Form 10-Q
period 2001-03-31
AGERE SYSTEMS INC
filed 2001-05-10
CIK 1129446

                      As Filed with the SEC on May 10, 2001



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to _____________


                        Commission file number 001-16397

                               AGERE SYSTEMS INC.

          A Delaware                                   I.R.S. Employer
          Corporation                                  No. 22-3746606


               555 Union Boulevard, Allentown, Pennsylvania 18109

                       Telephone - Area Code 610-712-4323



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X

At May 1, 2001, 727,000,000 shares of Class A common stock and 908,100,000 shares of Class B common stock were outstanding.

2                                                             Form 10-Q - Part I

                         PART 1 - Financial Information

Item 1. Financial Statements

                       AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                       Three                           Six
                                                    Months Ended                   Months Ended
                                                      March 31,                      March 31,
                                                2001            2000            2001            2000
Revenue (includes $174 and $239 for
  the three months ended March 31,
  2001 and 2000 respectively, and
  $405 and $456 for the six months
  ended March 31, 2001 and 2000
  respectively, from Lucent
  Technologies Inc.) .....................    $ 1,191         $ 1,067         $ 2,553         $ 2,033
Costs ....................................        750             613           1,532           1,115
Gross profit .............................        441             454           1,021             918

Operating Expenses:
Selling, general and
  administrative .........................        179             132             336             242
Research and development .................        261             190             537             363
Purchased in-process research
 and development .........................         --              11              --              11
Amortization of goodwill and other
  acquired intangibles ...................        112               5             223              10
Restructuring and separation .............         36              --              47              --
Total operating expenses .................        588             338           1,143             626

Operating income(loss) ...................       (147)            116            (122)            292
Other income(expense) - net ..............         16              (2)             37              (6)
Interest expense .........................         10              14              34              28
Income(loss) before provision for
  income taxes ...........................       (141)            100            (119)            258
Provision for income taxes ...............          7              35              29              99

Income(loss) before cumulative effect
 of accounting change ....................       (148)             65            (148)            159

Cumulative effect of accounting change
 (net of benefit for income taxes of
  $2) ....................................         --              --              (4)             --

Net income(loss) .........................    $  (148)        $    65         $  (152)        $   159

Earnings(loss) per share -
  basic and diluted ......................    $ (0.15)        $  0.06         $ (0.15)        $  0.15
Average shares outstanding - basic and
   Diluted (millions) ....................      1,035           1,035           1,035           1,035


See Notes to Condensed Consolidated and Combined Financial Statements.

3                                                             Form 10-Q - Part I

                       AGERE SYSTEMS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                               March 31,   September 30,
                                                 2001          2000
ASSETS

Cash and cash equivalents ..................    $   72        $   --

Trade receivables, less allowances
 of $29 at March 31, 2001
 and $17 at September 30, 2000 .............       600           699

Receivables due from Lucent Technologies
  Inc. .....................................        37           122

Inventories - net ..........................       629           380

Deferred income taxes - net ................        72            69

Prepaid expenses ...........................        64            68

Other current assets .......................        79            66

Total current assets .......................     1,553         1,404

Property, plant and equipment - net ........     2,134         1,883

Goodwill and other acquired intangibles,
 net of accumulated amortization of $257
  at March 31, 2001 and $210 at
  September 30, 2000 .......................     3,285         3,491

Deferred income taxes - net ................        35            55

Other assets ...............................       292           234

Total assets ...............................    $7,299        $7,067


See Notes to Condensed Consolidated and Combined Financial Statements.

                                    (CONT'D)

4                                                             Form 10-Q - Part I

                       AGERE SYSTEMS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                   March 31,    September 30,
                                                    2001            2000
LIABILITIES

Accounts payable ...........................       $   464         $   267
Payroll and benefit-related
  liabilities ..............................           191             193
Capitalized lease obligation ...............            16              14
Income taxes payable .......................           320             289
Other current liabilities ..................           191             213

Total current liabilities ..................         1,182             976

Postemployment benefit liabilities .........            94              95
Capitalized lease obligation ...............            42              46
Deferred income taxes - net ................            97             103
Other liabilities ..........................           107              66

Total liabilities ..........................         1,522           1,286

Commitments and contingencies

SHAREHOLDER'S EQUITY/INVESTED EQUITY

Preferred stock, par value $1.00 per share,
  250,000,000 shares authorized and no
  shares issued and outstanding
Class A common stock, par value $0.01 per
  share, 5,000,000,000 shares authorized
  and no shares issued and outstanding
Class B common stock, par value $0.01 per
  share, 5,000,000,000 shares authorized
  and 1,035,100,000 shares issued and
  outstanding at March 31, 2001 and
  September 30, 2000 .......................            10              10
Additional paid-in capital .................         5,889              --
Owner's net investment .....................            --           5,823
Accumulated deficit ........................           (78)             --
Accumulated other comprehensive
 loss ......................................           (44)            (52)

Total shareholder's equity/invested equity .         5,777           5,781

Total liabilities and shareholder's
 equity/invested equity ....................       $ 7,299         $ 7,067


See Notes to Condensed Consolidated and Combined Financial Statements.

5                                                             Form 10-Q - Part I


                       AGERE SYSTEMS INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER'S
          EQUITY/INVESTED EQUITY AND TOTAL COMPREHENSIVE INCOME (LOSS)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                              Three                            Six
                                                           Months Ended                    Months Ended
                                                             March 31,                       March 31,
                                                       2001            2000            2001            2000
Class B Common Stock beginning and
ending balance.................................     $    10         $    10         $    10         $    10

Owner's net investment
Beginning balance ..............................       5,915           2,180           5,823           1,969
Net income (loss) ..............................         (70)             65             (74)            159
Transfers to Lucent Technologies ...............          --            (990)         (1,405)         (2,077)
Transfers from Lucent Technologies .............          --           1,067           1,501           2,271
Transfer to additional paid in capital .........      (5,845)                         (5,845)
Ending balance .................................          --           2,322              --           2,322

Additional paid in capital
Beginning balance ..............................          --              --              --              --
Transfer from owner's net investment ...........       5,845              --           5,845              --
Transfers to Lucent Technologies ...............      (1,318)             --          (1,318)             --
Transfers from Lucent Technologies .............       1,362              --           1,362              --
Ending balance .................................       5,889              --           5,889              --

Retained earnings
Beginning balance ..............................          --              --              --              --
Net loss from February 1, 2001 .................         (78)             --             (78)             --
Ending balance .................................         (78)             --             (78)             --

Accumulated other comprehensive income (loss)
Beginning balance ..............................         (33)            (25)            (52)            (17)
Foreign currency translations ..................         (11)            (13)              8             (21)
Ending balance .................................         (44)            (38)            (44)            (38)

Total shareholder's equity/invested
   equity ending balance........................     $ 5,777         $ 2,294         $ 5,777         $ 2,294

Total comprehensive income (loss)
Net income (loss) ..............................     $  (148)        $    65         $  (152)        $   159
Other comprehensive income (loss) ..............         (11)            (13)              8             (21)
Total comprehensive income(loss) ...............     $  (159)        $    52         $  (144)        $   138


See Notes to Condensed Consolidated and Combined Financial Statements.

6                                                             Form 10-Q - Part I

                       AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                         Six Months
                                                        Ended March 31,
                                                      2001          2000
Operating Activities
Net income(loss) .................................   $(152)        $ 159
Adjustments to reconcile net income(loss)
to net cash provided by operating activities,
net of effects of acquisitions of businesses:
   Cumulative effect of accounting
    change .......................................       4            --
   Depreciation and amortization .................     442           233
   Provision for uncollectibles ..................      14             2
   Provision for deferred income taxes ...........      (4)           (1)
   Purchased in-process research and
     development .................................      --            11
   Equity (earnings)loss from investments ........     (40)            6
   Decrease in receivables .......................     169            42
   Increase in inventories .......................    (249)           (6)
   Increase(decrease) in accounts
     payable .....................................     197           (43)
   Changes in other operating assets
     and liabilities .............................     (18)         (124)
   Other adjustments for non-cash
     items - net .................................       6            --
Net cash provided by operating activities ........     369           279

Investing Activities
Capital expenditures .............................    (485)         (333)
Proceeds from the sale or disposal of
  property, plant and equipment ..................      --             1
Purchases of investments .........................      --           (28)
Acquisitions of businesses,
  net of cash acquired ...........................      (1)         (104)
Other investing activities - net .................      --            (5)
Net cash used in investing activities ............    (486)         (469)


See Notes to Condensed Consolidated and Combined Financial Statements.
                                    (CONT'D)

7                                                             Form 10-Q - Part I

                       AGERE SYSTEMS INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                    Six Months
                                                  Ended March 31,
                                                2001          2000
Financing Activities
Transfers from Lucent Technologies Inc. ....     189           193
Principal payments of capital lease
obligation .................................      (3)           (4)
Net cash provided by financing
Activities .................................     186           189

Effect of exchange rate
  changes on cash ..........................       3             1

Net increase in cash and
  cash equivalents .........................      72            --

Cash and cash equivalents
  at beginning of year .....................      --            --

Cash and cash equivalents
  at end of period .........................   $  72         $  --


See Notes to Condensed Consolidated and Combined Financial Statements.

8                                                             Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

On July 20, 2000, Lucent Technologies Inc. ("Lucent") announced its intention to spin off its optoelectronic components and integrated circuits businesses (collectively, the "Company's Businesses") that now comprise Agere Systems Inc. (the "Company" or "Agere"). Lucent also has announced that it intends to distribute all shares of the Company's common stock it then owns to its stockholders in a tax free distribution by the end of Lucent's current fiscal year, which will occur on September 30, 2001 (the "Distribution"), following the Initial Public Offering ("IPO") of the Company's Class A common stock, which was completed in April 2001 (see Footnote 12 - Subsequent Events). The Distribution is subject to certain conditions, and may not occur by the contemplated time or at all.

On August 1, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Lucent. On this date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding. Effective February 1, 2001, Lucent transferred to the Company substantially all of the assets and liabilities of the Company's Businesses (the "Separation") except for short-term debt and related fees which were transferred at the IPO closing date, and prepaid pension costs and post retirement liabilities which will be transferred at the Distribution.

On March 14, 2001, the Company amended its certificate of incorporation to authorize shares of Class A and Class B common stock and changed and reclassified its 1,000 outstanding shares of common stock into 1,035,100,000 shares of Class B common stock (the "Recapitalization"). The ownership rights of Class A and Class B common stockholders are the same except that each share of Class B common stock has four votes for the election and removal of directors while each share of Class A common stock has one vote for such matters. All Company share and per share data has been retroactively adjusted to reflect the Recapitalization.

BASIS OF PRESENTATION

The condensed combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings on February 1, 2001, the date on which Lucent began transferring to the Company the assets and liabilities of the Company's Businesses. The formation of the Company and the transfers of assets and liabilities from Lucent has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Beginning February 1, 2001, the Company's consolidated financial statements include certain majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions and balances between and among the Company's Businesses have been eliminated.

9                                                             Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

GENERAL CORPORATE EXPENSES

Lucent allocated general corporate expenses prior to February 1, 2001. These allocations are based on revenue for each fiscal year and reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocation was primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. After the Separation, the Company and Lucent entered into agreements for Lucent to provide certain general corporate services. The consolidated and combined financial statements for the three months ended March 31, 2001 and 2000 include amounts for these services of $27 and $45, respectively, and $72 and $83 for the six months ended March 31, 2001 and 2000, respectively.

BASIC RESEARCH

Prior to February 1, 2001, research and development expenses in the consolidated and combined statements of operations include an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. This allocation amounted to $6 and $17 for the three months ended March 31, 2001 and 2000, respectively, and $23 and $34 for the six months ended March 31, 2001 and 2000. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company.

INTEREST EXPENSE

Prior to the Separation, Lucent provided financing to the Company and incurred debt at the parent level. The consolidated and combined balance sheets do not include debt other than a capitalized lease obligation. The consolidated and combined statements of operations, however, include an allocation of interest expense totaling $9 and $12 for the three months ended March 31, 2001 and 2000, respectively, and $32 and $24 for the six months ended March 31, 2001 and 2000, respectively. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The Company's interest expense as a stand-alone company may be higher or lower than those reflected in the consolidated and combined statements of operations. Interest expense also includes interest expense related to the Company's lease obligation.


PENSION AND POSTRETIREMENT COSTS

At the Distribution, the Company will become responsible for pension and postretirement benefits for the United States ("U.S.") active employees of the Company. Obligations related to retired and terminated vested U.S. employees as of the IPO will remain the responsibility of Lucent. Until the Distribution, the Company's U.S. employees will be participants in most of Lucent's employee benefit plans. At the Distribution, the Company will become responsible for pension and postretirement benefits for the Company's U.S. employees who retire or terminate after the IPO, and Lucent will transfer to the Company the pension and postretirement assets related to those employees. Lucent has managed its U.S. employee benefit plans on a consolidated basis and separate Company information is not readily available. Therefore, the Company's share of the Lucent U.S. plans' assets and liabilities is not included in the consolidated and combined balance sheets. The consolidated and combined statements of operations include, however, an allocation of the costs of the

10                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

U.S. employee benefit plans. These costs were allocated based on the Company's U.S. active employee population for each of the periods presented. In relation to the Lucent plans, the Company recorded pension expense of $1 and $7 for the three months ended March 31, 2001 and 2000, respectively, and $3 and $14 for the six months ended March ended 31, 2001 and 2000, respectively, and postretirement benefit expense of $3 and $4 for the three months ended March 31, 2001 and 2000, respectively, and $6 and $8 for the six months ended March 31, 2001 and 2000, respectively. The Company is responsible for the pension and postretirement benefits of its non-U.S. employees. The assets and liabilities of the various country-specific plans for these employees are reflected in the consolidated and combined financial statements and were not material for the periods presented.

INTERIM FINANCIAL INFORMATION

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Form S-1. The condensed financial information as of March 31, 2001 and for the three and six months ended March 31, 2001 and 2000 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year 2001 or any other future periods.

RESTRUCTURING AND SEPARATION EXPENSES

Restructuring and separation expenses include restructuring expenses such as the cost of certain lease terminations, as well as incremental spending associated with the Company's separation from Lucent such as the establishment of a separate computer and information technology infrastructure and associated information processing and network support.

INCOME TAXES

For the three months ended March 31, 2001 and 2000 the effective tax rates were (5.6%) and 34.9%, respectively. The effective tax rates were (24.9%) and 38.4%, respectively, for the six months ended March 31, 2001 and 2000. The 2001 rates include the impact of non-tax deductible goodwill amortization associated with acquisitions, and separation related costs.

CASH AND RECEIVABLES

Lucent uses a centralized approach to cash management and the financing of its operations. Prior to the IPO, cash deposits from the Company's Businesses were transferred to Lucent on a regular basis and were netted against the owner's net investment account. On March 31, 2001, $43 of the trade receivables due from Lucent in the U.S. were settled through equity.


2. RECENT PRONOUNCEMENTS

SAB 101

In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of

11                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

fiscal 2001. The Company plans to adopt SAB 101 in the fourth fiscal quarter, and does not believe the impact of adoption of SAB 101 will be material to its consolidated financial position and results of operations.

3. ACCOUNTING CHANGE

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax decrease to results from operations of $4 (net of a tax benefit of $2) in the six months ended March 31, 2001. The decrease in results from operations is primarily due to derivatives not designated as hedging instruments. For the three and six months ended March 31, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

FOREIGN CURRENCY RISK

The Company conducts its business on a multinational basis in a variety of foreign currencies. To manage this risk, the Company enters into various foreign exchange forward contracts to manage its exposure to changes in those foreign exchange rates. Alternatively, the Company may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged are Euros, Singapore dollars and British Pounds Sterling.

The Company hedges foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies, but generally does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in earnings in the period of change and have not been material to the Company due to the short maturities of these instruments.

4. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                   March 31,   September 30,

                                                       2001         2000
                                                       ----         ----
INVENTORIES
Completed goods ................................       $121         $119
Work in process and raw materials ..............        508          261
                                                       ----         ----
                                                       $629         $380
                                                       ====         ====

12                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

CASH FLOW INFORMATION

Interest and income taxes historically have been paid by Lucent on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations.

The after-tax components of accumulated other comprehensive income (loss) are shown below.

                                           Three Months Ended          Six Months Ended
                                                March 31,                   March 31,
                                           2001          2000          2001          2000
                                           ----          ----          ----          ----
Net income (loss) ....................    $(148)        $  65         $(152)        $ 159

Other comprehensive income (loss):

Foreign currency translation
         adjustments .................      (11)          (13)            8           (21)
                                          -----         -----         -----         -----

Other comprehensive income (loss) ....    $(159)        $  52         $(144)        $ 138
                                          =====         =====         =====         =====

The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries.


6. EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As a result of the net loss reported for the three and six months ended March 31, 2001, approximately 33,820 and 16,724, respectively, potential common shares, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. In addition, at March 31, 2001, Agere employees held stock-based awards covering approximately 48 million shares of Lucent common stock that will be converted to Agere stock-based awards at the time of the Distribution. The number of shares of Agere common stock subject to substituted awards cannot be determined at this time since the conversion ratio will be determined at the Distribution based on the per share value of the Company's common stock in relation to that of Lucent's common stock.

13                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The following table shows the basic and diluted earnings per share information for the three and six months ended March 31, 2001 and 2000:

                                                   Three Months Ended                  Six Months Ended
                                                        March 31,                          March 31,
                                                  2001             2000              2001             2000
                                                  ----             ----              ----             ----
Net income(loss) .........................     $    (148)        $      65        $    (152)       $     159

Income (loss) per common share  - basic
  and diluted:
  Net income(loss) before cumulative
    effect of accounting change ..........     $   (0.15)        $    0.06        $   (0.15)        $    0.15
  Cumulative effect of accounting
    change ...............................            --                --               --                --

  Net income(loss) .......................     $   (0.15)        $    0.06        $   (0.15)        $    0.15

Average shares outstanding - basic
  and diluted (millions) .................         1,035             1,035            1,035             1,035

7. OPERATING SEGMENTS

The Company has two reportable segments: Optoelectronics and Integrated Circuits. The Optoelectronics segment represents the Company's optoelectronic components operations, including both active optoelectronic components and passive components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks. The Integrated Circuits segment represents the Company's integrated circuits operations. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. The Integrated Circuits segment also includes the Company's wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. The Optoelectronics and Integrated Circuits segments each include revenue from the licensing of intellectual property related to that segment. There were no intersegment sales during the periods presented.

Each segment is managed separately. Disclosure of segment information is on the same basis as is used internally for evaluating segment performance and for deciding how to allocate resources.

The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is operating income, exclusive of the amortization of goodwill and other acquired intangibles, purchased in-process research and development("IPRD") and restructuring and separation expenses.

14                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

REPORTABLE SEGMENTS

                                                       Three Months Ended      Six Months Ended
                                                            March 31,              March 31,
                                                       2001          2000       2001       2000
                                                       ----          ----       ----       ----
INTEGRATED CIRCUITS
  Revenue ..........................................   $812          $801     $1,750     $1,563
  Operating income(loss) - excluding amortization
     of goodwill and other acquired
     intangibles, IPRD and restructuring
     and separation expenses .......................    (46)           49         13        179

OPTOELECTRONICS
  Revenue ..........................................   $379          $266        $803      $470
  Operating income - excluding amortization
     of goodwill and other acquired
     intangibles, IPRD and restructuring
     and separation expenses .......................     47            83         135       134

RECONCILING ITEMS

A reconciliation of the totals reported for the operating segments to the significant line items in the condensed financial statements is shown below.

                                                  Three Months Ended       Six Months Ended
                                                       March 31,               March 31,
                                                  2001          2000       2001         2000
                                                  ----          ----       ----         ----
OPERATING INCOME
  Total reportable segments...................   $   1          $132       $148         $313
  Amortization of goodwill and other acquired
     intangibles..............................    (112)           (5)      (223)         (10)
  IPRD........................................       -           (11)         -          (11)
  Restructuring and separation expenses.......     (36)            -        (47)           -
                                                 ------         ----      ------        ----
          Total operating income (loss).......   $(147)         $116      $(122)        $292
                                                 ======         ====      ======        ====

8. STOCK COMPENSATION PLANS

In March 2001, the Company adopted a long-term incentive plan that provides for the granting of stock-based awards to employees, and also adopted a stock option plan for non-employee directors. Under these plans, the exercise price per share under an option may not be less than the fair market value of a share on the date of grant. The options for employees become exercisable over a four-year period, while options for non-employee directors become vested and exercisable generally on the first anniversary of the date of grant. The Company has reserved 182,000,000 shares for issuance under these plans and, concurrent with its IPO, granted options to purchase 79,665,675 shares of its common stock at the IPO price of $6 per share.

The Company has established an Employee Stock Purchase Plan ("ESPP") that will be implemented by consecutive offering periods with the first offering period commencing March 27, 2001 and ending April 30, 2003, and with subsequent offering periods generally running for 24 months beginning May 1 of every other year. Each offering period will consist of four purchase periods with the first purchase period commencing March 27, 2001 and subsequent purchase periods generally beginning on either May 1 or November 1 and lasting six months. Under the terms of the ESPP,

15                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

eligible employees may have up to 10% of eligible compensation (subject to certain limitations) deducted from their pay to purchase shares of the Company's common stock at a price equal to 85% of the lower of the price on the employee's entry date for the current offering period or the last trading day of each purchase period. A maximum of 85,000,000 shares are authorized for issuance under the ESPP.


9. TRANSACTIONS WITH LUCENT

For the three months ended March 31, 2001 and 2000, the Company had $174 and $239, respectively, of revenue for products sold to Lucent, and $405 and $456 for the six months ended March 31, 2001 and 2000, respectively. Included in these transactions were sales to Avaya Inc., formerly the enterprise networks business of Lucent, of $14 and $30 for the three and six months ended March 31, 2000, respectively. As a result of Lucent's spin-off of Avaya Inc. on September 30, 2000, the Company's sales to Avaya Inc. are not transactions with Lucent since that date. Products purchased from Lucent were $6 and $5 for the three months ended March 31, 2001 and 2000, respectively, and $15 and $8 for the six months ended March 31, 2001 and 2000, respectively. Prior to the Separation, certain other costs were billed directly to the Company by Lucent for specific research and development projects related to the Company's Businesses. This amounted to $6 and $16 for the three months ended March 31, 2001 and 2000, respectively, and $23 and $31 for the six months ended March 31, 2001 and 2000, respectively.

Following the Separation, the Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support.

The Interim Service and Systems Replication Agreement also provides for the replication and transfer of designated computer systems used for administrative support or used in the Company's Businesses or Lucent's other businesses. The systems include specified hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing hardware or obtaining software are borne by the party purchasing the hardware or licensing the software. These costs and services amounted to $20 for both the three and six months ended March 31, 2001.


10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at March 31, 2001, would not be material to the annual consolidated financial statements.

16                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd., with Chartered Semiconductor Manufacturing Ltd. ("Chartered Semiconductor"), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company has an agreement with Silicon Manufacturing Partners to purchase 51% of the production output from this facility and Chartered Semiconductor agreed to purchase the remaining 49% of the production output. If the Company fails to purchase its required commitments, it will be required to pay Silicon Manufacturing Partners for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right of first refusal to purchase integrated circuits produced in excess of the Company's requirements. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency.

In July 2000, the Company and Chartered Semiconductor entered into an agreement committing the Company and Chartered Semiconductor to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. The Company has agreed to invest up to $350 over a five year period. As part of the joint development activities, the two companies will staff a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. These scientists and engineers will work with Company teams in Murray Hill, New Jersey, and Orlando, Florida, as well as with Chartered Semiconductor's technology development organization, to create a 600-person research and development team. This relationship is in the early stages of development. The agreement may be terminated for breach of material terms upon 30 days notice or for convenience upon six months notice prior to the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of that project.

RISKS AND UNCERTAINTIES

The Company has a limited history operating as a stand-alone company, and it may be unable to make the changes necessary to operate as a stand-alone company, or it may incur greater costs as a stand-alone company that may cause its profitability to decline. Until recently, the Company's Businesses were operated by Lucent as a segment of its broader corporate organization rather than as a separate stand-alone company. Lucent assisted the Company by performing various corporate functions, including public relations, employee relations, investor relations, finance, legal and tax functions. Lucent continues to provide some of these functions to the Company on an interim basis pursuant to the Interim Services and Systems Replication Agreement. If the Company does not have in place its own systems and business functions or if it does not have agreements with other providers of these services once the Interim Services and Systems Replication Agreement with Lucent expires, the Company may not be able to effectively operate its business and its profitability may decline.

LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. The Company also may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products.

17                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

A patent infringement lawsuit has been filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division) on October 3, 2000. The Company anticipates that it may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages.

Another patent infringement lawsuit has been filed against Lucent, among other semiconductors manufacturers, by Lemelson Medical, Education & Research Foundation, LP, in the United States District Court, District of Arizona on June 15, 1999. The Company anticipates that it may be named a defendant in the suit. The complaint alleges infringement of 16 patents, 14 of which relate to machine vision and bar code readers, and the other two relate to semiconductor processing technology. The action has been stayed with respect to the 14 patents relating to machine vision and bar code readers, pending a request by the equipment manufacturers to join the suit and assume responsibility for the litigation. The complaint alleges infringement of the two patents related to semiconductor processing based on the manufacture and sale of semiconductor devices. The complaint seeks unspecified monetary damages, counsel fees and injunctive relief. All of the Company's integrated circuit products are subject to this complaint. This matter is in its early stages.

If the Company is unsuccessful in resolving these proceedings, as they relate to the Company, its operations may be disrupted or it may incur additional costs that may decrease its profitability. Other than as described above, the Company does not believe there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

ENVIRONMENTAL, HEALTH AND SAFETY

The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Lucent is a potentially responsible party at numerous Superfund sites and sites otherwise requiring cleanup action. With some limited exceptions, under the Separation and Distribution Agreement with Lucent, the Company has assumed all environmental liabilities resulting from the Company's Businesses, which include liabilities for the costs associated with eight of these sites--five Superfund sites, two of the Company's former facilities and one of the Company's current manufacturing facilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for

18                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals will be adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


11. INVESTMENT IN SILICON MANUFACTURING PARTNERS PTE LTD.

The Company owns a 51% interest in Silicon Manufacturing Partners ("SMP"), a joint venture with Chartered Semiconductor Manufacturing Ltd., which operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The investment is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to respective customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income is not expected to be shared in the same ratio as equity ownership. For the three and six months ended March 31, 2001 the Company recognized equity earnings in SMP of $20 and $40, an increase of $22 and $47 respectively, from the prior year periods. SMP reported a net loss of $1 and net income of $27 for the three and six months ended March 31, 2001 versus a net loss of $4 and $14 for the same periods in 2000. As of March 31, 2001, SMP reported total assets of $669 and total liabilities of $482 compared to total assets of $629 and total liabilities of $447 as of September 30, 2000.


12. SUBSEQUENT EVENTS

IPO AND OTHER STOCK TRANSACTIONS

On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in the IPO for $6 per share less underwriting discounts and commissions of $.23 per share. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option and, as a result, on April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt under a credit facility that is secured by substantially all of the Company's assets. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock. The unaudited pro forma condensed balance sheet as of March 31, 2001 below has been prepared assuming the IPO, the debt assumption and certain other transactions described below occurred on March 31, 2001, but does not purport to project the Company's financial position for any future date. The unaudited pro forma condensed balance sheet is based upon available information and certain assumptions the Company believes are reasonable.

19                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                                   Historical      Adjustments         Pro Forma
ASSETS
Cash and cash equivalents ......................................................     $    72         $ 3,440 (A)        $ 3,512
Trade receivables, less allowances .............................................         600                                600
Receivables due from Lucent Technologies Inc ...................................          37                                 37
Inventories ....................................................................         629                                629
Other current assets ...........................................................         215              55 (B)            270
             Total current assets ..............................................       1,553           3,495              5,048
Property, plant and equipment  - net ...........................................       2,134                              2,134
Goodwill and other acquired intangibles, net ...................................       3,285                              3,285
Prepaid pension costs ..........................................................          --             128 (C)            128
Other assets ...................................................................         327             (20)(A)            307
             Total assets ......................................................     $ 7,299         $ 3,603            $10,902

LIABILITIES
Current Liabilities ............................................................     $ 1,182         $   (20)(A)        $ 1,162
Short-term debt ................................................................          --           2,500 (D)          2,500
             Total current liabilities .........................................       1,182           2,480              3,662
Post-employment benefit liabilities ............................................          94                                 94
Other liabilities ..............................................................         246              74 (C)
                                                                                                          21 (C)            341
             Total liabilities .................................................       1,522           2,575              4,097

INVESTED EQUITY/STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 250,000,000 shares
Authorized and no shares issued and outstanding pro forma
Class A common stock, par value $0.01 per share,
    5,000,000,000 shares authorized and 727,000,000 shares .....................          --               6 (A)
    Issued and outstanding pro forma ...........................................          --               1 (E)              7
Class B common stock, par value $0.01 per share,
    5,000,000,000 shares authorized
    and 908,100,000 shares
    Issued and outstanding pro forma ...........................................          10              (1)(E)              9
Additional paid in capital .....................................................       5,889           3,434 (A)
 ...............................................................................                          55 (B)
 ...............................................................................                          33 (C)
 ...............................................................................                      (2,500)(D)          6,911
Accumulated deficit ............................................................         (78)                               (78)
Accumulated other comprehensive loss ...........................................         (44)                               (44)
             Total invested equity/stockholder's equity ........................       5,777           1,028              6,805
             Total liabilities and invested equity/
                 stockholder's equity ..........................................     $ 7,299         $ 3,603            $10,902

20                                                            Form 10-Q - Part I

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


Notes to the Pro Forma Condensed Financial Statements

(A) Reflects the receipt of the proceeds net of underwriting discounts and commissions and other IPO related expenses from the sale of 600,000,000 shares of the Class A common stock in the IPO and payment of estimated offering expenses.

(B) Reflects the transfer from Lucent of the unamortized fees related to the $2,500 of short-term debt assumed upon completion of the IPO amounting to $55.

(C) Reflects the projected prepaid pension asset $128 and postretirement liability $74 and the associated deferred taxes $21 using a statutory rate of 39.0%, as of September 30, 2001 associated with various existing Lucent pension and other employee benefit plans related to the employees of the Company.

(D) Reflects the assumption of $2,500 of short-term debt upon completion of the IPO. The short-term debt consists of short-term borrowings under a credit facility that is secured by substantially all of the Company's assets. The Company did not receive any of the proceeds of this short-term debt. The $2,500 facility is comprised of term loans and revolving credit loans.
     Upon the repayment of $1,500 of the debt, and if the Company has credit ratings of BBB- with a stable outlook from Standard & Poors and Baa3 with a stable outlook from Moody's Investor Services, the debt will become unsecured. The current ratings are BBB- from Standard & Poors with a negative outlook and Baa3 from Moody's Investor Services with a stable outlook. Upon the repayment of $1,500, the remaining debt outstanding under this facility would consist of revolving credit loans. The credit facility will mature on February 21, 2002, which is 364 days from the date Lucent initially entered into the facility. The debt is not convertible into any other securities of the Company.

(E) Reflects the exchange by Lucent of 90,000,000 shares of Class B common stock for an equal number of shares of Class A common stock in connection with the overallotment option granted in the IPO and the conversion by Lucent on May 1, 2001 of an additional 37,000,000 shares of Class B common stock to Class A common stock.

BUSINESS RESTRUCTURING

On April 24, 2001 the Company announced a restructuring plan to reduce its workforce by approximately 2,000 employees. The workforce reduction was undertaken to align manufacturing capacity with customer demand and cut costs and expenses. The majority of the positions affected are based in the Company's manufacturing facilities in Allentown, Breinigsville and Reading, PA; Irwindale, CA and Orlando, FL. The Company expects a significant portion of the workforce reduction to be completed in the third fiscal quarter. It is anticipated that the balance will be completed in the following quarter. In connection with the plan, a pre-tax restructuring charge of less than $45 is expected to be recognized in the third fiscal quarter. Approximately half of this charge, for termination benefits to certain U.S. management employees, is expected to be funded through the assets of the Lucent pension plan.

21                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Agere Systems Inc. (the "Company") is the world leader in sales of communications semiconductors, which include both our optoelectronic components and integrated circuits. Communications semiconductors are the basic building blocks of electronic and photonic products and systems for terrestrial and submarine, or undersea, communications networks and for communications equipment. The Company sells its optoelectronic components and integrated circuits globally to manufacturers of communications and computer equipment.

The Company reports its operations in two segments: Optoelectronics and Integrated Circuits. The Optoelectronics segment represents our optoelectronic components operations, including both our active optoelectronic and our passive optical components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks. The Integrated Circuits segment represents our integrated circuits operations. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. The Integrated Circuits segment also includes our wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. The Optoelectronics and Integrated Circuits segments each include revenue from the licensing of intellectual property related to that segment.

The Company reported a net loss of $148 million and $152 million for the three and six months ended March 31, 2001 respectively compared to net income of $65 million and $159 million for the three and six months ended March 31, 2000. The primary reason for the decline in earnings is an increase in operating expenses as a result of goodwill resulting from acquisitions, increases in research and development and expenses associated with restructuring and separation from Lucent.

Separation From Lucent

The Company was incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. The Company had no material assets or activities as a separate corporate entity until the contribution to the Company by Lucent of its optoelectronic components and integrated circuits businesses (the "Separation"). Lucent conducted such businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began effecting the Separation by transferring to the Company the assets and liabilities related to such businesses. The Separation was substantially completed, including the transfer of all assets and liabilities, by the Initial Public Offering ("IPO") closing date, except for the prepaid pension costs and the postretirement liability. As a result, upon completion of the IPO inclusive of the shares sold in the overallotment option, Lucent owned 100% of our outstanding Class B common stock, which represented approximately 58% of the total outstanding common stock and approximately 85% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors.

Lucent has announced its intention to distribute through a spin-off all of the shares of the Company's common stock it then owns to its stockholders by the end of Lucent's current fiscal year, which will occur on September 30, 2001. There can be no assurance that the Distribution will occur by that date or at all.

The condensed combined financial statements of the Company include amounts that have been carved out from the financial statements of Lucent using the historical results of operations and historical basis of the assets and liabilities of such businesses.

22                                                            Form 10-Q - Part I

Additionally, the combined financial statements of the Company include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with the Company's businesses. The consolidated financial statements of the Company reflect the results of the operations, financial position and cash flows of the businesses transferred to the Company from Lucent in the Separation. Management believes the assumptions underlying the financial statements to be reasonable.

The financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. The financial information included herein does not reflect the changes that may occur in the funding and operations of the Company as a result of the Separation and the IPO.

Restructuring and Separation Expenses

As discussed below under "Operating Trends," the Company is currently experiencing a softening of demand for products. As a result of market conditions, on April 24, 2001 the Company announced a restructuring plan to reduce its workforce by approximately 2,000 employees. The workforce reduction was undertaken to align manufacturing capacity with customer demand and cut costs and expenses. The Company expects a significant portion of the workforce reduction to be completed in the third fiscal quarter. It is anticipated the balance will be completed in the following quarter. In connection with the plan, a pre-tax restructuring charge of less than $45 million is expected to be recognized in the third fiscal quarter. Approximately half of this charge, for termination benefits to certain U.S. management employees, is expected to be funded through the assets of Lucent's pension plans. After completion of the workforce reductions, annualized pre-tax savings associated with these actions is expected to be approximately $110 million. The Company continues to evaluate its cost and expense structure and may take additional actions to reduce costs and expenses.

The Company is expected to incur additional costs, fees and expenses relating to the separation from Lucent and the IPO of approximately $105 million. These costs, fees and expenses will be primarily related to legal separation matters, designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. Except for the anticipated $105 million of costs, fees and expenses, the Company does not currently anticipate that the changes as a result of the Separation will materially impact the cost structure as reflected in the historical results.


Operating Trends

Recently, the Company has experienced a higher than normal level of order reschedules and cancellations and the level of orders received is generally lower than previously anticipated. The Company believes this softening of demand from customers is in response to weakness in the customers' markets as a result of current economic conditions. As a result of these economic conditions, a number of customers have placed fewer orders and may have excess inventories of the Company's products.

The Company cannot predict the extent to which this softening of demand from the customers will continue. The Company has taken action to reduce capital expenditures, costs and expenses in response to these trends.

23                                                            Form 10-Q - Part I

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The following table shows the change in revenue, both in dollars and in percentage terms:

                                    Three Months Ended            Change
                                         March 31,
                                   2001            2000        $         %
                                   ----            ----
                                         (dollars in millions)
Operating Segment:
    Optoelectronics               $  379          $  266    $ 113       42%
    Integrated Circuits              812             801       11        1
                                  ------          ------    -----
       Total                      $1,191          $1,067    $ 124       12%
                                  ======          ======    =====


Revenue. Revenue increased 12% or $124 million, for the three months ended March 31, 2001 as compared to the same period in 2000, due primarily to volume increases in the Optoelectronics segment. The increase of $113 million in the current quarter within the Optoelectronics segment was led by increased sales in the metro, submarine network, and transponder product lines. The increase of $11 million in the current quarter within the Integrated Circuits segment was driven by volume increases in the wireless local area networking and network-communication products, partially offset by decreases in the remainder of the segment's lines.

Costs and gross margin. Costs increased 22% or $137 million, from $613 million in the prior year quarter to $750 million for the three months ended March 31, 2001. Gross margin decreased approximately 5.5 percentage points from 42.5% to 37.0% for the three months ended March 31, 2001 as compared to the same period in 2000 due to lower manufacturing capacity utilization and increased inventory reserves. Gross margin for the Integrated Circuits segment was 34% for the current quarter, and 40.0% for the prior year quarter. The decrease in Integrated Circuits gross margin was due primarily to lower manufacturing capacity utilization and increased inventory reserves. Gross margin for the Optoelectronics segment was 43.6% for the current quarter, and 49.6% for the prior year quarter. The decrease in Optoelectronics gross margin was due to increased inventory reserves and changes in product mix.

Selling, general and administrative. Selling, general and administrative expenses increased 36% or $47 million, from $132 million in the prior year quarter to $179 million for the three months ended March 31, 2001. The increase for the three months ended March 31, 2001 was due to expenses associated with being a standalone company and an increase in allowance for doubtful accounts.

Research and development. Research and development expenses increased 37% or $71 million, from $190 million for the three months ended March 31, 2000 to $261 million for the three months ended March 31, 2001. The increase was due to new and ongoing product development expenses within the Integrated Circuits and Optoelectronics segments, including $21 million for development projects associated with acquisitions during fiscal 2000.

Amortization of goodwill and other acquired intangibles. Amortization expense increased $107 million from $5 million for the three months ended March 31, 2000 to $112 million for the three months ended March 31, 2001 due to the amortization of goodwill associated with acquisitions during fiscal 2000.

24                                                            Form 10-Q - Part I

Restructuring and separation expenses. In connection with our separation from Lucent, we incurred $36 million of expenses during the current fiscal quarter. These charges included restructuring expenses such as the cost of certain lease terminations, as well as expenses associated with the Company's Separation from Lucent such as the establishment of a separate computer and information technology infrastructure and associated information processing and network support.

Operating income (loss). Operating income decreased $263 million, from $116 million for the three months ended March 31, 2000 to a loss of $147 million for the same period in 2001. Operating income includes amortization of goodwill and other acquired intangibles. The Optoelectronics segment operating loss was $46 million for the three months ended March 31, 2001 compared to operating income of $83 million for the same period in 2000. The results for the three months ended March 31, 2001 included $93 million of amortization of goodwill and other acquired intangibles, and zero in the prior year quarter. The Integrated Circuits segment operating loss was $65 million for the three months ended March 31, 2001 compared to income of $44 million for the same period in 2000. The results for the three months ended March 31, 2001 included $19 million of amortization of goodwill and other acquired intangibles compared to $5 million in the prior year quarter. The reported segments do not include $36 million of restructuring and separation expense for the quarter ended March 31, 2001, and approximately $11 million of costs related to purchased in-process research and development ("IPRD") for the quarter ended March 31, 2000.

The following table shows the change in operating income (loss), excluding IPRD, amortization of goodwill and other acquired intangibles, and restructuring and separation expenses both in dollars and in percentage terms:

                                Three Months Ended                Change
                                    March 31,
                                2001         2000            $             %
                                ----         ----
                                    (dollars in millions)
Operating Segment:
    Optoelectronics            $  47         $  83        $ (36)          (43%)
    Integrated Circuits          (46)           49          (95)         (194)
                               -----         -----        -----
       Total                   $   1         $ 132        $(131)          (99%)
                               =====         =====        =====

Other income(expense)-net. Other income(expense)-net increased $18 million, from a net loss of $2 million for the three months ended March 31, 2000 to $16 million of income for the same period in 2001. The increase was attributed primarily to a higher level of income from the equity investment in Silicon Manufacturing Partners Pte Ltd.

Provision for income taxes. For the second fiscal quarter of 2001, the Company recorded a provision for income taxes of $7 million on a pre-tax loss of $141 million, yielding an effective tax rate of (5.6%). This rate is higher than the U.S. statutory rate primarily due to the impact of non-tax deductible goodwill amortization and separation costs partially offset by research and development tax credits.

For the second fiscal quarter of 2000, the Company recorded a provision for income taxes of $35 million on pre-tax income of $100 million, yielding an effective tax rate of 34.9%. This rate approximates the U.S. statutory rate as the research and development tax credits and the tax impact of non-U.S. activity were offset by non-tax deductible goodwill amortization.

25                                                            Form 10-Q - Part I

RESULTS OF OPERATIONS

Six months ended March 31, 2001 compared to six months ended March 31, 2000

The following table shows the change in revenue, both in dollars and in percentage terms:

                                        Six Months Ended          Change
                                            March 31,
                                      2001           2000       $         %
                                      ----           ----
                                             (dollars in millions)
Operating Segment:
    Optoelectronics                 $  803          $  470    $ 333       71%
    Integrated Circuits              1,750           1,563      187       12
                                    ------          ------    -----
       Total                        $2,553          $2,033    $ 520       26%
                                    ======          ======    =====

Revenue. Revenue increased 26% or $520 million, for the six months ended March 31, 2001 as compared to the same period in 2000, due to volume increases in both the Optoelectronics and Integrated Circuits segments. The increase of $333 million in the current period within the Optoelectronics segment was led by increased sales of optoelectronic components for high-speed transport, submarine network, and access applications. The increase of $187 million in the current year within the Integrated Circuits segment was driven by volume increases in the network communication and wireless local area networking products, partially offset by decreases in our wireless terminal devices.

Costs and gross margin. Costs increased 37% or $417 million, from $1,115 million in the prior year to $1,532 million for the six months ended March 31, 2001. Gross margin decreased approximately 5 percentage points from 45% to 40% for the six months ended March 31, 2001 as compared to the same period in 2000 due primarily to lower manufacturing capacity and increased inventory reserves. Gross margin for the Integrated Circuits segment was 38% for the six months ended March 31, 2001, and 44% for the same period in 2000. The decrease in Integrated Circuits gross margin was due primarily to lower manufacturing capacity utilization and increased inventory reserves. Gross margin for the Optoelectronics segment was 45% for the six months ended March 31, 2001, and 48% for the same period in 2000. The decrease in Optoelectronics gross margin was due primarily to increased inventory reserves.

Selling, general and administrative. Selling, general and administrative expenses increased 39% or $94 million, from $242 million in the six months ended March 31, 2000 to $336 million for the same period in 2001. The increase for the six months ended March 31, 2001 was due to expenses associated with being a standalone company and an increase in our allowance for doubtful accounts.

Research and development. Research and development expenses increased 48% or $174 million, from $363 million for the six months ended March 31, 2000 to $537 million for the six months ended March 31, 2001. The increase was due to new and ongoing product development expenses within the Integrated Circuits and Optoelectronics segments, including $53 million for development projects associated with acquisitions during fiscal 2000.

Amortization of goodwill and other acquired intangibles. Amortization expense increased $213 million from $10 million for the six months ended March 31, 2000 to $223 million for the six months ended March 31, 2001 due to the amortization of goodwill associated with acquisitions in fiscal 2000.

26                                                            Form 10-Q - Part I

Restructuring and separation expenses. In connection with restructuring and separation from Lucent, the Company incurred $47 million of expenses during the current fiscal year-to-date. These charges included restructuring expenses such as the cost of certain lease terminations, as well as expenses associated with the Company's Separation from Lucent such as the establishment of a separate computer and information technology infrastructure and associated information processing and network support.

Operating income(loss). Operating income decreased $414 million, from $292 million for the six months ended March 31, 2000 to a loss of $122 million for the same period in 2001. Operating income includes amortization of goodwill and other acquired intangibles. The Optoelectronics segment operating loss was $49 million for the six months ended March 31, 2001 compared to operating income of $134 million for the same period in 2000. The results for the six months ended March 31, 2001 included $184 million of amortization of goodwill and other acquired intangibles, as compared to zero in the prior year period. The Integrated Circuits segment operating loss was $26 million for the six months ended March 31, 2001 compared to operating income of $169 million for the same period in 2000. The results for the six months ended March 31, 2001 included $39 million of amortization of goodwill and other acquired intangibles compared to $10 million in the prior year period. The reported segments do not include $47 million of restructuring and separation for the six months ended March 31, 2001, and $11 of costs related to purchased in-process research and development for the six months ended March 31, 2000.

The following table shows the change in operating income (loss), excluding IPRD, amortization of goodwill and other acquired intangibles, and restructuring and separation expenses both in dollars and in percentage terms:

                                        Six Months Ended            Change
                                            March 31,
                                       2001           2000       $          %
                                       ----           ----
                                          (dollars in millions)
Operating Segment:
    Optoelectronics                    $135           $134     $  1         1%
    Integrated Circuits                  13            179     (166)      (93)
                                       ----           ----    -----
       Total                           $148           $313    $(165)      (53%)
                                       ====           ====    =====

Other income(expense)-net. Other income(expense)-net increased $43 million, from a net loss of $6 million for the six months ended March 31, 2000 to $37 million of income for the same period in 2001. The increase was attributed primarily to a higher level of income from the equity investment in Silicon Manufacturing Partners Pte Ltd.

Provision for income taxes. For the first six months of fiscal 2001, the Company recorded a provision for income taxes of $29 million on a pre-tax loss of $119 million, yielding an effective tax rate of (24.9%). This rate is higher than the U.S. statutory rate primarily due to the impact of non-tax deductible goodwill amortization and separation costs partially offset by research and development tax credits.

For the first six months of fiscal 2000, the Company recorded a provision for income taxes of $99 million on pre-tax income of $258 million, yielding an effective tax rate of 38.4%. This rate is higher than the U.S. statutory rate primarily due to non-tax deductible goodwill amortization.

27                                                            Form 10-Q - Part I

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $369 million for the six months ended March 31, 2001, compared with $279 million for the six months ended March 31, 2000. The improvement in the cash flow from operations for the six months ended March 31, 2001, compared with the same period last year, was primarily the result of decreases in accounts receivables of $169 million and increases in accounts payables of $197 million, offset by an increase in inventory of $249 million, primarily in our Optoelectronics segment. On March 31, 2001, $43 million of trade receivables due from Lucent in the U.S. was settled through equity.

Cash used in investing activities was $486 million for the six months ended March 31, 2001 compared with $469 million for the six months ended March 31, 2000. Capital expenditures and acquisitions of businesses are the primary components of the investing activities. Capital expenditures were $485 million for the six months ended March 31, 2001, compared with $333 million for the six months ended March 31, 2000. The Company's capital spending is used primarily in support of manufacturing facilities. This includes expansion of manufacturing capacity and enhancement of existing capacity for the manufacture of newer technologies. Capital is also used to purchase equipment to improve yield, increase automation, and increase manufacturing productivity. Additional capital in fiscal 2001 is being spent on establishing an information technology infrastructure, including computer servers and networking capability.

Net cash provided by financing activities was $186 million for the six months ended March 31, 2001 compared with $189 million for the six months ended March 31, 2000. Prior to the IPO, the Company relied on Lucent to provide financing for its operating and investing needs.

On April 2, 2001, the Company received approximately $3.4 billion in proceeds from the IPO. Following the completion of the IPO, Lucent no longer provides funds to finance operations. The $2.5 billion of debt the Company assumed from Lucent consists of short-term borrowings under a credit facility provided by financial institutions. The Company did not receive any of the proceeds of this short-term debt.

The credit facility is secured by substantially all of our assets. The $2.5 billion facility is comprised of term loans and revolving credit loans. Upon the repayment of $1.5 billion of the debt, and if the Company has credit ratings of BBB- with a stable outlook from Standard & Poors and Baa3 with a stable outlook from Moody's Investor Services, the debt will become unsecured. The current ratings are BBB- from Standard & Poors with a negative outlook and Baa3 from Moody's Investor Services with a stable outlook. Upon the repayment of $1.5 billion, the remaining debt outstanding under this facility would consist of revolving credit loans. The credit facility will mature on February 21, 2002, which is 364 days from the date Lucent initially entered into the facility. The debt is not convertible into any other securities of the Company.

The only periodic debt service obligation under the credit facility is to make quarterly interest payments. Interest rates on borrowings under the credit facility are based on the applicable LIBOR rate, or at the Company's election the prime rate, in each case plus a spread that will vary depending on the Company's credit rating and whether or not $1.5 billion of the debt is repaid, as described below. For a short-term debt balance of $2.5 billion outstanding for an entire year, a one percentage point increase in the average interest rate on the obligations, also effective for an entire year, would increase pre-tax interest expense, and reduce pre-tax income, by $25 million. For the current ratings of BBB- from Standard & Poor's and Baa3 from Moody's, the applicable interest rate would be the applicable LIBOR rate plus 250 basis points. In addition, prior to any repayment of $1.5 billion of the debt, the interest rate will increase 25 basis points every ninety days from February 22, 2001. Upon any repayment of $1.5 billion of the debt, the interest rates on the borrowings, assuming the credit rating remains the same, would return to the applicable LIBOR rate plus 250 basis points.

28                                                            Form 10-Q - Part I

The Company does not anticipate making a $1.5 billion prepayment under the credit facility prior to its maturity unless funds are raised in a debt capital market transaction or other type of new financing. There is no assurance that such additional financing will be available on acceptable terms, with lower interest rates than the credit facility, or at all. If no prepayments are made prior to the maturity of the credit facility, our interest expense during the term of the credit facility, as a result of the 25 basis point increase each quarter over the term of the facility, will increase by an aggregate of $9.4 million.

The credit facility contains customary restrictions, covenants and events of default for this type of secured financing. These covenants include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense. The Company does not expect compliance with the covenants to materially affect operations.

The primary future recurring cash needs will be working capital, capital expenditures and debt service. The Company also anticipates incurring in the first twelve months after the IPO, separation costs, fees and expenses, as described above. The Company believes that cash flows from operations, together with the net proceeds from the sale of shares in the IPO, will be sufficient to meet cash needs for working capital, capital expenditures and debt service during the twelve month period after the IPO and the foreseeable future thereafter, although there can be no assurance that this will be the case. If cash flows from operations are less than expected, the Company may need to incur additional debt. The Company has not yet decided whether, or to what extent, the $2.5 billion in debt assumed from Lucent will be refinanced or retired. The Company may from time to time incur additional debt.

Environmental, Health and Safety Matters

The Company is subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. The Company is currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although the Company believes that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. The Company also may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products.

A patent infringement lawsuit has been filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division) on October 3, 2000. The

29                                                            Form 10-Q - Part I

Company anticipates that it may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages.

Another patent infringement lawsuit has been filed against Lucent, among other semiconductors manufacturers, by Lemelson Medical, Education & Research Foundation, LP, in the United States District Court, District of Arizona on June 15, 1999. The Company anticipates that it may be named a defendant in the suit. The complaint alleges infringement of 16 patents, 14 of which relate to machine vision and bar code readers, and the other two relate to semiconductor processing technology. The action has been stayed with respect to the 14 patents relating to machine vision and bar code readers, pending a request by the equipment manufacturers to join the suit and assume responsibility for the litigation. The complaint alleges infringement of the two patents related to semiconductor processing based on the manufacture and sale of semiconductor devices. The complaint seeks unspecified monetary damages, counsel fees and injunctive relief. All of the Company's integrated circuit products are subject to this complaint. This matter is in its early stages.

If the Company is unsuccessful in resolving these proceedings, as they relate to the Company, its operations may be disrupted or it may incur additional costs that may decrease its profitability. Other than as described above, the Company does not believe there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Risk Management

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact the Company's results of operations and financial position. The exposure to these market risks is managed through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used as risk management tools and not for speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the exposure to nonperformance on such instruments.

Foreign currency forward contracts, and to a lesser extent from time to time foreign currency options, are used to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments reduces the Company's overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133""), and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax decrease to results from operations of $4 (net of a tax benefit of $2) in the six months ended March 31, 2001. The decrease to results from operations is primarily due to derivatives not designated as hedging instruments. For the three and six months ended March 31, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

While the Company hedges many foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect the Company's

30                                                            Form 10-Q - Part I

ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

As the Company becomes a stand-alone company, interest rate swap agreements may be entered into to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during fiscal 2000 and 2001.

European Monetary Union--EURO

Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro, and have adopted the Euro as their new single legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro. Between January 1, 2002 and February 28, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and our current assessment, it is not expected that the Euro conversion will have a material adverse effect on the Company's business or financial condition.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.


FACTORS AFFECTING OUR FUTURE PERFORMANCE

The following is a list of factors that could affect our future performance and the price of our stock.

RISKS RELATED TO OUR SEPARATION FROM LUCENT

- Our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

- We have no history operating as a stand-alone company, and we may be unable to make the changes necessary to operate as a stand-alone company, or we may incur greater costs as a stand-alone company that may cause our profitability to decline.

- We have a significant amount of debt, which will subject us to various restrictions and higher interest costs and decrease our profitability, and we may substantially increase our debt in the future.

31                                                            Form 10-Q - Part I

- We will be controlled by Lucent as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during that time.

- We may have potential business conflicts of interest with Lucent with respect to our past and ongoing relationships and, because of Lucent's controlling ownership, the resolution of these conflicts may not be on the most favorable terms to us.

- Because Lucent's Bell Laboratories central research organization historically performed important research for us, we will need to develop our own core research capability. We may not be successful, which could materially harm our prospects and profitability.

- Because the distribution is subject to conditions, Lucent has various termination rights and Lucent's indebtedness may prohibit the distribution, the distribution may not occur and we may not achieve many of the expected benefits of our separation, we may lose many of our employees and our business may suffer.

- Many of our executive officers and some of our directors may have conflicts of interest because of their ownership of Lucent common stock and other ties to Lucent.

- We could incur significant tax liability if Lucent fails to pay the tax liabilities attributable to Lucent under our tax sharing agreement, which could require us to pay a substantial amount of money.

- Because the Division of Enforcement of the Securities and Exchange Commission is investigating matters brought to its attention by Lucent, our business or stock price may be affected in a manner we cannot foresee at this time.


RISKS RELATED TO OUR BUSINESS

- Because sales of our optoelectronic components and integrated circuits are dependent on the growth of communications networks, as market demand for these networks declines, particularly for optical networks, our revenue and profitability are likely to decline.

- If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue and profitability may decline.

- Because our sales are concentrated on Lucent and a few other customers, our revenue and profitability may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

- If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

- Our products and technologies typically have lengthy design and development cycles. A customer may decide to cancel or change its product plans, which could cause us to generate no revenue from a product and result in a decline in our profitability.

- Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue and profitability to decline or fluctuate.

- We depend on some single sources of supply, particularly for our optoelectronic components, and interruptions affecting these and other suppliers could disrupt our production, compromise our product quality and cause our revenue and profitability to decline.

32                                                            Form 10-Q - Part I

- Because we expect to continue to derive a majority of our revenue from integrated circuits and the integrated circuits industry is highly cyclical, our revenue and profitability may fluctuate and may cause our stock price to fluctuate.

- If we do not achieve adequate manufacturing volumes, yields or sufficient product reliability, our gross margins and profitability may decline.

- If we are unable to commit sufficient resources to make the necessary capital expenditures for manufacturing equipment or facilities, our gross margins and profitability may decline.

- We depend on joint ventures or other third-party strategic relationships for the manufacture of some of our products. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue and profitability may decline.

- If our customers do not qualify our manufacturing lines for volume shipments, our revenue may be delayed or reduced.

- Because optoelectronic component and integrated circuit average selling prices in particular product areas are declining and some of our older products are becoming obsolete, our profitability may decline.

- If we do not complete our recently announced headcount reductions as anticipated, we may not achieve the expense reductions we anticipate.

- We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

- We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

- Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial communications networks and if this occurs, then it could harm our reputation and result in a decrease in our revenue.

- The communications semiconductor industry is intensely competitive, and our failure to compete effectively could hurt our revenue and reduce our gross margins and profitability.

- If we are unable to protect our intellectual property rights, our businesses and prospects may be harmed.

- We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

- If we cannot maintain our strategic relationships or if our strategic relationships fail to meet their goals of developing technologies or processes, we will lose our investment and may fail to keep pace with the rapid technological developments in our industry.

- We may not have financing for future strategic acquisitions or be successful in completing acquisitions, and we may be limited in the amount of equity we can issue in acquisitions, which may prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

- We may acquire other businesses or form joint ventures that could negatively affect our profitability, increase our debt and dilute existing stockholders' ownership of our company.

33                                                            Form 10-Q - Part I

- Because we have changed our name, our potential customers may not recognize our new brand, which may cause our revenue and profitability to decline.

- Because we recorded a significant amount of goodwill and other acquired intangibles in connection with our acquisitions in fiscal 2000, we expect our amortization of goodwill and other acquired intangibles to significantly reduce our net income in future periods and these assets could become impaired.

- Because we have manufacturing facilities located in California, we face the risk that an earthquake could damage these facilities, which would cause a reduction in our revenue and profitability.

- Because our Class A common stock has a limited trading history and our stock may be considered a technology stock, the market price and trading volume of our Class A common stock may be volatile.

- Because our quarterly revenue and operating results are likely to vary significantly in future periods, our stock price may decline.

- Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be less than the market price of the Class B common stock following Lucent's distribution of the Class B common stock.

- A number of our shares are or will be eligible for future sale or distribution, including as a result of the planned distribution by Lucent, which may cause our stock price to decline.

- The terms of our separation from Lucent, anti-takeover provisions of our certificate of incorporation and by-laws, our rights agreement and provisions of Delaware law could delay or prevent a change of control that you may favor.

34                                                           Form 10-Q - Part II

Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds

The effective date of the Registration Statement on Form S-1 (File NO. 333-51594) for the Company's initial public offering, filed under the Securities Act of 1933, as amended, was March 27, 2001. Pursuant to the Registration Statement, 600,000,000 shares Class A of common stock were offered and sold by the Company on March 27, 2001 at a price of $6.00 per share, or $3.6 billion in the aggregate, before underwriting discounts, and 90,000,000 shares of Class A common stock were sold by Lucent pursuant to an overallotment option, also at a price of $6.00 per share, or $540 million in the aggregate, before underwriting discounts. The initial public offering was completed in early April 2001 and all securities registered have been sold.

The managing underwriters were Morgan Stanley & Co. Incorporated, Bear Stearns & Co. Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc., Deutsche Banc Alex. Brown Inc., ABN AMRO Rothschild LLC, SG Cowen Securities Corporation and Blaylock & Partners, L.P. The Company incurred expenses estimated to be approximately $160 million, of which $ 140 million represented underwriting discounts and commissions and $20 million represented other expenses expected to be paid to unaffiliated third parties. The net proceeds to the Company after total expenses were $3.4 billion.


Item 4. Submission of Matters to a Vote of Security Holders

On March 26, 2001, Lucent, as the Company's sole stockholder approved the Agere Systems Inc. 2001 Employee Stock Purchase Plan, the Agere Systems Inc. 2001 Long Term Incentive Plan and the Agere Systems Inc. Non-Employee Director Stock Plan.


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.       Description

         3.1 Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of registration statement on Form S-8 (File No. 333-58324))

         4.1 Rights Agreement between Agere Systems Inc. and The Bank of New York, as rights agent, dated as of March 26, 2001 (incorporated by reference to Exhibit 4.2 of registration statement on Form S-8 (File No. 333-58324))

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

35                                                                     Form 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Agere Systems Inc.



Date May 10, 2001                              /s/ Mark T. Greenquist
                                               ------------------------------
                                               Mark T. Greenquist
                                               Executive Vice President and
                                               Chief Financial Officer