Form 10-Q
period 2001-06-30
AGERE SYSTEMS INC
filed 2001-08-09
CIK 1129446

                    AS FILED WITH THE SEC ON AUGUST 9, 2001
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 001-16397

                              -------------------

                               AGERE SYSTEMS INC.

                  A DELAWARE                                     I.R.S. EMPLOYER
                  CORPORATION                                    NO. 22-3746606

               555 UNION BOULEVARD, ALLENTOWN, PENNSYLVANIA 18109

                      Telephone -- Area Code 610-712-4323

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At July 31, 2001, 727,000,107 shares of Class A common stock and 908,100,000 shares of Class B common stock were outstanding.

________________________________________________________________________________

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS       NINE MONTHS
                                                              ENDED JUNE 30,     ENDED JUNE 30,
                                                             ----------------   ----------------
                                                              2001      2000     2001      2000
                                                              ----      ----     ----      ----
Revenue (includes $113 and $251 for the three months ended
  June 30, 2001 and 2000 respectively, and $518 and $707
  for the nine months ended June 30, 2001 and 2000
  respectively, from Lucent Technologies Inc.).............  $   927   $1,186   $ 3,480   $3,219
Costs......................................................      962      666     2,494    1,781
                                                             -------   ------   -------   ------
Gross profit (loss)........................................      (35)     520       986    1,438
                                                             -------   ------   -------   ------
Operating expenses:
    Selling, general and administrative....................      145      139       481      381
    Research and development...............................      217      210       754      573
    Purchased in-process research and development..........    --         435     --         446
    Amortization of goodwill and other acquired
      intangibles..........................................      112       67       335       77
    Restructuring and separation...........................      489     --         536     --
                                                             -------   ------   -------   ------
        Total operating expenses...........................      963      851     2,106    1,477
                                                             -------   ------   -------   ------
Operating loss.............................................     (998)    (331)   (1,120)     (39)
Other income (expense) -- net..............................       (5)      16        32       10
Interest expense...........................................       62       13        96       41
                                                             -------   ------   -------   ------
Loss before provision for income taxes.....................   (1,065)    (328)   (1,184)     (70)
Provision for income taxes.................................       45       37        74      136
                                                             -------   ------   -------   ------
Loss before cumulative effect of accounting change.........   (1,110)    (365)   (1,258)    (206)
Cumulative effect of accounting change (net of benefit for
  income taxes of $2)......................................    --        --          (4)    --
                                                             -------   ------   -------   ------
Net loss...................................................  $(1,110)  $ (365)  $(1,262)  $ (206)
                                                             -------   ------   -------   ------
                                                             -------   ------   -------   ------
Loss per share -- basic and diluted........................  $ (0.68)  $(0.35)  $ (1.02)  $(0.20)
Weighted average shares outstanding -- basic and diluted
  (millions)...............................................    1,629    1,035     1,233    1,035

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2001         2000
                                                                ----         ----
ASSETS
Cash and cash equivalents...................................   $3,262       $--
Trade receivables, less allowances of $34 at June 30, 2001
  and $17 at September 30, 2000.............................      479          699
Receivables due from Lucent Technologies....................       61          122
Inventories -- net..........................................      309          380
Deferred income taxes -- net................................    --              69
Prepaid expenses............................................       61           68
Other current assets........................................      165           66
                                                               ------       ------
    Total current assets....................................    4,337        1,404
Property, plant and equipment -- net........................    1,902        1,883
Goodwill and other acquired intangibles, net of accumulated
  amortization of $528 at June 30, 2001 and $210 at
  September 30, 2000........................................    3,151        3,491
Deferred income taxes -- net................................        9           55
Investments.................................................      301          150
Other assets................................................       80           84
                                                               ------       ------
    Total assets............................................   $9,780       $7,067
                                                               ------       ------
                                                               ------       ------
LIABILITIES
Accounts payable............................................   $  432       $  267
Payroll and benefit-related liabilities.....................       78          193
Short-term debt.............................................    2,515           14
Income taxes payable........................................      318          289
Restructuring reserve.......................................      141       --
Other current liabilities...................................      240          213
                                                               ------       ------
    Total current liabilities...............................    3,724          976
Postemployment benefit liabilities..........................       96           95
Capitalized lease obligation................................       38           46
Deferred income taxes -- net................................        6          103
Other liabilities...........................................       64           66
                                                               ------       ------
    Total liabilities.......................................    3,928        1,286
                                                               ------       ------
Commitments and contingencies

STOCKHOLDERS' EQUITY/INVESTED EQUITY
Preferred stock, par value $1.00 per share,
  250,000,000 shares authorized and no shares issued and
  outstanding
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 727,000,016 shares
  issued and outstanding at June 30, 2001 and no shares
  issued and outstanding at September 30, 2000..............        7       --
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 908,100,000 and
  1,035,100,000 shares issued and outstanding at June 30,
  2001 and September 30, 2000 respectively..................        9           10
Additional paid-in capital..................................    6,932       --
Owner's net investment......................................    --           5,823
Accumulated deficit.........................................   (1,188)      --
Accumulated other comprehensive income (loss)...............       92          (52)
                                                               ------       ------
    Total stockholders' equity/invested equity..............    5,852        5,781
                                                               ------       ------
    Total liabilities and stockholders' equity/invested
      equity................................................   $9,780       $7,067
                                                               ------       ------
                                                               ------       ------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
                  IN STOCKHOLDERS' EQUITY/INVESTED EQUITY AND
                       TOTAL COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE               NINE
                                                             MONTHS ENDED        MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                           -----------------   -----------------
                                                            2001      2000      2001      2000
                                                            ----      ----      ----      ----
Common shares
Class A common stock beginning balance...................  $ --      $ --      $ --      $ --
Issuance of Class A common stock.........................        6     --            6     --
Conversion of Class B to Class A common stock............        1     --            1     --
                                                           -------   -------   -------   -------
Class A common stock ending balance......................  $     7   $ --      $     7   $ --
                                                           -------   -------   -------   -------
Class B common stock beginning balance...................  $    10   $    10   $    10   $    10
Conversion of Class B to Class A common stock............       (1)    --           (1)    --
                                                           -------   -------   -------   -------
Class B common stock ending balance......................  $     9   $    10   $     9   $    10
                                                           -------   -------   -------   -------
Owner's net investment
Beginning balance........................................  $ --      $ 2,322   $ 5,823   $ 1,969
Net loss prior to February 1, 2001.......................    --         (365)      (74)     (206)
Transfers to Lucent Technologies.........................    --       (1,311)   (1,405)   (3,388)
Transfers from Lucent Technologies.......................    --        5,239     1,501     7,510
Transfer to additional paid in capital...................    --        --       (5,845)    --
                                                           -------   -------   -------   -------
Ending balance...........................................  $ --      $ 5,885   $ --      $ 5,885
                                                           -------   -------   -------   -------
Additional paid in capital
Beginning balance........................................  $ 5,889   $ --      $ --      $ --
Transfer from owner's net investment.....................    --        --        5,845     --
Transfers to Lucent Technologies.........................     (262)    --       (1,580)    --
Transfers from Lucent Technologies.......................      377     --        1,739     --
Debt transferred from Lucent Technologies................   (2,500)    --       (2,500)    --
Issuance of common stock -- net of expense...............    3,428     --        3,428     --
                                                           -------   -------   -------   -------
Ending balance...........................................  $ 6,932   $ --      $ 6,932   $ --
                                                           -------   -------   -------   -------
Retained earnings
Beginning balance........................................  $   (78)  $ --      $ --      $ --
Net loss from February 1, 2001...........................   (1,110)    --       (1,188)    --
                                                           -------   -------   -------   -------
Ending balance...........................................  $(1,188)  $ --      $(1,188)  $ --
                                                           -------   -------   -------   -------
Accumulated other comprehensive income (loss)
Beginning balance........................................  $   (44)  $   (38)  $   (52)  $   (17)
Foreign currency translations............................       (5)       10         3       (11)
Unrealized gain on investments...........................      141     --          141     --
                                                           -------   -------   -------   -------
Ending balance...........................................  $    92   $   (28)  $    92   $   (28)
                                                           -------   -------   -------   -------
    Total stockholders' equity/invested equity ending
      balance............................................  $ 5,852   $ 5,867   $ 5,852   $ 5,867
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------
Total comprehensive loss
Net loss.................................................  $(1,110)  $  (365)  $(1,262)  $  (206)
Other comprehensive income (loss)........................      136        10       144       (11)
                                                           -------   -------   -------   -------
Total comprehensive loss.................................  $  (974)  $  (355)  $(1,118)  $  (217)
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                               ENDED JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                               ----      ----
OPERATING ACTIVITIES
    Net loss................................................  $(1,262)   $(206)
    Adjustments to reconcile net loss to net cash provided
      by operating activities, net of effects of
      acquisitions of businesses:
        Cumulative effect of accounting change..............        4     --
        Restructuring and separation expense -- net of cash
          payments..........................................      434     --
        Depreciation and amortization.......................      681      436
        Provision for uncollectibles........................       24        4
        Provision for deferred income taxes.................        7       (2)
        Purchased in-process research and development.......    --         446
        Impairment of investments...........................       34     --
        Equity (earnings) loss from investments.............      (38)      10
        Decrease (increase) in receivables..................      256     (156)
        Decrease (increase) in inventories..................       65      (32)
        Increase (decrease) in accounts payable.............      191      (49)
        Decrease in payroll and benefit liabilities.........     (115)     (79)
        Changes in other operating assets and liabilities...        8       (7)
        Other adjustments for non-cash items -- net.........       12       (3)
                                                              -------    -----
    Net cash provided by operating activities...............      301      362
                                                              -------    -----
INVESTING ACTIVITIES
    Capital expenditures....................................     (632)    (459)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................    --           1
    Purchases of investments................................    --         (43)
    Acquisitions of businesses, net of cash acquired........       (1)    (104)
    Other investing activities -- net.......................       (2)      (1)
                                                              -------    -----
    Net cash used in investing activities...................     (635)    (606)
                                                              -------    -----
FINANCING ACTIVITIES
    Transfers from Lucent Technologies Inc..................      170      258
    Principal payments of capital lease obligation..........       (8)     (14)
    Proceeds from issuance of stock -- net of expense.......    3,434     --
                                                              -------    -----
    Net cash provided by financing activities...............    3,596      244
                                                              -------    -----

    Net increase in cash and cash equivalents...............    3,262     --

    Cash and cash equivalents at beginning of year..........    --        --
                                                              -------    -----

    Cash and cash equivalents at end of period..............  $ 3,262    $--
                                                              -------    -----
                                                              -------    -----

     See Notes to Condensed Consolidated and Combined Financial Statements.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    On July 20, 2000, Lucent Technologies Inc. ('Lucent') announced its intention to spin off its optoelectronic components and integrated circuits businesses (collectively, the 'Company's Businesses') that now comprise Agere Systems Inc. (the 'Company' or 'Agere'). At that time, Lucent announced it intended to distribute all shares of the Company's common stock it then owns to its stockholders in a tax free distribution by the end of Lucent's current fiscal year, September 30, 2001 (the 'Distribution'), following the Initial Public Offering ('IPO') of the Company's Class A common stock, which was completed in April 2001. On July 24, 2001, Lucent announced that it continues to move forward with its intention to spin off Agere, as a fully independent company; that Lucent was in discussion with its banks to amend the covenants under its credit facilities; that the terms of such an amendment are expected to delay the Agere spin off for up to six months and that Lucent may explore an alternative path for achieving full independence for Agere through a secondary public offering (the 'Public Sale') of the Agere shares held by Lucent if a change in the spin off plan is in the best interest of Lucent's stockholders. Agere can provide no assurance when or whether the Distribution or Public Sale will occur.

    On August 1, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Lucent. On that date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding. Effective February 1, 2001, Lucent transferred to the Company substantially all of the assets and liabilities of the Company's Businesses (the 'Separation') except for short-term debt and related fees which were transferred at the IPO closing date, and prepaid pension costs and postretirement liabilities which will be transferred at a later date.

    On March 14, 2001, the Company amended its certificate of incorporation to authorize shares of Class A and Class B common stock and changed and reclassified its 1,000 outstanding shares of common stock into 1,035,100,000 shares of Class B common stock (the 'Recapitalization'). The ownership rights of Class A and Class B common stockholders are the same except that each share of Class B common stock has four votes for the election and removal of directors while each share of Class A common stock has one vote for such matters. All Company share and per share data has been retroactively adjusted to reflect the Recapitalization.

    On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in the IPO for $6 per share less underwriting discounts and commissions of $.23 per share. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option and, as a result, on April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt under a credit facility that is collateralized by substantially all of the Company's assets. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock.

BASIS OF PRESENTATION

    The condensed combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the combined financial

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

statements are reasonable. However, the combined financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings on February 1, 2001, the date on which Lucent began transferring to the Company the assets and liabilities of the Company's Businesses. The formation of the Company and the transfers of assets and liabilities from Lucent have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Beginning February 1, 2001, the Company's consolidated financial statements include certain majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated.

GENERAL CORPORATE EXPENSES

    Lucent allocated general corporate expenses prior to February 1, 2001. These allocations were based on revenue for each fiscal year and were reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. There were no general corporate expenses allocated to the Company for the three months ended June 30, 2001. However, these allocations were $48 for the three months ended June 30, 2000, and $60 and $131 for the nine months ended June 30, 2001 and 2000, respectively. In connection with the Separation, the Company and Lucent entered into agreements for Lucent to provide certain general corporate services. See Footnote 11 'Transactions with Lucent' for details.

BASIC RESEARCH

    Prior to February 1, 2001, research and development expenses in the combined statements of operations include an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. As a result of the Separation, there was no basic research expense allocated to the Company for the three months ended June 30, 2001. However, this allocation amounted to $18 for the three months ended June 30, 2000, and $23 and $52 for the nine months ended June 30, 2001 and 2000, respectively. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company. The expenses for basic research currently conducted by the Company are included with all other research and development expenses in the consolidated statements of operations.

INTEREST EXPENSE

    Prior to the Separation, Lucent provided financing to the Company and incurred debt at the parent level. Prior to the IPO, the combined balance sheets did not include debt other than a capitalized lease obligation. As a result of the Separation, there was no interest expense allocated

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

to the Company from Lucent after January 31, 2001. The consolidated and combined statements of operations, however, include an allocation of interest expense totaling $12 for the three months ended June 30, 2000, and $32 and $36 for the nine months ended June 30, 2001 and 2000, respectively. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The Company's interest expense as a stand-alone company may be higher or lower than those reflected in the combined statements of operations. The interest expense for the three months ended
June 30, 2001 is primarily related to the $2,500 credit facility assumed from Lucent. Interest expense for all periods presented also includes interest expense related to the Company's capitalized lease obligation.

PENSION AND POSTRETIREMENT COSTS

    The documents relating to the Separation provide that until the Distribution, the Company's U.S. employees will be participants in most of Lucent's employee benefit plans and that at the Distribution, the Company will become responsible for pension and postretirement benefits for the Company's U.S. employees who retire or terminate after the IPO, and Lucent will transfer to the Company the pension and postretirement assets related to those employees. Obligations related to retired and terminated vested U.S. employees as of the date of the IPO will remain the responsibility of Lucent. Lucent has managed its U.S. employee benefit plans on a consolidated basis and separate Company information is not readily available. Therefore, the Company's share of the Lucent U.S. plans' assets and liabilities is not included in the consolidated and combined balance sheets. The consolidated and combined statements of operations include, however, an allocation of the costs of the U.S. employee benefit plans. These costs were allocated based on the Company's U.S. active employee population for each of the periods presented. In relation to the Lucent plans, the Company recorded pension expense of $2 and $7 for the three months ended June 30, 2001 and 2000, respectively, and $5 and $21 for the nine months ended June 30, 2001 and 2000, respectively, and postretirement benefit expense of $2 and $4 for the three months ended June 30, 2001 and 2000, respectively, and $8 and $12 for the nine months ended June 30, 2001 and 2000, respectively. The Company is responsible for the pension and postretirement benefits of its non-U.S. employees. The assets and liabilities of the various country-specific plans for these employees are reflected in the consolidated and combined financial statements and were not material for the periods presented. There are estimated prepaid pension assets of $94 and postretirement liabilities of $76 as of June 30, 2001 associated with various existing Lucent pension and other employee benefit plans related to the employees of the Company. The amounts transferred to the Company for prepaid pension assets and postretirement liabilities could be materially different than the amounts reported as of June 30, 2001.

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Form S-1. The condensed financial information as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year 2001 or any other future periods.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

INCOME TAXES

    For the three months ended June 30, 2001 and 2000 the effective tax rates were (4.2%) and (11.3%), respectively. The effective tax rates were (6.3%) and (192.7%), respectively, for the nine months ended June 30, 2001 and 2000. The 2001 rates include the impact of recording a full valuation allowance of approximately $364 for net deferred tax assets, non-tax deductible goodwill amortization and separation costs. The 2000 rates include the impact of non-tax deductible goodwill amortization and non-tax deductible purchased in-process research and development ('IPRD').

CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments with original maturities of ninety days or less to be cash equivalents. Cash is reflected net of outstanding checks.

AVAILABLE-FOR-SALE SECURITIES

    Investments in marketable securities that are available for sale are recorded at fair value with unrealized gains and losses included as a separate component of comprehensive income. The fair market value of available-for-sale securities was $151 as of June 30, 2001 and there was no readily available fair market value for these securities as of September 30, 2000.

2. RECENT PRONOUNCEMENTS

SAB 101

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, 'Revenue Recognition in Financial Statements'
('SAB 101'). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company will adopt SAB 101 in the fourth fiscal quarter, and does not believe the impact of adoption of SAB 101 will be material to its consolidated financial position and results of operations.

SFAS 142

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is required to be adopted in fiscal years beginning after December 15, 2001, with early application permitted for fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company has not yet determined the date of adoption. Adoption of SFAS 142 will require the reexamination of goodwill and other intangible assets for impairment and following adoption amortization of goodwill and other intangibles will not be recorded in the Company's consolidated financial statements.

3. ACCOUNTING CHANGE

    Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges,

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax decrease to results from operations of $4 (net of a tax benefit of $2) in the nine months ended June 30, 2001. The decrease in results from operations is primarily due to derivatives not designated as hedging instruments. For the three and nine months ended June 30, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

    The Company conducts its business on a multinational basis and enters into various foreign exchange forward contracts to manage its exposure to changes in those foreign exchange rates. Alternatively, the Company may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged are Euros, Singapore dollars and British Pounds Sterling.

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

4. RESTRUCTURING AND SEPARATION EXPENSES AND INVENTORY PROVISION

RESTRUCTURING EXPENSES

    In the third quarter of fiscal 2001, the Company announced a series of restructuring initiatives to align the Company with current market conditions. These initiatives are focused on improving gross profit, reducing expenses and streamlining operations. The Company recorded restructuring charges of $441 and $453 for the three and nine months ended June 30, 2001, respectively, classified within restructuring and separation expenses. These restructuring initiatives include a worldwide workforce reduction, rationalization of manufacturing capacity, impairment of goodwill and other restructuring charges.

  WORLDWIDE WORKFORCE REDUCTION

    The announced restructuring initiatives will result in a workforce reduction of 6,000 employees across various business functions, operating units and geographic regions and includes management and occupational employees. The Company has recorded a restructuring charge of $93 for the three and nine months ended June 30, 2001, related to the approximately 1,000 employees impacted by the pending discontinuance of its chip fabrication operations in Madrid, Spain and the approximately 2,000 employees which have been taken off-roll as of June 30, 2001. Of this charge $11 represents termination benefits to certain US management employees and will be funded through Lucent's pension assets. Severance costs and other exit costs noted above were determined in accordance with EITF No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company expects to complete the majority of the remaining reduction and record the related restructuring charges by the end of calendar year 2001.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

  RATIONALIZATION OF MANUFACTURING CAPACITY AND OTHER CHARGES

    The Company recorded a restructuring charge of $318 and $330 for the three and nine months ended June 30, 2001, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. The Company is taking aggressive steps to align manufacturing capacity with customer demand. The Company expects to discontinue operations in its Madrid, Spain chip fabrication plant by the end of calendar year 2001. The Company is also rationalizing under-utilized manufacturing capacity at its facilities in Orlando, Florida, and Allentown, Breinigsville and Reading, Pennsylvania. In addition, the Company is consolidating several satellite-manufacturing sites as well as leased corporate offices. The restructuring charge includes $26 for the three and nine months ended June 30, 2001, related to facility closings primarily for lease terminations and non-cancelable lease costs. It also includes an asset impairment charge of $249 for the three and nine months ended June 30, 2001, related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. This charge was recognized in accordance with the guidance on assets to be disposed of in SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' The remaining charge of $43 and $55 for the three and nine months ended June 30, 2001, respectively, relates primarily to contract terminations.

  IMPAIRMENT OF GOODWILL

    Due to the recent severe decline in customer demand, the Company restructured certain of its businesses and realigned resources to focus on profit contribution and core opportunities. As a result, the Company recorded a goodwill impairment charge of $30 for the three and nine months ended June 30, 2001, primarily relating to Enable Semiconductor, Inc., which was acquired in fiscal 1999.

    A summary of restructuring costs is outlined as follows:

                                   SIX MONTHS              THREE MONTHS
                                      ENDED                    ENDED                 JUNE 30,
                                 MARCH 30, 2001            JUNE 30, 2001               2001
                                 ---------------   -----------------------------   -------------
                                      TOTAL         TOTAL    NON CASH     CASH     RESTRUCTURING
                                     CHARGES       CHARGES   CHARGES    PAYMENTS      RESERVE
                                     -------       -------   -------    --------      -------
Workforce reduction............        $--          $ 93      $ (11)      $(18)        $ 64
Rationalization of
  Manufacturing Capacity and
  other charges................         12           318       (252)        (1)          77
Goodwill Impairment............         --            30        (30)        --           --
                                       ---          ----      -----       ----         ----
    Total......................        $12          $441      $(293)      $(19)        $141
                                       ---          ----      -----       ----         ----
                                       ---          ----      -----       ----         ----

    The majority of the remaining cash expenditures relating to workforce reductions and termination of agreements are anticipated to be settled within the next six months. Amounts related to non-cancelable lease obligations due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially complete implementation of its restructuring program by the end of the calendar year.

SEPARATION EXPENSES

    The Company incurred costs, fees and expenses relating to the Separation and IPO. These costs, fees and expenses were primarily related to legal separation matters, designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three and nine months ended June 30, 2001 the Company incurred $48 and $83 of separation expenses included in operating expenses, respectively.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

INVENTORY PROVISION

    The Company recorded an inventory provision in cost of sales of $270 during the third quarter of fiscal 2001. This excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy, which is based on a review of forecasted demand compared with existing inventory levels.

5. DEBT

    On April 2, 2001, the Company assumed $2,500 of short-term borrowings under a credit facility with financial institutions from Lucent. In addition, the Company assumed $54 of prepaid financing fees, which will be amortized over the life of the facility. The facility is comprised of term loans and revolving credit loans. The Company did not receive any of the proceeds of this short-term debt. The credit facility is collateralized by substantially all of the Company's assets. Upon the repayment of $1,500 of the debt, and if the Company has credit ratings of BBB- or better with a stable outlook from Standard & Poors and Baa3 or better with a stable outlook from Moody's Investor Services, the debt will become uncollateralized. The current ratings are Baa3 from Moody's Investor Services with a stable outlook and BBB- from Standard & Poors. Standard & Poors has placed the Company's credit rating on CreditWatch with negative implications. Upon the repayment of $1,500, the remaining debt outstanding under this facility would consist of revolving credit loans. The credit facility will mature on February 21, 2002, which is 364 days from the date Lucent initially entered into the facility. The debt is not convertible into any other securities of the Company.

    The only periodic debt service obligation under the credit facility is to make quarterly interest payments. Interest rates on borrowings under the credit facility are based on the applicable LIBOR rate, or at the Company's election the prime rate, in each case plus a spread that will vary depending on the Company's credit rating and whether or not $1,500 of the debt is repaid, as described below. For the current ratings of BBB- from Standard & Poor's and Baa3 from Moody's, the applicable interest rate would be the applicable LIBOR rate plus 250 basis points. In addition, prior to any repayment of $1,500 of the debt, the interest rate will increase 25 basis points every ninety days from February 22, 2001. Therefore, the current interest rate is the applicable LIBOR rate plus 275 basis points. The weighted average interest rate at June 30, 2001 was 6.57%. Upon any repayment of $1,500 of the debt, the interest rates on the borrowings, assuming the credit rating remains the same, would return to the applicable LIBOR rate plus 250 basis points.

    The credit facility contains customary restrictions, affirmative and negative covenants and events of default for this type of collateralized financing. These covenants include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

6. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                                ----          ----
INVENTORIES
Completed goods.............................................    $ 85          $119
Work in process and raw materials...........................     224           261
                                                                ----          ----
                                                                $309          $380
                                                                ----          ----
                                                                ----          ----

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations.

    The after-tax components of accumulated other comprehensive income (loss) are shown below.

                                                             THREE MONTHS        NINE MONTHS
                                                                 ENDED              ENDED
                                                               JUNE 30,           JUNE 30,
                                                            ---------------   -----------------
                                                             2001     2000     2001      2000
                                                             ----     ----     ----      ----
Net loss..................................................  $(1,110)  $(365)  $(1,262)  $  (206)
Other comprehensive income (loss):
    Foreign currency translation adjustments..............       (5)     10         3       (11)
    Unrealized gain on investments........................      141      --       141        --
                                                            -------   -----   -------   -------
        Total comprehensive loss..........................  $  (974)  $(355)  $(1,118)  $  (217)
                                                            -------   -----   -------   -------
                                                            -------   -----   -------   -------

    The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. There were no income taxes provided for the unrealized gain on investments.

8. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three and nine months ended
June 30, 2001, 4,643,468 and 1,559,129 of potential common shares, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

    In addition, at June 30, 2001, Agere employees held stock-based awards covering approximately 47 million shares of Lucent common stock that will be converted to Agere stock-based awards at the time of the Distribution, if the Distribution occurs. The number of shares of Agere common stock subject to substituted awards, if this conversion occurs, cannot be determined at this time since the conversion ratio will be determined at the Distribution based on the per share value of the Company's common stock in relation to that of Lucent's common stock.

    The following table shows the basic and diluted loss per share information for the three and nine months ended June 30, 2001 and 2000:

                                                      THREE MONTHS        NINE MONTHS
                                                         ENDED               ENDED
                                                        JUNE 30,           JUNE 30,
                                                    ----------------   -----------------
                                                     2001      2000     2001      2000
                                                     ----      ----     ----      ----
Net loss..........................................  $(1,110)  $ (365)  $(1,262)  $  (206)
Loss per common share -- basic and diluted:
    Net loss before cumulative effect of
      accounting change...........................  $ (0.68)  $(0.35)  $ (1.02)  $ (0.20)
    Cumulative effect of accounting change........       --       --        --        --
    Net loss......................................  $ (0.68)  $(0.35)  $ (1.02)  $ (0.20)
Weighted average shares outstanding -- basic and
  diluted (millions)..............................    1,629    1,035     1,233     1,035

9. OPERATING SEGMENTS

    The Company has two reportable segments: Optoelectronics and Integrated Circuits. The Optoelectronics segment represents the Company's optoelectronic components operations, including

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

    The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity. Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is operating income, exclusive of the amortization of goodwill and other acquired intangibles, IPRD and restructuring and separation expenses.

REPORTABLE SEGMENTS

                                                              THREE MONTHS     NINE MONTHS
                                                                 ENDED            ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------   ---------------
                                                              2001    2000    2001     2000
                                                              ----    ----    ----     ----
INTEGRATED CIRCUITS
Revenue.....................................................  $ 650   $848   $2,400   $2,411
Operating income (loss) -- excluding amortization of
  goodwill and other acquired intangibles, IPRD and
  restructuring and separation expenses.....................   (122)    65     (109)     244

OPTOELECTRONICS
Revenue.....................................................  $ 277   $338   $1,080   $  808
Operating income (loss) -- excluding amortization of
  goodwill and other acquired intangibles, IPRD and
  restructuring and separation expenses.....................   (275)   106     (140)     240

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001           2000
                                                                ----           ----
ASSETS
Optoelectronics.............................................   $3,686         $3,775
Integrated Circuits.........................................    2,688          3,045
Cash and cash equivalents, deferred taxes and other
  corporate assets..........................................    3,406            247
                                                               ------         ------
    Total Assets............................................   $9,780         $7,067
                                                               ------         ------
                                                               ------         ------

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed financial statements is shown below.

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                                JUNE 30,         JUNE 30,
                                                              -------------   ---------------
                                                              2001    2000     2001     2000
                                                              ----    ----     ----     ----
OPERATING INCOME (LOSS)
Total reportable segments...................................  $(397)  $ 171   $  (249)  $ 484
Amortization of goodwill and other acquired intangibles.....   (112)    (67)     (335)    (77)
IPRD........................................................     --    (435)       --    (446)
Restructuring and separation expenses.......................   (489)     --      (536)     --
                                                              -----   -----   -------   -----
    Total operating loss....................................  $(998)  $(331)  $(1,120)  $ (39)
                                                              -----   -----   -------   -----
                                                              -----   -----   -------   -----

10. STOCK COMPENSATION PLANS

    In March 2001, the Company adopted a long-term incentive plan that provides for the granting of stock-based awards to employees, and also adopted a stock option plan for non-employee directors. Under these plans, the exercise price per share under an option may not be less than the fair market value of a share on the date of grant.

    The options for employees become exercisable over a four-year period, while options for non-employee directors become vested and exercisable generally on the first anniversary of the date of grant. The Company has reserved 182 million shares for issuance under these plans and, as of June 30, 2001, approximately 78 million options were outstanding, generally with an exercise price of $6 per share.

    The Company has established an Employee Stock Purchase Plan ('ESPP') with consecutive offering periods. The first offering period commenced March 27, 2001 and ends April 30, 2003. Subsequent offering periods will generally run for 24 months beginning May 1st of every other year. Each offering period will consist of four purchase periods. The first purchase period commenced March 27, 2001 and subsequent purchase periods will begin generally on either May 1st or November 1st and will last for six months. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation (subject to certain limitations) deducted from their pay to purchase shares of the Company's common stock at a price equal to 85% of the lower of the price on the employee's entry date for the current offering period or the last trading day of each purchase period. A maximum of 85 million shares are authorized for issuance under the ESPP.

11. TRANSACTIONS WITH LUCENT

    Revenue from products sold to Lucent were $113 and $251 for the three months ended June 30, 2001 and 2000, respectively, and $518 and $707 for the nine months ended June 30, 2001 and 2000, respectively. Such revenues included sales to Avaya Inc., formerly the enterprise networks business of Lucent, of $12 and $42 for the three and nine months ended June 30, 2000, respectively. As a result of Lucent's spin-off of Avaya Inc. on September 30, 2000, the Company's sales to Avaya Inc. are not transactions with Lucent since that date. Products purchased from Lucent were $6 for both the three months ended June 30, 2001 and 2000, and $21 and $14 for the nine months ended June 30, 2001 and 2000, respectively. Prior to the Separation, certain other costs were billed directly to the Company by Lucent for specific research and development projects related to the Company's Businesses. As a result of the Separation there were no such costs

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

incurred for the three months ended June 30, 2001. However, such costs were $17 for the three months ended June 30, 2000, and $23 and $48 for the nine months ended June 30, 2001 and 2000, respectively.

    In connection with the Separation, the Company and Lucent entered into a purchase agreement. In the agreement, Lucent has committed that payments made to the Company, commencing on February 1, 2001, for purchases of the Company's products will total at least $800 during the one year period ending January 31, 2002, and at least $1,000 annually during each one year period ending
January 31, 2003 and January 31, 2004. In addition, under certain circumstances, if Lucent does not meet its minimum yearly purchase commitment for either of the first two years of this agreement, Lucent may carry over a portion of the yearly purchase commitment to the following year of the agreement. For the period February 1, 2001 through June 30, 2001 Lucent purchased $242 under this agreement.

    In connection with the Separation, the Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. This agreement also provides for the replication and transfer of designated computer systems used for administrative support or used in the Company's Businesses or Lucent's other businesses. The systems include specified hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing hardware or obtaining software are borne by the party purchasing the hardware or licensing the software. The costs associated with this agreement amounted to $36 and $68 for the three and nine months ended June 30, 2001, respectively.

12. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at June 30, 2001, would not be material to the annual consolidated financial statements.

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ('SMP'), with Chartered Semiconductor Manufacturing Ltd. ('Chartered Semiconductor'), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company has an agreement with SMP under which it has agreed to purchase 51% of the production output from this facility and Chartered Semiconductor agreed to purchase the remaining 49% of the production output. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right of first refusal to

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

purchase integrated circuits produced in excess of the Company's requirements. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency.

    In July 2000, the Company and Chartered Semiconductor entered into an agreement committing the Company and Chartered Semiconductor to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. The Company has agreed to invest up to $350 over a five-year period. As part of the joint development activities, the two companies will staff a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. These scientists and engineers will work with Company teams in Murray Hill, New Jersey, and Orlando, Florida, as well as with Chartered Semiconductor's technology development organization, to create a 600-person research and development team. The agreement may be terminated for breach of material terms upon 30 days notice or for convenience upon six months notice prior to the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of that project.

RISKS AND UNCERTAINTIES

    The Company has a limited history operating as a stand-alone company, and it may be unable to make the changes necessary to operate as a stand-alone company, or it may incur greater costs as a stand-alone company. Until early 2001, the Company's businesses were operated by Lucent as a segment of its broader corporate organization rather than as a separate stand-alone company. Lucent assisted the Company by performing various corporate functions, including public relations, employee relations, investor relations, finance, legal and tax functions. Lucent continues to provide some of these functions to the Company on an interim basis pursuant to the Interim Services and Systems Replication Agreement. If the Company does not have in place its own systems and business functions or if it does not have agreements with other providers of these services once the Interim Services and Systems Replication Agreement with Lucent expires, the Company may not be able to effectively operate its business.

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

    On October 3, 2000, a patent infringement lawsuit was filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division). The Company anticipates that it may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages.

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc. alleging patent infringement by 14 companies, including some of the Company's customers for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. The Company believes that it has valid defenses to Proxim's claims and has intervened in the investigation in order to defend its customers. Proxim seeks relief in the form of an exclusion order preventing the importation of specified wireless local area networking products, including some of our products, into the United States. One of the Company's subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

    If the Company is unsuccessful in resolving these proceedings, as they relate to the Company, its operations may be disrupted or it may incur additional costs. Other than as described above, the Company does not believe there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

    On June 21, 2001, the Company settled a patent infringement lawsuit that had been filed against Lucent, among other semiconductors manufacturers, by Lemelson Medical, Education & Research Foundation, LP, in the United States District Court, District of Arizona on June 15, 1999. The settlement was not material to the Company.

ENVIRONMENTAL, HEALTH AND SAFETY

    The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Lucent is a potentially responsible party at numerous Superfund sites and sites otherwise requiring cleanup action. With some limited exceptions, under the Separation and Distribution Agreement with Lucent, the Company has assumed all environmental liabilities resulting from the Company's Businesses, which include liabilities for the costs associated with eight of these sites -- five Superfund sites, two of the Company's former facilities and one of the Company's current manufacturing facilities.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals will be adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

13. INVESTMENT IN SILICON MANUFACTURING PARTNERS PTE LTD.

    The Company owns a 51% interest in SMP, a joint venture with Chartered Semiconductor, which operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The investment is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. For the three and nine months ended June 30, 2001 the Company recognized equity losses of $2 and equity earnings of $38 in SMP, compared with equity losses of $4 and $11 respectively, in the corresponding prior year periods. SMP reported net losses of $34 and $7 for the three and nine months ended June 30, 2001 versus break-even and a net loss of $14 for the same periods in 2000. As of June 30, 2001, SMP reported total assets of $637 and total liabilities of $453 compared to total assets of $629 and total liabilities of $447 as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    Agere Systems Inc. (the 'Company') is the world leader in sales of communication components, which include our optical components and our integrated circuits. Communication components are the basic building blocks of electronic and photonic products and systems for terrestrial and submarine, or undersea, communications networks and for communications equipment. The Company sells its optoelectronic components and integrated circuits globally to manufacturers of communications and computer equipment.

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

    The Company reported a net loss of $1,110 million and $1,262 million for the three and nine months ended June 30, 2001, respectively, compared to a net loss of $365 million and $206 million for the three and nine months ended June 30, 2000, respectively.

SEPARATION FROM LUCENT

    The Company was incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent'). The Company had no material assets or activities as a separate corporate entity until the contribution to the Company by Lucent of its optoelectronic components and integrated circuits businesses (the 'Separation'). Lucent conducted such businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began effecting the Separation by transferring to the Company the assets and liabilities related to such businesses. The Separation was substantially completed, including the transfer of all assets and liabilities, by the Initial Public Offering ('IPO') closing date, April 2, 2001, except for the prepaid pension costs and the postretirement liabilities. As of June 30, 2001, Lucent owned 100% of our outstanding Class B common stock and 37,000,000 shares of our outstanding Class A common stock, which represented approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors.

    Lucent had previously announced its intention to distribute all shares of the Company's common stock it then owns to its stockholders in a tax free distribution by the end of Lucent's current fiscal year, September 30, 2001 (the 'Distribution'). On July 24, 2001, Lucent announced that it continues to move forward with its intention to spin off Agere, as a fully independent company; that Lucent was in discussion with its banks to amend the covenants under its credit facilities; that the terms of such an amendment are expected to delay the Agere spin off for up to six months and that Lucent may explore an alternative path for achieving full independence for Agere through a secondary public offering (the 'Public Sale') of the Agere shares held by Lucent if a change in the spin off plan is in the best interest of Lucent's stockholders. Agere can provide no assurance when or whether the Distribution or Public Sale will occur.

    The condensed combined financial statements of the Company include amounts that have been carved out from the financial statements of Lucent using the historical results of operations and historical basis of the assets and liabilities of its businesses.

    Additionally, the combined financial statements of the Company include certain assets, liabilities, revenues and expenses that were not historically recorded at the level of, but are primarily associated with the Company's businesses. The consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from Lucent in the Separation. Management believes the assumptions underlying the financial statements to be reasonable. The financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the Company's results of operations, financial position and cash flows would have been had it been a separate, stand-alone entity during the periods presented.

OPERATING TRENDS

    Order levels and revenues have declined significantly in calendar 2001. In response to these declines, the Company has taken actions to reduce capital expenditures, costs and expenses. The Company has announced a series of restructuring initiatives that will include closing its Madrid manufacturing location by the end of the calendar year and reducing employment worldwide by approximately 6,000 from the levels that existed at the end of March. The restructuring program also includes the impairment of capital assets and goodwill and other restructuring charges. In addition, the company recorded an inventory provision of $270 million in costs of sales during the third quarter of 2001. For additional information, see 'Restructuring and Separation Expenses and Inventory Provision' below. Management has also decided to not pay bonuses company-wide this fiscal year, resulting in the reversal of bonus accruals in the third fiscal quarter of approximately $48 million, which were recorded in the first two fiscal quarters of 2001.

RESTRUCTURING AND SEPARATION EXPENSES AND INVENTORY PROVISION

    In the third quarter of fiscal 2001, the Company announced a series of restructuring initiatives to align the Company with current market conditions. These initiatives are focused on improving gross profit, reducing expenses and streamlining operations. The Company recorded restructuring charges of $441 million and $453 million for the three and nine months ended June 30, 2001, respectively. These restructuring initiatives include a worldwide workforce reduction, rationalization of manufacturing capacity, impairment of goodwill and other restructuring charges.

    The announced restructuring initiatives will result in a workforce reduction of 6,000 employees across various business functions, operating units and geographic regions that includes management and occupational employees. The Company has recorded a restructuring charge of $93 million for the three and nine months ended June 30, 2001, related to the approximately 1,000 employees impacted by the pending discontinuance of its chip fabrication operations in Madrid, Spain and the approximately 2,000 employees that have been taken off-roll as of June 30, 2001. Of this charge $11 million represents termination benefits to certain US management employees and will be funded through Lucent's pension assets. Severance costs and other exit costs noted above were determined in accordance with EITF No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.' The Company expects to complete the majority of the remaining reduction and record the related restructuring charges by the end of calendar year 2001.

    The Company recorded a restructuring charge of approximately $318 million and $330 million for the three and nine months ended June 30, 2001, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. The Company is taking aggressive steps to align capacity with customer demand. The Company expects to discontinue operations in its Madrid, Spain chip fabrication plant by the end of calendar year 2001. The Company is also rationalizing under-utilized manufacturing capacity at its facilities in Orlando, Florida, and Allentown, Breinigsville and Reading, Pennsylvania. In addition, the Company is consolidating several satellite-manufacturing sites as well as leased corporate offices. The restructuring charge includes approximately $26 million for the three and nine months ended June 30, 2001, related to facility closings primarily for lease terminations and non-cancelable lease costs. It also includes an asset impairment charge of approximately $249 million for the three and nine months ended

June 30, 2001, related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. The remaining charge of approximately $43 and $55 for the three and nine months ended June 30, 2001, respectively, relates primarily to contract terminations.

    Due to the recent severe decline in customer demand, the Company restructured certain of its businesses and realigned resources to focus on profit contribution and core opportunities. As a result, the Company recorded a goodwill impairment charge of approximately $30 million for the three and nine months ended June 30, 2001, primarily relating to Enable Semiconductor, Inc., which was acquired in fiscal 1999.

    After completion of the restructuring initiatives outlined above, the Company estimates future annualized pre-tax savings to be approximately $520 million. The Company continues to evaluate its cost and expense structure and may take additional actions to reduce costs and expenses.

    The Company anticipates incurring additional costs, fees and expenses relating to the Separation of approximately $35 million in the fourth fiscal quarter of 2001. These costs, fees and expenses will be primarily related to designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three and nine months ended June 30, 2001 the Company incurred $48 million and $83 million of separation expenses included in operating expenses, respectively.

    The Company recorded an inventory provision of $270 million during the third quarter of fiscal 2001. This excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy, which is based on a review of forecasted demand compared to inventory levels.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, 'Revenue Recognition in Financial Statements'
('SAB 101'). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company will adopt SAB 101 in the fourth fiscal quarter, and does not believe the impact of adoption of SAB 101 will be material to its consolidated financial position and results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is required to be adopted in fiscal years beginning after December 15, 2001, with early application permitted for fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company has not yet determined the date of adoption. Adoption of SFAS 142 will require the reexamination of goodwill and other intangible assets for impairment and following adoption amortization of goodwill and other intangibles will not be recorded in the Company's consolidated financial statements.

OUTLOOK

    Agere expects revenues in the September quarter to decrease approximately 30 to 35 percent from the June quarter and gross margins to be slightly negative in the September quarter. However, in the current market environment, customers generally have not been willing to place orders very long before the scheduled product delivery date. Therefore, the Company's ability to forecast future revenues is limited and the Company's actual results could differ materially. The anticipated decline in revenue for the September quarter reflects continued low order levels received by the Company as systems providers continue to manage their orders and inventory in light of reduced capital expenditures by carriers. In addition, the Company expects to record a charge of up to $200 million in the fourth quarter of fiscal 2001 related to the announced restructuring initiatives. For further information about other factors that could result in the

Company's revenues varying from these estimates see 'Factors Affecting Our Future Performance' below.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                             THREE MONTHS ENDED
                                                  JUNE 30,             CHANGE
                                            ---------------------   ------------
                                              2001        2000        $      %
                                              ----        ----        -      -
                                                   (DOLLARS IN MILLIONS)
Operating Segment:
    Optoelectronics.......................    $277       $  338     $ (61)   (18)%
    Integrated Circuits...................     650          848      (198)   (23)
                                              ----       ------     -----   ----
        Total.............................    $927       $1,186     $(259)   (22)%
                                              ----       ------     -----   ----
                                              ----       ------     -----   ----

REVENUE

    Revenue decreased 22% or $259 million, for the three months ended June 30, 2001 as compared to the same period in 2000, due primarily to volume decreases. The decrease of $61 million in the current quarter within the Optoelectronics segment reflects a decline in high speed long haul product line sales, partially offset by increases in the transponder, access and submarine product lines. The decrease of $198 million in the current quarter within the Integrated Circuits segment was driven by volume decreases in all product lines, except our wireless local area networking product line, which partially offset the decrease.

COSTS AND GROSS MARGIN

    Costs increased 44% or $296 million, from $666 million in the prior year quarter to $962 million for the three months ended June 30, 2001. Gross margin decreased 47.6 percentage points from 43.8% to (3.8%) for the three months ended June 30, 2001, as compared to the same period in 2000, due primarily to the $270 million inventory provision recorded in the third quarter of 2001 and lower manufacturing capacity utilization. Excluding the inventory provision, gross margin was 25.4% in the current quarter. Gross margin for the Optoelectronics segment decreased to (58.1%) in the current quarter from 49.4% in the prior year quarter primarily due to the inventory provision discussed above. Excluding the inventory provision of $246 million, gross margin for the Optoelectronics segment decreased to 30.7% in the current quarter primarily due to lower manufacturing capacity utilization. Gross margin for the Integrated Circuits segment declined to 19.4% in the current quarter from 41.6% in the prior year quarter due primarily to lower manufacturing capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 4% or $6 million, from $139 million in the prior year quarter to $145 million for the three months ended June 30, 2001. The increase was due to expenses associated with being a standalone company and an increase in allowance for doubtful accounts, partially offset by the bonus accrual reversal and expense management initiatives.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 3% or $7 million, from $210 million for the three months ended June 30, 2000 to $217 million for the three months ended June 30, 2001. The increase was due to new and ongoing product development expenses, partially offset by the bonus accrual reversal.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    Amortization expense increased 67% or $45 million from $67 million for the three months ended June 30, 2000 to $112 million for the three months ended June 30, 2001 due to the amortization of goodwill associated with acquisitions completed during fiscal 2000.

RESTRUCTURING AND SEPARATION EXPENSES

    Restructuring and separation expenses of $489 million were incurred during the current fiscal quarter. In connection with the Separation, $48 million of expenses associated primarily with the establishment of a separate computer and information technology infrastructure and associated information processing and network support, marketing relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services were incurred. The Company recorded $441 million of restructuring charges related primarily to severance payments, contract terminations, non-cancelable lease obligations and impairments of goodwill and capital assets.

OPERATING INCOME (LOSS)

    Operating losses increased $667 million, from $331 million for the three months ended June 30, 2000 to $998 million for the same period in 2001. Operating income (loss) includes amortization of goodwill and other acquired intangibles. The Optoelectronics segment operating loss was $367 million for the three months ended June 30, 2001 compared to operating income of $55 million for the same period in 2000. The results for the three months ended June 30, 2001 included $92 million of amortization of goodwill and other acquired intangibles, as compared to $51 million in the prior year quarter. The Integrated Circuits segment operating loss was $142 million for the three months ended June 30, 2001 compared to income of $49 million for the same period in 2000. The results include $20 million of amortization of goodwill and other acquired intangibles for the three months ended June 30, 2001 compared to $16 million in the prior year quarter. The reported segments include the $270 million inventory provision, but do not include $489 million of restructuring and separation expenses for the quarter ended June 30, 2001 or approximately $435 million of costs related to purchased in-process research and development ('IPRD') for the quarter ended June 30, 2000.

    The following table shows the change in operating income (loss), excluding IPRD, amortization of goodwill and other acquired intangibles, and restructuring and separation expenses both in dollars and in percentage terms:

                                            THREE MONTHS ENDED
                                                 JUNE 30,             CHANGE
                                           ---------------------   -------------
                                             2001        2000        $       %
                                             ----        ----        -       -
                                                   (DOLLARS IN MILLIONS)
Operating Segment:
    Optoelectronics......................    $(275)      $106      $(381)   (359)%
    Integrated Circuits..................     (122)        65       (187)   (288)
                                             -----       ----      -----   -----
        Total............................    $(397)      $171      $(568)   (332)%
                                             -----       ----      -----   -----
                                             -----       ----      -----   -----

OTHER INCOME (EXPENSE) -- NET

    Other income (expense) -- net decreased $21 million, from income of $16 million for the three months ended June 30, 2000 to an expense of $5 million for the same period in 2001. The decrease was primarily due to the impairment of certain non-consolidated investments, partially offset by higher interest income from our investment of the IPO proceeds.

PROVISION FOR INCOME TAXES

    For the third fiscal quarter of 2001, the Company recorded a provision for income taxes of $45 million on a pre-tax loss of $1,065 million, yielding an effective tax rate of (4.2%). This rate is higher than the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $364 million for net deferred tax assets and non-tax deductible goodwill amortization in fiscal 2001.

    For the third fiscal quarter of 2000, the Company recorded a provision for income taxes of $37 million on a pre-tax loss of $328 million, yielding an effective tax rate of (11.3%). This rate is higher than the U.S. statutory rate primarily due to the impact of non-tax deductible goodwill amortization and non-tax deductible IPRD incurred in fiscal 2000.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                               NINE MONTHS ENDED
                                                    JUNE 30,           CHANGE
                                              --------------------   ----------
                                                2001       2000       $      %
                                                ----       ----       -      -
                                                    (DOLLARS IN MILLIONS)
Operating Segment:
    Optoelectronics.........................   $1,080     $  808     $272    34%
    Integrated Circuits.....................    2,400      2,411      (11)   (0)
                                               ------     ------     ----   ---
        Total...............................   $3,480     $3,219     $261     8%
                                               ------     ------     ----   ---
                                               ------     ------     ----   ---

REVENUE

    Revenue increased 8% or $261 million, for the nine months ended June 30, 2001 as compared to the same period in 2000, due primarily to volume increases in the Optoelectronics segment. The increase of $272 million within the Optoelectronics segment was due to increased sales volume across all product lines. The decrease of $11 million in the current year within the Integrated Circuits segment was driven by volume decreases in all product lines, except our network communication and wireless local area networking products lines, whose increases partially offset the overall decrease.

COSTS AND GROSS MARGIN

    Costs increased 40% or $713 million, from $1,781 million in the prior year period to $2,494 million for the nine months ended June 30, 2001. Gross margin decreased 16.4 percentage points from 44.7% to 28.3% for the nine months ended June 30, 2001, as compared to the same period in 2000, due primarily to lower manufacturing capacity utilization and the $270 million inventory provision recorded in the third quarter of 2001. Gross margin for the Optoelectronics segment decreased to 18.2% for the nine months ended June 30, 2001 from 48.4% for the same period in 2000 primarily due to the inventory provision discussed above. Excluding the inventory provision of $246 million, gross margin for the Optoelectronics segment decreased to 41.0% in the nine-month period due primarily to lower manufacturing capacity utilization. Gross margin for the Integrated Circuits segment declined to 32.9% for the nine months ended June 30, 2001 from 43.4% for the same period in 2000 due primarily to lower manufacturing capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 26% or $100 million, from $381 million in the nine months ended June 30, 2000 to $481 million for the same period in 2001. The increase was due primarily to expenses associated with being a standalone company and an increase in allowance for doubtful accounts, partially offset by lower bonus accruals.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 32% or $181 million, from $573 million for the nine months ended June 30, 2000 to $754 million for the nine months ended June 30, 2001. The increase was due to new and ongoing product development expenses, including expenses associated with acquisitions during fiscal 2000, partially offset by lower bonus accruals.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    Amortization expense increased $258 million from $77 million for the nine months ended June 30, 2000 to $335 million for the nine months ended June 30, 2001 due to the amortization of goodwill associated with acquisitions completed in fiscal 2000.

RESTRUCTURING AND SEPARATION EXPENSES

    Restructuring and separation expenses of $536 million were incurred during the current fiscal year. In connection with the Separation, $83 million of expenses associated primarily with legal separation matters, the establishment of a separate computer and information technology infrastructure and associated information processing and network support, marketing relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services were incurred. The Company recorded $453 million of restructuring charges related primarily to severance payments, contract terminations, non-cancelable lease obligations and impairments of goodwill and capital assets.

OPERATING INCOME (LOSS)

    Operating losses increased $1,081 million, from $39 million for the nine months ended June 30, 2000 to $1,120 million for the same period in 2001. Operating income (loss) includes amortization of goodwill and other acquired intangibles. The Optoelectronics segment operating loss was $416 million for the nine months ended June 30, 2001 compared to operating income of $189 million for the same period in 2000. The results for the nine months ended June 30, 2001 included $276 million of amortization of goodwill and other acquired intangibles, as compared to $51 million in the prior year period. The Integrated Circuits segment operating loss was $168 million for the nine months ended
June 30, 2001 compared to operating income of $218 million for the same period in 2000. The results for the nine months ended June 30, 2001 include $59 million of amortization of goodwill and other acquired intangibles compared to $26 million in the prior year period. The reported segments include the $270 million inventory provision, but do not include $536 million of restructuring and separation expenses for the nine months ended June 30, 2001 or $446 million of costs related to IPRD for the nine months ended June 30, 2000.

    The following table shows the change in operating income (loss), excluding IPRD, amortization of goodwill and other acquired intangibles, and restructuring and separation expenses both in dollars and in percentage terms:

                                             THREE MONTHS ENDED
                                                  JUNE 30,            CHANGE
                                            --------------------   -------------
                                              2001       2000        $       %
                                              ----       ----        -       -
                                                   (DOLLARS IN MILLIONS)
Operating Segment:
    Optoelectronics.......................   $(140)      $240      $(380)   (158)%
    Integrated Circuits...................    (109)       244       (353)   (145)
                                             -----       ----      -----   -----
        Total.............................   $(249)      $484      $(733)   (151)%
                                             -----       ----      -----   -----
                                             -----       ----      -----   -----

OTHER INCOME (EXPENSE) -- NET

    Other income (expense) -- net increased $22 million, from income of $10 million for the nine months ended June 30, 2000 to income of $32 million for the same period in 2001. The increase was attributable primarily to higher interest income from our investment of the IPO proceeds and a higher level of income from the equity investment in Silicon Manufacturing Partners Pte Ltd., partially offset by the impairment of certain non-consolidated investments.

PROVISION FOR INCOME TAXES

    For the first nine months of fiscal 2001, the Company recorded a provision for income taxes of $74 million on a pre-tax loss of $1,184 million, yielding an effective tax rate of (6.3%). This rate is higher than the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $364 million for net deferred tax assets, non-tax deductible goodwill amortization and separation costs in fiscal 2001.

    For the first nine months of fiscal 2000, the Company recorded a provision for income taxes of $136 million on a pre-tax loss of $70 million, yielding an effective tax rate of (192.7%). This rate is higher than the U.S. statutory rate primarily due to the impact of non-tax deductible goodwill amortization and non-tax deductible IPRD incurred in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from operations was $301 million for the nine months ended June 30, 2001, compared with $362 million for the nine months ended
June 30, 2000. The decline in the cash flow from operations for the nine months ended June 30, 2001, compared with the same period last year, results primarily from the increase in the net loss of the Company offset by decreases in accounts receivable of $412 million, increases in accounts payable of $240 million and decreases in inventories of $97 million.

    Cash used in investing activities was $635 million for the nine months ended June 30, 2001 compared with $606 million for the nine months ended June 30, 2000. Capital expenditures and acquisitions of businesses are the primary components of the investing activities. Capital expenditures were $632 million for the nine months ended June 30, 2001, compared with $459 million for the nine months ended June 30, 2000. The Company's capital spending is primarily in support of manufacturing facilities. This includes expansion of manufacturing capacity and enhancement of existing capacity for the manufacture of newer technologies. Capital is also used to purchase equipment to improve yield, increase automation, and increase manufacturing productivity. Additional capital in fiscal 2001 is being spent on establishing a stand-alone information technology infrastructure, including computer servers and networking capability. As discussed in the 'Operating Trends' section, the Company has taken action to reduce capital expenditures and discretionary spending in light of current market conditions.

    Net cash provided by financing activities was $3.6 billion for the nine months ended June 30, 2001 compared with $244 million for the nine months ended June 30, 2000. The increase was primarily the result of the receipt of proceeds from the sale of the Company's common stock in the IPO.

    On April 2, 2001, the Company received approximately $3.4 billion in net proceeds from the IPO and assumed $2.5 billion of debt from Lucent, consisting of short-term borrowings under a credit facility provided by financial institutions. The Company did not receive any of the proceeds of this short-term debt. Following the completion of the IPO, Lucent no longer provides funds to finance operations.

    The credit facility is collateralized by substantially all of our assets. The $2.5 billion facility is comprised of term loans and revolving credit loans. Upon the repayment of $1.5 billion of the debt, and if the Company has credit ratings of BBB- or better with a stable outlook from Standard & Poors and Baa3 or better with a stable outlook from Moody's Investor Services, the debt will become uncollateralized. The current ratings are Baa3 from Moody's Investor Services with a stable outlook and BBB- from Standard & Poors. Standard & Poors has placed the Company's credit rating on CreditWatch with negative implications. Upon the repayment of $1.5 billion, the remaining debt outstanding under this facility would consist of revolving credit loans. The credit facility will mature on February 21, 2002, which is 364 days from the date Lucent initially entered into the facility. The debt is not convertible into any other securities of the Company.

    The only periodic debt service obligation under the credit facility is to make quarterly interest payments. Interest rates on amounts outstanding under the credit facility are based on the applicable LIBOR rate, or at the Company's election the prime rate, in each case plus a spread that will vary depending on the Company's credit rating and whether or not $1.5 billion of the debt is repaid, as described below. For a short-term debt balance of $2.5 billion outstanding for an entire year, a one percentage point increase in the average interest rate on the obligations, also effective for an entire year, would increase pre-tax interest expense, and reduce pre-tax income, by $25 million. For the current ratings of BBB- from Standard & Poor's and Baa3 from Moody's, the applicable interest rate would be the applicable LIBOR rate plus 250 basis points. In addition, prior to any repayment of $1.5 billion of the debt, the interest rate will increase 25 basis points every ninety days from February 22, 2001. Therefore, the current interest rate is the applicable LIBOR rate plus 275 basis points, with the next increase to take effect on August 21, 2001. The weighted average interest rate at June 30, 2001 was 6.57%. Upon any repayment of $1.5 billion of the debt, the interest rates on the borrowings, assuming our credit ratings remain the same, would return to the applicable LIBOR rate plus 250 basis points. The Company does not anticipate making a $1.5 billion prepayment under the credit facility prior to its maturity unless funds are raised in a debt capital market transaction or other type of new financing. There is no assurance that such additional financing will be available on acceptable terms, with lower interest rates than the credit facility, or at all.

    The credit facility contains customary restrictions, affirmative and negative covenants and events of default for this type of collateralized financing. These covenants include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

    The primary future needs for cash will be working capital, capital expenditures and debt service. The Company expects that cash on hand will be sufficient to meet its cash needs through the February 2002 maturity date of its credit facility. Unless the Company is able to extend or replace that facility, it anticipates that it will require funds in addition to those it will have on hand to repay the entire facility when it matures. If the Company is unable to extend or replace the credit facility, the Company believes it can obtain these additional funds, as well as funds needed to meet its ongoing cash needs for the next year from other financing transactions and sales of non-strategic assets, although it has no committed transactions at this time.

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

    On October 3, 2000, a patent infringement lawsuit was filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division). The Company anticipates that it may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages.

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc. alleging patent infringement by 14 companies, including some of the Company's customers for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refer to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. The Company believes that it has valid defenses to Proxim's claims and has intervened in the investigation in order to defend its customers. Proxim seeks relief in the form of an exclusion order preventing the importation of specified wireless local area networking products, including some of our products, into the United States. One of the Company's subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

    If the Company is unsuccessful in resolving these proceedings, as they relate to the Company, its operations may be disrupted or it may incur additional costs. Other than as described above, the Company does not believe there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

    On June 21, 2001, the Company settled a patent infringement lawsuit that had been filed against Lucent, among other semiconductors manufacturers, by Lemelson Medical, Education & Research Foundation, LP, in the United States District Court, District of Arizona on June 15, 1999. The settlement was not material to the Company.

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

    Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax decrease to results from operations of $4 million (net of a tax benefit of $2 million) in the nine months ended June 30, 2001. The decrease to results from operations is primarily due to derivatives not designated as hedging instruments. For the three and nine months ended June 30, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

    While the Company hedges foreign currency transactions, a decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect the Company's ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

    Interest rate swap agreements may be entered into to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during fiscal 2000 and 2001.

EUROPEAN MONETARY UNION -- EURO

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as 'expects', 'anticipates', 'intends', 'plans', 'believes', 'seeks', 'estimates', variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

FACTORS AFFECTING OUR FUTURE PERFORMANCE

    The following factors could affect our future performance and the price of our stock.

RISKS RELATED TO OUR SEPARATION FROM LUCENT

     We will be controlled by Lucent as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during that time.

     The timing and manner of our separation from Lucent is unclear and may not occur and we may not achieve many of the expected benefits of our separation, we may lose many of our employees and our business may suffer.

     We may have potential business conflicts of interest with Lucent with respect to our past and ongoing relationships and, because of Lucent's controlling ownership, the resolution of these conflicts may not be on the most favorable terms to us.

     Our historical financial information prior to the Separation may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

     We have only a limited history operating as a stand-alone company, and we may be unable to make the changes necessary to operate as a stand-alone company, or we may incur greater costs as a stand-alone company that may cause our profitability to decline.

     We have a significant amount of debt, which subjects us to various restrictions and higher interest costs and decreases our profitability, and we may substantially increase our debt in the future.

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

RISKS RELATED TO OUR BUSINESS

     Because sales of our optoelectronic components and integrated circuits are dependent on the growth of communications networks, as market demand for these networks declines, particularly for optical networks, our revenue is likely to decline.

     If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

     Because our sales are concentrated on Lucent and a few other customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

     If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

     Our products and technologies typically have lengthy design and development cycles. A customer may decide to cancel or change its product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.

     If we are unable to extend or refinance our bank credit facility we may not have sufficient cash available to repay that facility when it matures on February 21, 2002.

     Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

     We depend on some single sources of supply, particularly for our optoelectronic components, and interruptions affecting these and other suppliers could disrupt our production, compromise our product quality and cause our revenue to decline.

     Because we expect to continue to derive a majority of our revenue from integrated circuits and the integrated circuits industry is highly cyclical, our revenue may fluctuate and may cause our stock price to fluctuate.

     If we do not achieve adequate manufacturing volumes, yields or sufficient product reliability, our gross margins may decline.

     If we are unable to commit sufficient resources to make the necessary capital expenditures for manufacturing equipment or facilities, our gross margins may decline.

     We depend on joint ventures or other third-party strategic relationships for the manufacture of some of our products. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue may decline.

     If our customers do not qualify our manufacturing lines for volume shipments, our revenue may be delayed or reduced.

     Because optoelectronic component and integrated circuit average selling prices in particular product areas are declining and some of our older products are becoming obsolete, our results of operations may be adversely affected.

     If we do not complete our recently announced workforce reductions and other restructuring activities as expected or even if we do so, we may not achieve all of the expense reductions we anticipate.

     We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

     We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

     Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial communications networks and if this occurs, then it could harm our reputation and result in a decrease in our result of operations.

     The communications semiconductor industry is intensely competitive, and our failure to compete effectively could hurt our revenue and reduce our gross margins.

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

     We may not have financing for future strategic acquisitions or be successful in completing acquisitions, and we are limited in the amount of equity we can issue in acquisitions, which may prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

     We may acquire other businesses or form joint ventures that could negatively affect our results of operations, increase our debt and dilute your ownership of our Company.

     Because we have changed our name, our potential customers may not recognize our new brand, which may cause our revenue to decline.

     Because we recorded a significant amount of goodwill and other acquired intangibles in connection with our acquisitions in fiscal 2000, we expect our amortization of goodwill and other acquired intangibles to significantly reduce our net income in future periods prior to the adoption of SFAS 142 and, in addition, these assets could become impaired.

     Because we have manufacturing facilities located in California, we face the risk that an earthquake could damage these facilities, which would cause a reduction in our revenue.

     Because our Class A common stock has a limited trading history and our stock may be considered a technology stock, the market price and trading volume of our Class A common stock may be volatile.

     Because our quarterly revenue and operating results are likely to vary significantly in future periods, our stock price may decline.

     Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be less than the market price of the Class B common stock following Lucent's distribution of the Class B common stock if Lucent completes the Distribution.

     A number of our shares are or will be eligible for future sale or distribution, including as a result of the Distribution or Public Sale by Lucent, which may cause our stock price to decline.

     The terms of our separation from Lucent, anti-takeover provisions of our amended and restated certificate of incorporation and by-laws, our Rights Agreement and provisions of Delaware law could delay or prevent a change of control that you may favor.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in the Company's registration statement on Form S-1 (File no. 333-51594). See Item 2 -- 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management' for additional details.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Legal Proceedings'.

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

    The managing underwriters were Morgan Stanley & Co. Incorporated, Bear Stearns & Co. Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc., Deutsche Banc Alex. Brown Inc., ABN AMRO Rothschild LLC, SG Cowen Securities Corporation and Blaylock & Partners, L.P. The Company incurred expenses estimated to be approximately $160 million, of which $140 million represented underwriting discounts and commissions and $20 million represented other expenses expected to be paid to unaffiliated third parties. The net proceeds to the Company after total expenses were $3.4 billion.

    The net proceeds from the Company's initial public offering were applied to the Company's working capital. When the Company's cash working capital exceeds its immediate cash needs, it invests the excess in short-term highly liquid investments, primarily money market funds.

ITEM 5. OTHER INFORMATION

    Agere expects to hold its first annual meeting of stockholders in February 2002. Stockholder proposals submitted in accordance with SEC Rule 14a-8 must be received by the Corporate Secretary of the Company at the address set forth on the cover page of this report no later than September 4, 2001. In order to be eligible to submit a proposal under this rule, a stockholder must have held at least $2,000 worth of Agere shares for at least one year prior to the date the proposal is submitted to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.

Date August 9, 2001                                             /S/ MARK T. GREENQUIST
                                                  ...................................................
                                                                  MARK T. GREENQUIST
                                                             EXECUTIVE VICE PRESIDENT AND
                                                                CHIEF FINANCIAL OFFICER