Form 10-K
period 2001-09-30
AGERE SYSTEMS INC
filed 2001-12-10
CIK 1129446

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-16397

                               AGERE SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           22-3746606
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

                555 UNION BOULEVARD                                        18109
              ALLENTOWN, PENNSYLVANIA                                   (Zip Code)
     (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  610-712-4323

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
       Class A Common Stock, $.01 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting common equity held by non-affiliates of the registrant as of December 1, 2001 was approximately $3.56 billion.

     As of December 1, 2001, 727,429,667 shares of Class A common stock, par value $.01 per share, and 908,100,000 shares of Class B common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2002 annual meeting of stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AGERE SYSTEMS INC.

                                   FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   20
  Item 3.   Legal Proceedings...........................................   20
  Item 4.   Submission of Matters to a Vote of Security Holders.........   21
PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   21
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   23
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   44
  Item 8.   Financial Statements and Supplementary Data.................   46
  Item 9.   Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   88
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   88
  Item 11.  Executive Compensation......................................   89
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   89
  Item 13.  Certain Relationships and Related Transactions..............   89
PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   90

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-K and throughout the other documents incorporated herein by reference. Agere disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described in the "Factors Affecting Our Future Performance" section contained in
Item 7.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Agere Systems designs, develops and manufactures integrated circuits for use in a broad range of communications and computer systems and optoelectronic components for communications networks. We are the world leader in sales of communications components, which include both integrated circuits and optoelectronic components. Communications components are basic building blocks of electronic and photonic products and systems for terrestrial and submarine, or undersea, communications networks and for communications equipment.

     In fiscal 2001, we had two principal businesses: Integrated Circuits and Optoelectronics. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Our Integrated Circuits business also includes our wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. Our Optoelectronics business includes our optoelectronic components operations, including both our active optoelectronic and our passive optical components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks. The Integrated Circuits and Optoelectronics businesses each include revenue from the licensing of intellectual property related to that business.

     On July 20, 2000 Lucent Technologies announced that it planned to create a separate company that comprised its microelectronics business including its integrated circuits and optoelectronics divisions. We were incorporated in Delaware on August 1, 2000 to be that company. Our separation from Lucent was substantially completed, including the transfer of all assets and liabilities related to these divisions other than pension and postretirement plan assets and liabilities, which have yet to be transferred, when we completed our initial public offering in April 2001. As of December 1, 2001, Lucent owned 100% of our outstanding Class B common stock and 37 million shares of our outstanding Class A common stock, which represented a majority of the combined voting power of both classes of our common stock. Lucent has announced that it continues to move forward with its intention to distribute all shares of our common stock that it owns to its stockholders in a tax-free distribution, but Lucent's credit facilities include conditions that must be met before Lucent can distribute its Agere stock to its stockholders. See "Item 7 -- Overview -- Separation from Lucent" for further information about our spin off as a fully independent company.

     Our principal executive offices are located at 555 Union Boulevard, Allentown, Pennsylvania 18109. Our telephone number is (610) 712-4323. Our World Wide Web site address is www.agere.com.

     We sell our products primarily through our direct sales force, but we also utilize distributors, resellers and electronic commerce. Of our total net revenue of $4,080 million in the fiscal year ended September 30, 2001,

$2,869 million or 70% was generated by our Integrated Circuits segment and $1,211 million or 30% was generated by our Optoelectronics segment. Approximately 45% of our revenue was generated in the United States and 55% internationally. See note 17 to our financial statements in Item 8 for further information about our Integrated Circuits and Optoelectronics segments.

     As of September 30, 2001 we employed approximately 14,400 people worldwide. We have major research and development and manufacturing sites in the United States, Mexico, Singapore and Thailand.

INTEGRATED CIRCUITS

     We offer integrated circuits for use in a broad range of communications networks and computer systems. Our integrated circuits are used primarily in the following types of equipment:

     - network communications equipment, which facilitates the transmission, switching and management of data and voice traffic within communications networks;

     - client access and network connectivity devices, such as modems and analog line cards, which allow computers, servers and other equipment to connect to communications networks;

     - wireless terminals and infrastructure, such as mobile telephones and cellular base stations, which transmit and receive data and voice communications through radio waves; and

     - hard disk drives, which store data and are found in products such as personal computers, servers and new consumer devices.

     We also sell wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires.

  STRATEGY

     Our integrated solutions combine a number of functions into a single unit. Because of this integration, we have the ability to deliver products that interact more effectively and enhance performance. This allows our customers to meet the requirements of their end customers faster and more cost effectively than if they purchase a number of separate integrated circuits.

     We have dedicated engineering groups that develop core manufacturing technology, common design methodology and commonly used integrated circuit design elements for use across our Integrated Circuits segment. By using common core technologies, we simplify our design methods, create reusable intellectual property and achieve manufacturing efficiencies.

     We believe the primary considerations for customers selecting integrated circuit products are:

     - design capabilities, including the ability to deliver integrated solutions;

     - performance, as measured by speed, power requirements and reliability;

     - feature set;

     - price;

     - flexibility, which refers to the ability to design products using the manufacturer's own intellectual property, the manufacturer's customers' intellectual property or a combination of both; and

     - compatibility with other products and communications standards used in communications networks.

     We focus our product development and sales efforts to address the customer considerations listed above. The relative importance of these factors may vary depending on the product group or the particular customer's requirements. For example, price may be one of the most important considerations for a customer selecting many of our client access and network connectivity integrated circuits because these integrated circuits are used in price sensitive products sold to consumers. On the other hand, a customer selecting our network communications integrated circuits typically will be more focused on design and performance rather than price because these customers often have specialized demands that require customized solutions.

  PRODUCTS AND APPLICATIONS

     Our integrated circuits support five primary applications: network communications equipment, client access and network connectivity devices, wireless products, wireless local area networking products, and storage and analog products.

  Network Communications Equipment

     We offer integrated circuits that facilitate the transmission and switching of data and voice signals within communications networks. Our integrated circuits process signals and transmit the signals to deliver information throughout the network. Our integrated circuits are key building blocks in both optical and wireline communications networks.

     We sell a complete integrated circuit solution that supports speeds up to
2.5 gigabits per second. This solution consists of physical layer devices, integrated circuits supporting SONET/SDH communication standards, multi-service switching fabrics and network processing devices and broadband access devices, each of which is described below. We have, in various stages of development, 10 gigabits per second products that have either recently been introduced in commercial quantities or are currently being sampled by one or more customers.

     Physical Layer Devices. High-speed physical layer devices are key elements in the conversion between optical signals and electronic signals, as required by communications networks. High-speed physical layer devices accept the output from an optical receiver and convert it into a digital data signal that can be used in communications switching and processing functions. Our products include a set of six integrated circuit components for physical layer devices that provide a complete product offering for 10 gigabits per second transmission. We offer our customers physical layer device components either separately or together with optoelectronic components. In particular, we sell a transponder which combines our physical layer device components together with our optoelectronic components in a single product.

     SONET/SDH Network Devices. Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexor, or ADM. Add-drop multiplexors handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions, or framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within an optical network. A router is an interface, or link, between two networks.

     Multi-Service Switching Fabrics and Network Processing Devices. Switching devices guide data to different local area networks and wide area networks based on the intended destination. Multi-service switching devices support the transmission of voice and video signals as well as data. We sell switch fabrics and network processors to communications equipment manufacturers. A switch fabric directs the data within a switching device. A network processor is a component that controls how data is sent over a network or over a switch fabric such that the data retains its quality of service without interfering with other data traffic. We also offer supporting software with our switching products. In addition, our customers sometimes add their own supporting software to switch fabrics and network processors that they purchase from us to produce complete switching equipment.

     We currently offer switching products for asynchronous transfer mode, or ATM. We are developing switching products for the Internet protocol standard. These products are being sampled by some customers but further design work is required before they will be available for sale in commercial quantities.

Asynchronous transfer mode and Internet protocol refer to different procedures for the formatting and timing of data transmission between two pieces of equipment. Our switching integrated solutions reduce the number of required integrated circuits needed in a switching device.

     Broadband Access Devices. Broadband is a general term which refers to high-speed data transmission. Our broadband access integrated circuits, or mappers, support data transport between central offices and enterprise sites by aggregation and termination. Aggregation refers to the combining of many low-speed, or tributary, data signals from enterprises into higher speed, or trunk, data signals for transmission to a central office. Termination refers to the separation of trunk data signals into lower-speed, tributary data signals.

     Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide which are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are widely used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service which transmit data at 1.5 megabits per second and 44.7 megabits per second, respectively. A megabit is a unit of measurement for data and is equal to one million bits.

     Customized Solutions. The majority of our revenue from our network communications products is derived from the manufacture of customized integrated circuits for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with our customers' intellectual property to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers. We draw our intellectual property from the various product areas described above in order to meet our customers' specific requirements.

     We also deliver customized solutions with our field-programmable gate arrays, or FPGAs, or our field-programmable systems-on-a-chip, or FPSCs. Our field-programmable gate array is a specialized processor of electronic signals that can be modified by a customer for a number of functions after the integrated circuit has been deployed in a network. Our field-programmable system-on-a-chip incorporates several complex functions as well as a field-programmable gate array on one integrated circuit. On December 7, 2001, we entered into an agreement with Lattice Semiconductor Corporation to sell our FPGA and FPSC business for $250 million in cash. We expect this transaction to be completed in the second quarter of fiscal 2002, subject to regulatory approval and other customary closing conditions.

     Our systems-level knowledge allows us to turn our customers' design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

  Client Access and Network Connectivity Devices

     We sell integrated circuits for use in products that allow users to access communications networks through a variety of different methods. We offer our customers solutions that include integrated circuits and software.

     Many of our products convert analog signals into digital signals and digital signals into analog ones. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital, on the other hand, refers to a method of storing, processing and transmitting data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1.

     We sell integrated circuits as part of the following client access and network connectivity products:

     Modem Products. We primarily sell our integrated circuits for modem products directly to leading manufacturers of personal computers and other electronic equipment as well as to manufacturers who sell modem solutions to manufacturers of personal computers.

     Input/Output Products. Input/output refers to the transfer of data within and between computers, peripheral equipment, such as printers, scanners and digital cameras, and data networks. We sell input/output products primarily to manufacturers of computers, peripheral equipment and communications equipment. A majority of our sales are customized solutions that combine our intellectual property with that of our customers in the design of our integrated circuits. Our products support Universal Serial Bus, or USB, and IEEE-1394 industry standards, which are both established connectivity and transmission standards. We also are currently developing solutions that utilize InfiniBand(TM), a new industry standard for high-bandwidth input/output operations for enterprise computing. We have started to sell our first InfiniBand product.

     Analog Line Card and Analog Telephone Products. Traditional voice telephone equipment uses technology in which voice communications are transmitted as analog signals until they reach a network services provider's central office, where analog line cards are located. Analog line cards convert analog voice signals into digital signals to be transmitted through the communications network and convert the digital signal coming from the network back to analog in order to complete the telephone call. Our customers also use our products in telephone interfaces, or lines, located closer to an end user in devices such as television set-top boxes, broadband gateways and integrated access devices. Broadband gateways and integrated access devices combine a variety of communications technologies such as analog and digital subscriber line in the end user's premises onto a single telephone line for transmission to the network. We sell our analog line card and telephone solutions to manufacturers of communications equipment for use worldwide.

     Traditional Voice Systems. We provide integrated circuits to telecommunications equipment manufacturers for use in traditional voice telephone networks and integrated services digital network, or ISDN, systems. These networks are not as advanced as newer voice and data networks that manufacturers of communications equipment currently offer. We expect sales for these systems to decline rapidly over the next several years.

     Newly Introduced Products. We have started to sell products in areas for which, if sufficient demand emerges, we expect to expand our offerings. We have started to offer integrated circuits and software for use in digital telephony products. Digital telephony products are solutions that access and interface with merged voice and data networks. We also have introduced a series of asynchronous transfer mode interconnect products for use in infrastructure equipment for digital telephony services. Asynchronous transfer mode, or ATM, refers to a specific set of procedures for the formatting and timing of data transmission between two pieces of equipment. We sell our digital telephony solutions to manufacturers of business telephone equipment.

  Wireless Products

     We sell integrated circuits for use in digital mobile telephones, cellular base stations and other wireless data and voice communications products. We also offer supporting software as part of our comprehensive integrated circuit wireless product solutions. These solutions include:

     - digital signal processors for speech compression and encoding and transmission of voice and data;

     - radio frequency integrated circuits to transmit and receive signals;

     - conversion signal processors to convert signals between frequencies used in digital signal processors and frequencies used for radio transmission; and

     - software that controls the communication process.

     We also have started to license hardware and software designs for mobile telephones that use our integrated circuits.

     Most of our wireless products operate on the Global Systems for Mobile Communications, or GSM, standard. We also sell products that support General Packet Radio Service, or GPRS, that provide enhanced data transmission capabilities for GSM mobile phones.

     Wireless Infrastructure Products. We sell integrated circuit solutions used in wireless infrastructure products, which are primarily cellular base stations and cellular base transceiver stations, and wireless terminals, which include mobile telephones, pagers and personal digital assistants.

  Wireless Local Area Networking Products

     We sell integrated circuits, software and equipment for wireless networks. We offer our ORiNOCO(TM) products for wireless local area networking and Bluetooth(TM) products for personal area networking.

     ORiNOCO Products. Our ORiNOCO products comprise a complete wireless local area network system that provides broadband network access through mobile and fixed data devices. We offer the software and equipment necessary to create and support wireless local area networks, which are typically referred to as wireless LANs. Our wireless local area network solution currently supports data transmission speeds of over 10 megabits per second. We sell a complete solution for wireless networking that facilitates mobile Internet connectivity to the end user in an enterprise, home or public space, such as an airport lounge or hotel lobby.

     We sell wireless local area network solutions to network services providers and to customers that sell to enterprises and home users under the ORiNOCO brand. We also sell our ORiNOCO products to personal computer manufacturers that integrate them into their products. Our primary indirect channel into the enterprise market is Avaya Inc., formerly the enterprise networks group of Lucent.

     Bluetooth Products. We sell integrated circuit solutions and supporting software for the new market of Bluetooth technology applications. Bluetooth is an open standard for short-range radio transmission of digital voice and data that facilitates a wireless personal area network. The Bluetooth technology also makes it easier for data synchronization of mobile computers, mobile telephones and handheld devices. Bluetooth uses radio waves that can pass through walls and other non-metal barriers to create a personal area network.

     We have started to sell a two-component Bluetooth solution and supporting software. Our solution facilitates a wireless personal area network which supports data transmission speeds of up to 1 megabit per second for devices within an approximately 30-foot radius. We sell our Bluetooth products to manufacturers of communications and computer equipment.

  Storage and Analog Products

     We sell integrated circuits for use in storage devices, commonly referred to as hard disk drives. As applications used on computers and communications equipment become more complex, we expect an increased demand for higher storage capability. We also sell integrated circuits for use in analog signal processing and control functions within various products. Analog integrated circuits shape or condition electronic signals and amplify electronic signal strength. They also regulate voltage levels and provide interfaces between products within an analog environment. We currently focus on development opportunities in the hard disk drive product area, the analog communications product area and in the product area for analog power products, which regulate power.

OPTOELECTRONIC COMPONENTS

     Our optoelectronic components are utilized in optical networks. Optical networks transmit information as pulses of light, or optical signals, through optical fibers, which are hair-thin glass strands. An optical network utilizes a number of interdependent active optoelectronic and passive optical components. An active component is a device that has both optical and electronic properties. A passive component is a device that functions only in the optical domain. We primarily offer active optoelectronic components, including:

     - lasers, which are devices that produce light suitable for optical networks;

     - modulators, which are devices that turn optical signals on and off to encode information that travels through a network;

     - amplifiers, which are devices that regenerate optical signals after they suffer loss as a result of traveling long distances within the network;

     - transmitters, which are devices that convert electronic signals into optical signals for transmission;

     - receivers, which are devices that convert optical signals back into electronic form on the receiving end of a communications network;

     - transponders, which are devices that combine both integrated circuits and optoelectronic components in one unit that transmits and receives optical signals; and

     - micro electro-mechanical systems, or MEMS, which are small mechanical products that perform a variety of optical functions without converting an optical signal into electronic form. Our MEMS products are being sampled by some customers but further design and manufacturing process development will be required before these products will be available for sale in commercial quantities.

In addition to our broad portfolio of active optoelectronic components, we have started to sell passive optical filters and silicon waveguides. Passive optical filters are devices used in conjunction with active optoelectronic components in products such as amplifiers. Silicon waveguides are passive optical components that manipulate optical signals to perform a variety of functions.

     We sell our optoelectronic components for use in submarine and terrestrial optical networks. Submarine networks transmit optical signals undersea, usually at high speeds and over long distances. Terrestrial networks include high-speed transport networks, which transmit optical signals at high speeds over long distances, and metropolitan networks, which transmit optical signals between central offices of network services providers or between enterprises and central offices. Terrestrial networks also include cable television networks, which transmit optical signals between cable system operators and homes, and data communication networks, which transmit optical signals within a local area network. A local area network links data devices such as servers, computers and printers in the same localized area to facilitate Internet access and to share files and programs.

  STRATEGY

     We believe the primary considerations for customers selecting optoelectronic components are:

     - performance, as measured by speed, power requirements and reliability;

     - price;

     - breadth of product line and ability to offer integrated solutions;

     - quality and automation of manufacturing processes;

     - manufacturing capacity, as measured by ability to satisfy orders; and

     - compatibility of products with other products and communications standards used in communications networks.

     Our optoelectronic components are engineered to work together in an optical network. We sell integrated solutions that combine multiple components into a single product. We believe our integrated solutions allow our customers to reduce the size and costs of their optical network equipment and reduce their time to develop new products. We also believe these solutions allow our customers to rely on a smaller number of suppliers and improve the performance of their products.

  PRODUCTS AND APPLICATIONS

     We have described below our key optoelectronic components and the network applications for these products.

  Key Optoelectronic Components

     Lasers. We offer a variety of types of lasers for use in high-speed transport, metropolitan, cable television and submarine network applications. Higher power lasers can transmit light greater distances than lower power lasers. A single laser is required for each channel in a dense wavelength division multiplexing, or DWDM, system, which is a system that transmits two or more signals over a single optical fiber. Communications equipment manufacturers use different types of lasers depending on the needs of the specific network application.

     Modulators. Modulation can be achieved directly by turning a laser on and off or by external modulators that transmit or interrupt a continuous optical signal to achieve the same on and off effect. Long-distance and submarine networks typically use high power lasers and external modulators, while short-distance networks use direct modulation. Our lithium niobate modulators are used in high-speed transport and metropolitan network applications, and our lithium niobate polarization controllers are used in high-speed transport network applications.

     Amplifiers. During transmission, an optical signal must be periodically renewed because it loses its strength as it travels within the network. Optical amplifiers increase the strength of an optical signal without converting it back into an electronic signal. Optical amplifiers represent a major cost efficiency, as network services providers can reduce the number of costly optical-to-electronic-to-optical conversions. We offer erbium doped fiber amplifiers and raman amplifiers in high-speed transport and metropolitan network applications.

     Transmitters, Receivers and Transceivers. We offer cooled laser transmitters for high-speed transport, metropolitan and cable television network applications, uncooled laser transmitters for metropolitan network applications, and turnable laser transmitters for high-speed transport network applications. Our positive intrinsic negative, or PIN, receivers are used for high-speed transport, metropolitan and cable television network applications, and our avalanche photo detector, or APD, receivers are used for high-speed transport and metropolitan network applications. Transmitters and receivers are also sometimes combined into one module, which is called a transceiver.

     Transponders. Our transponders offer both integrated circuits and optoelectronic components in one combined unit, or module. This module combines a transceiver with a multiplexor/demultiplexor into a unified product. A multiplexor is an electronic device that allows two or more signals to be combined for transmission over one communications circuit. A demultiplexor separates two or more signals previously combined by compatible multiplexing equipment. Our transponders are capable of multiplexing 16 electronic signals into one optical signal. Our transponders are also capable of demultiplexing one optical signal into 16 electronic signals. We have recently begun shipping our
2.5 gigabits per second transponders in commercial quantities to our customers and we are sampling 10 gigabits per second transponders.

     MEMS Devices. We recently introduced optical cross connects and dynamic gain equalizers, which are our first optical micro electro-mechanical systems, or MEMS, devices. MEMS are small mechanical products that perform a variety of optical functions which include optical switching, dynamic gain equalization and add-drop multiplexing. An optical cross connect is an optical switching device that maintains the optical signal as light from input to output, without converting it into electronic form. A dynamic gain equalizer is an optical device that optimizes transmissions in an optical network by equalizing the amplitude of specific wavelengths of light within the optical fiber. These products are being sampled by some customers but further design and manufacturing process development is required before they will be available for sale in commercial quantities.

     Thin Film Optical Filters. Thin film optical filters are designed to allow only selected wavelengths of light to pass through them. Our filters are manufactured by depositing many thin layers on a base of specially made glass. Thin film optical filters are used in dense wavelength division multiplexing, or DWDM, systems, which are systems that transmit two or more signals over a single fiber. They can also be used to correct the amplitude of the signal coming from an optical amplifier. Our thin film optical filters are generally sold to optical component manufacturers which package and combine them with active optoelectronic components.

     Silicon Waveguides. We have started to sample optical dynamic gain equalizers, which are our first silicon waveguide products. We believe our experience in silicon-based integrated circuit manufacturing processes is an important factor in our ability to manufacture these products. These silicon-based processes will permit production of these products in high volumes. In addition, silicon-based technology allows active components such as transmitters and receivers to be integrated with silicon waveguides, permitting reductions in size and cost of integrated modules.

  Network Applications

     Submarine. We offer a variety of highly reliable, ultrastable components designed to withstand the rigors of long-distance undersea transmission. Customers for our submarine products are manufacturers of undersea communications equipment.

     High-Speed Transport. Our products support transmission of optical signals at speeds of 2.5 or 10 gigabits per second. We also have 40 gigabits per second modulators and receivers that are currently being sampled by customers. Our high-speed transport products can send multiple optical signals for distances up to 720 kilometers without amplification, and much further when used in conjunction with optical amplifiers. Customers for our high-speed transport products are manufacturers of communications equipment who sell to network services providers that operate long-distance communications networks.

     Metropolitan. We sell optoelectronic components that are used in optical networks in metropolitan areas to carry information between central offices of network services providers or between large enterprises and central offices. The information transmitted within these networks is carried for shorter distances, generally 40 kilometers or less, and at lower speeds than those used in high-speed transport network applications. We sell products designed for metropolitan communications networks to manufacturers of communications equipment, which sell to service providers that operate local exchanges and to manufacturers of network equipment for enterprises.

     Cable Television. Over the past ten years, cable system operators have upgraded their networks to add optical fiber to their networks. Our cable television optoelectronic components provide a high-speed return path from the consumer's home to the cable system operator. This return path allows cable system operators to offer Internet and telephone services, in direct competition with network services providers. Customers for our cable television optoelectronic components are manufacturers of cable television transmission equipment.

     Data Communication. A local area network links data devices such as servers, computers and printers in the same localized area to facilitate Internet access and to share files and programs. As bandwidth and transmission distance requirements of enterprises have increased, it has become more practical to utilize the superior transmission capabilities of optical networks to build high-speed local area networks. These networks require transceivers to convert electronic signals into optical signals and back into electronic signals at high speeds. Customers for our data communication optoelectronic components are manufacturers of network equipment for enterprises.

CUSTOMERS, SALES AND DISTRIBUTION

  CUSTOMERS

     We have a globally diverse base of customers, consisting primarily of manufacturers of communications and computer equipment. We generally target as customers the leaders in the market segments in which our products are used as well as the companies we believe will be future leaders in these segments. In fiscal 2001, we sold our products directly to approximately 250 end customers and indirectly, through distributors, to approximately 1,000 end customers. For some end customers, we deliver the product to, and are paid by, a third party associated with the customer, such as their contract manufacturer. Our top 20 end customers in fiscal 2001, based on revenue, accounted for approximately 70% of our revenue and our top 10 end customers in fiscal 2001, based on revenue, accounted for approximately 53% of our revenue. Our top ten end customers in fiscal 2001 were:

Apple Computer, Inc.  Lucent Technologies Inc.
Alcatel               Maxtor Corp.
Avaya Inc.            Nortel Networks Corp.
Cisco Systems, Inc.   Seagate Technology, Inc.
Globespan Inc.        Tycom (US) Inc.

     All of the customers listed above purchased integrated circuits from us. Alcatel, Avaya, Cisco Systems, Lucent, Nortel and Tycom also purchased optoelectronic components from us. Our sales to Lucent represented 14.9%, 21.3% and 25.7% of our revenue for fiscal 2001, 2000 and 1999, respectively. No other customer accounted for 10% or more of our revenue in fiscal 2001, 2000 or 1999.

  SALES AND DISTRIBUTION

     We have a worldwide sales organization with approximately 500 employees as of September 30, 2001, located in 24 domestic and 16 international sales offices. We sell our products globally primarily through our direct sales force. To complement our direct sales force, we also sell our products through distributors, which sales in fiscal 2001 represented approximately 8% of our revenue. During fiscal 2001, we discontinued our prior practice of using manufacturers' representatives as part of our selling effort.

     When selling both our integrated circuits and optoelectronic components, we aim to have our customers incorporate our products into the end products they design and develop. Typically, manufacturers of communications and computer equipment conduct a competitive process to select suppliers for the parts that they will include in their end products. Our sales, marketing and technical personnel work with customers to demonstrate our products' ability to satisfy any specific requirements. We call winning the competitive process a design win. A design win is important because it allows us to establish a long-term relationship with the customer, at least through the life-cycle of the product. We generally do not, however, enter into written agreements with our customers after achieving a design win. A customer could terminate our relationship or discontinue developing the product. Most of our revenue originates from sales that are the result of design wins.

     After we achieve a design win and negotiate the terms of the sale, we deliver our products to our end customers in a number of ways. Our end customers typically have us ship our products to their facilities directly. In some instances, however, our customer uses a contract manufacturer to manufacture and assemble their end product. When our product is being incorporated into an end product being manufactured by a contract manufacturer, we often ship our product directly to the contract manufacturer and receive payment from that contract manufacturer. To determine our sales to particular customers, however, we recognize this type of transaction as a sale to, and revenue from, the end customer. Sometimes a customer for which we have achieved a design win will have us sell that product to a distributor or trading company from which they buy our product. We recognize these transactions as indirect sales.

MANUFACTURING AND SUPPLIES

  MANUFACTURING

     Our manufacturing operations are organized in two distinct groups: integrated circuit and optoelectronic component manufacturing. Due to increasing overlap of our products and manufacturing processes, we have started to integrate our manufacturing operations, where appropriate, to improve operational efficiencies.

  INTEGRATED CIRCUIT MANUFACTURING

     We had seven facilities located in four countries devoted to manufacturing integrated circuits as of September 30, 2001. These sites utilized approximately
2.3 million square feet. As part of our announced restructuring activities, we are in the process of closing approximately 90,000 square feet of this space. As of September 30, 2001, we had approximately 5,950 employees devoted to integrated circuit manufacturing. During fiscal 2001, our company-owned and joint venture wafer fabrication was done in the United States, Spain and Singapore, while our assembly and test operations were in the United States, Singapore and Thailand.

     Currently, we manufacture most of our integrated circuits in facilities that we either own or operate through a joint venture. We also have third-party manufacturing relationships to improve our manufacturing efficiency and flexibility and to allow us to focus on manufacturing and developing leading products. We entered into a joint venture with Chartered Semiconductor Manufacturing Ltd. in December 1997 to open an integrated circuit manufacturing facility in Singapore. Under the terms of our agreement with Chartered Semiconductor, we agreed to purchase 51% of the production output from this facility and Chartered

Semiconductor agreed to purchase the remaining 49% of the production output. For more information regarding our joint venture with Chartered Semiconductor, please see "-- Strategic Relationships -- Manufacturing Relationship." In the future, we expect to increase the amount of integrated circuits we buy at market prices, whether through our relationship with Chartered Semiconductor or other strategic relationships.

     We have implemented sophisticated logistics and planning systems and manufacturing processes that allow us to manufacture and deliver our integrated circuits more quickly and reliably. The sophisticated internal systems we are implementing allow us to start manufacturing a customer's specific order for some integrated circuits within hours of receipt. Today, we believe we are able to manufacture silicon wafers faster than most of our competitors. However, as we increase our percentage of wafer fabrication manufactured through strategic relationships, we may not be able to maintain our manufacturing cycle times. We assemble, test and ship our integrated circuits, on average, in approximately two and a half days, which we believe is better than the industry average. We intend to continue performing these activities for substantially all of our integrated circuits in the future and to maintain our industry-leading cycle time.

  OPTOELECTRONIC COMPONENT MANUFACTURING

     We had six facilities located in the United States and one facility located in Mexico devoted to manufacturing optoelectronic components as of September 30, 2001. These sites utilized approximately 700,000 square feet. As part of our announced restructuring activities, we have closed two sites in the United States. As of September 30, 2001, we had approximately 1,650 employees devoted to optoelectronic component manufacturing. Currently, we manufacture substantially all of our optoelectronic components internally. A small percentage of our components, however, are sent to sub-assembly manufacturers. These are manufacturers that add some pieces to the unfinished product and send the unfinished product back to us. In these cases, we complete the manufacturing of the final product and deliver the product to our customers.

     We intend to explore opportunities to increase our manufacturing capabilities through joint ventures or strategic relationships with third parties. If we form these ventures or develop these relationships, we will seek to ensure consistent quality so that neither our customers nor our customers' end users can differentiate between products that are manufactured in-house and those that are not. Additionally, we have started to manufacture some of our silicon-wafer-based optoelectronic components in our integrated circuit facilities to capture economies of scale. This allows us to apply our extensive experience in integrated circuit manufacturing to the high-volume manufacturing of optoelectronic components.

     We have automated the manufacturing of core technologies used in our optoelectronic components. In particular, we have automated our optical sub-assembly manufacturing process, which is the core technology used in all of our laser-based optoelectronic products. The benefits of automation include:

     - greater volume;

     - improved quality and reliability;

     - reduced costs; and

     - improved speed in responding to customer demands.

  SUPPLIES

     At times, the integrated circuits and optoelectronic components industries have been supply constrained, meaning that demand for components is greater than the ability of most manufacturers of integrated circuit and optoelectronic components products, including us and our competitors, to supply products. In early fiscal 2001, we experienced shortages in supplies of parts for our products and in the equipment needed to increase the capacity of our manufacturing plants, although by the end of fiscal 2001, we were not experiencing shortages. Also, there is a limited number of qualified engineers with the talent to develop and manufacture new products as quickly as desired. A significant price increase from our suppliers may cause our gross profit to decline if we could not pass the increase to our customers. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules may cause our revenue to decline.

     We currently purchase several different parts that are used in our optoelectronic components for which there is only one qualified manufacturer of each part. Some of these single source suppliers also are competitors of ours. These parts are included in our optical amplifiers, pump lasers used in submarine networks, lithium niobate modulators and PIN and APD receivers. The number of qualified alternative suppliers for our single source parts and processes is limited and the process of qualifying new suppliers requires a substantial lead time. Although we have not experienced any significant difficulties in obtaining the above parts or manufacturing processes, we are currently looking for alternative sources of these parts and processes, either through internal development or alternative suppliers.

COMPETITION

     We compete in the integrated circuit and optoelectronic component market segments within the communications component industry. These market segments are intensely competitive, and are characterized by:

     - rapid technological change;

     - evolving standards;

     - short product life cycles; and

     - price erosion.

     The number of competitors has risen in the past few years. We expect the intensity of competition in the market segments we serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter these market segments. Increased competition may result in price reductions, reduced revenues and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may be in the future, competitors of ours.

     The size and number of our competitors vary across our product areas, as do the resources we have allocated to the segments we target. Therefore, many of our competitors have greater financial, personnel, capacity and other resources than we have in a particular market segment or overall. Competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share. Further, some of our competitors are currently selling commercial quantities of products that we are sampling to our customers, that are still in the initial stages of development or that we may develop in the future. By being able to offer these products in commercial quantities before we do, our competitors can establish significant market share, acquire design wins in customer equipment programs and create a market position that we may be unable to overcome once we have completed development and testing of that product. Because we have a unionized workforce and many of our main competitors are not unionized to the same extent or at all, our product costs may be higher. As a result, our competitors may be more profitable or may be able to compete for customers more effectively based on price. In the event of a union work stoppage at our facilities, we may be adversely affected.

     Our primary competitors within our various product areas are listed in the table below.

                                         CLIENT ACCESS
                                              AND                                 WIRELESS
OPTOELECTRONIC             NETWORK          NETWORK                              LOCAL AREA
COMPONENTS              COMMUNICATIONS    CONNECTIVITY    WIRELESS PRODUCTS      NETWORKING     STORAGE AND ANALOG
--------------          --------------   --------------   ------------------   --------------   ------------------
Agilent Technologies,   Applied Micro    Broadcom Corp.   Fujitsu Ltd.         BreezeCOM Ltd.   Analog Devices,
Inc.                    Circuits Corp.                                                          Inc.
Alcatel                 Broadcom Corp.   Conexant         Infineon             Cisco Systems,   Infineon
                                         Systems, Inc.    Technologies AG      Inc.             Technologies AG
Corning Inc.            Conexant         Infineon         Koninklijke          Intel Corp.      LSI Logic Corp.
                        Systems, Inc.    Technologies     Philips
                                         AG               Electronics AG
Fujitsu Ltd.            IBM Corp.        LSI Logic        Motorola, Inc.       Intersil         Marvel
                                         Corp.                                 Holding Corp.    Communications
                                                                                                Corp.
Infineon Technologies   Infineon         Koninklijke      NEC Corp.            Nokia Corp.      STMicroelectronics
AG                      Technologies     Philips                                                N.V.
                        AG               Electronics AG
JDS Uniphase Corp.      PMC-Sierra,      NEC Corp.        QUALCOMM Inc.        Nortel           Texas Instruments
                        Inc.                                                   Networks Corp.   Incorporated
NEC Corp.               TranSwitch       Texas            STMicroelectronics   Proxim, Inc.
                        Corp.            Instruments      N.V.
                                         Incorporated
Nortel Networks Corp.   Vitesse                           Texas Instruments    Symbol
                        Semiconductor                     Incorporated         Technologies,
                                                                               Inc.
                                                                               3Com Corp.

     While we are the world leader in sales of communications components, our competitive position varies depending on the market segment and product areas within these segments. For example, we are number one or two, based on revenue, in many of our product areas, including the analog modem, baseband integrated circuits for wireless infrastructure, SONET/SDH integrated circuits and wired communications integrated circuits. However, our competitive position is not as strong in the wireless terminal and passive optical component product areas. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

     We believe the following factors are the principal methods of competition in our industry:

     - performance and reliability;

     - price;

     - compatibility of products with other products and communications standards used in communications networks;

     - product size;

     - ability to offer integrated solutions;

     - time to market;

     - breadth of product line;

     - logistics and planning systems; and

     - quality of manufacturing processes.

     While we believe we are competitive on the basis of all the above listed factors, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, our broad product lines and our logistics and planning systems.

RESEARCH AND DEVELOPMENT

     Our research and development personnel focus on product and manufacturing process development, which provides the technological basis for our commercial products, and on basic research, which helps provide the scientific advances which ultimately lead to new products and technology and manufacturing processes. Our product and process development team is comprised of approximately 2,700 development engineers and scientists. Approximately two-thirds of these development engineers and scientists work directly in our business units to design and implement product solutions. The remaining one-third work primarily on manufacturing and design technology that spans large segments of our business, such as the technology for system-on-a-chip and high-performance optical modules.

     Our basic research effort is organized into three areas:

     - optoelectronics;

     - electronic devices; and

     - circuits and systems.

     Our researchers perform application-focused research, primarily around optical communications, semiconductor technology and advanced circuit and systems development for future communications technologies. Across each of the areas, we also focus on products that seek to combine our integrated circuit and optoelectronic capabilities. We believe that the combination of our integrated circuits and optoelectronic components may offer our customers several benefits, including improved product performance and reduced product size and costs. This combination also may allow our customers to decrease time-to-market and reduce the number of their suppliers.

     In addition to our internal research and development team, we also work closely with universities around the world. We also have entered into joint research and development initiatives with a number of our customers.

     Our research and development expenditures were $951 million, $827 million and $683 million for fiscal years 2001, 2000 and 1999, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products, technology and manufacturing processes, although at lower levels than in fiscal 2001. We expect to fund our future research and development expenditures from our operations.

STRATEGIC RELATIONSHIPS

     As part of our manufacturing strategy, we have entered into joint ventures with various partners. We also have developed strategic relationships to augment our technological capabilities.

  MANUFACTURING RELATIONSHIP

     In December 1997, we entered into a joint venture, called Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. We have a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. Under the terms of our agreement with Chartered Semiconductor and Silicon Manufacturing Partners, we agreed to purchase 51% of the production output from this facility and Chartered Semiconductor agreed to purchase the remaining 49% of the production output. If we do not purchase all the wafers allotted to us, we are obligated to reimburse the joint venture for the portion of fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. Chartered Semiconductor will also have the right of first refusal to the wafers produced in excess of our requirements. The joint manufacturing venture is currently operational.

     The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement also may be terminated for material breach, bankruptcy or insolvency.

  TECHNOLOGY RELATIONSHIPS

     Our most important technology relationships are described below.

  Integrated Circuit Manufacturing Process Technology

     In July 2000, we entered into an agreement with Chartered Semiconductor committing us and Chartered Semiconductor to jointly develop manufacturing technologies for future generations of integrated circuits targeted at communications markets. We have agreed to invest up to $350 million over a five year period. As part of the joint development activities, our two companies will staff a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. These scientists and engineers will work with our teams in Murray Hill, New Jersey, and Orlando, Florida, as well as with Chartered Semiconductor's technology development organization.

     During the term of the agreement and for five years thereafter, we and Chartered Semiconductor will be required to update each other, without compensation, with technical information relating to any corrections or improvements made to the processes which we have jointly developed. All intellectual property jointly developed, other than patents, will be jointly owned by us and Chartered Semiconductor. Jointly made inventions and patents which issue from these inventions will be equally divided between us and Chartered Semiconductor, and the non-owning party will receive a nonexclusive, royalty-free and nontransferable license for each invention or patent. The agreement may be terminated for breach of material terms upon 30 days notice or for convenience upon six months notice prior to the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of such project.

  StarCore

     In June 1998, we entered into a Joint Design Center operating agreement with Motorola, Inc. to develop advanced digital signal processor technologies. We and Motorola develop these technologies in a joint design center called the StarCore Technology Center located in Atlanta, Georgia. We and Motorola equally share the funding of the costs and expenses of operating the center. The board of advisors comprised of ours and Motorola's representatives will determine, on a yearly basis, the annual budget for operating the center. The StarCore Technology Center designs digital signal processor cores and development tools that we can incorporate in our complete system-on-a-chip solutions for communications applications. StarCore focuses on digital signal processor technologies for cellular base stations and the transmission of wireless data and other applications. The StarCore SC-140 digital signal processor core, the first core developed by the StarCore Technology Center, was produced in April 1999. We are currently sampling integrated circuit solutions which include this digital signal processor core.

     During the term of the agreement, the items developed within the joint design center, other than patents, may be licensed to third parties only upon mutual consent by Motorola and us. All joint patents, which are patents arising out of inventions made jointly by our employees or consultants and those of Motorola where such employees or consultants were assigned to the joint design center, will be jointly owned by us and Motorola. We and Motorola will be free to use these jointly owned patents for any purpose and to license third parties under these patents without approval from the other.

     The initial term of the agreement will expire on May 1, 2008, and may be extended for successive two year periods by mutual agreement. We and Motorola will review the operations of the joint design center in June 2002 and every two years thereafter. After any such review either we or Motorola may terminate the agreement upon one year written notice. The agreement also may be terminated for breach of material terms, insolvency or bankruptcy.

  MEMS

     We have entered into a joint design center agreement with Lucent to develop technology for micro electro-mechanical systems, or MEMS, which are small mechanical devices that perform a variety of functions. The primary focus of the joint design center will be the development of optical MEMS. We and Lucent have both agreed to jointly fund, manage and staff the joint design center over the following three years to develop this technology. We and Lucent each have a one-half interest in the MEMS technical information owned by Lucent as of February 1, 2001. We and Lucent have granted each other a perpetual, nonexclusive, royalty-free license in our respective patents which issue from applications having an effective first filing date prior to February 1, 2003 to make and sell MEMS products. All joint patents, which are patents issued from any application filed with respect to any invention made jointly by us and Lucent while working on a joint design center product and conceived or reduced to practice during performance under the agreement, will be jointly owned by us and Lucent. We and Lucent will be free to use these jointly owned patents for any purpose and to license third parties under these patents. Some of these products may be manufactured exclusively for Lucent, subject to some restrictions, for a limited period following the first commercial availability of a product, on a case by case basis. The initial term of the agreement will expire on January 31, 2004. The agreement may be terminated for breach of material terms or by prior written notice of either party for convenience.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

     We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. Under the intellectual property agreements we entered into with Lucent as part of the separation, Lucent has assigned or exclusively licensed to us approximately 6,000 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

     - integrated circuit and optoelectronic manufacturing processes;

     - lasers;

     - optical modulators;

     - lithium niobate devices;

     - optoelectronic receivers; and

     - integrated circuits for use in products such as modems, digital signal processors, wireless communications, network processors and communication protocols.

     In connection with these patents, we have entered into a cross license agreement with Lucent. In addition, we have received a joint ownership interest in patents and patent applications relating to optical micro electro-mechanical systems, or MEMS.

     Lucent has also granted us rights and licenses to patents, trademarks, copyrights, trade secrets and other intellectual property that are not directly related to our business but help facilitate our business. We also have received non-exclusive licenses to all other patents retained by Lucent, including patents in areas such as optical fiber, audio and video coding and telecommunications systems. In addition, Lucent has conveyed to us numerous sublicenses under patents of third parties. We derive revenue from licensing our intellectual property.

     In addition, Lucent has assigned to us numerous trademarks, both in the United States and in foreign countries. The primary trademarks used in the sale of our products have been transferred to us, except for the Lucent name and logo and the Bell Laboratories name.

     The patents described above include patents of all ages ranging from pending applications, which will have a duration of 20 years from their filing dates, through patents soon to expire. The agreements do not provide for termination.

     We indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the primary factor creating the customer's infringement exposure. We generally exclude coverage where infringement arises out of the combination of our products with products of others.

     We expect to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

GOVERNMENT REGULATION

     Many of our customers' end products that include our integrated circuits or optoelectronic components are subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties. We must design and manufacture our products to ensure that our customers are able to satisfy a variety of regulatory requirements and protocols established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, disk drives that include our integrated circuits need to satisfy Federal Communications Commission emissions testing. Cellular base stations that include our integrated solutions must be qualified by the Federal Communications Commission that they meet radio frequency spectrum requirements. In addition, some of our equipment products, such as our wireless local area networking products, must be certified to safety, electrical noise and communications standards compliance.

     Each country has different regulations and a different regulatory process. In order for our customers' products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force our customers to reschedule, postpone or cancel the incorporation of our products into their products, which may result in significant reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country by us or our customers. It also may require us to incur substantial costs to modify our products to aid our customers in complying with the regulations of that country.

     We work with consultants, counsel and testing laboratories to support our compliance efforts as necessary. These individuals work to ensure that our products comply with the requirements of the Federal Communications Commission in the United States and with the requirements of the European Telecommunications Standards Institute in western Europe, as well as with the various individual regulations of other countries.

     The regulatory environment in which we operate is subject to changes due to political, economic and technical factors. In particular, as use of wireless technology expands and as national governments continue to develop regulations for this technology, we may need to comply with new regulatory standards applicable to our products. Changes in our regulatory environment that generally result from our expansion into new areas or changes in current regulations could increase the cost of manufacturing our products because we must continually modify our products to respond to these changes.

     In addition, domestic and international authorities continue to regulate the allocation and auction of the radio frequency spectrum. These regulations have a direct impact on us because many of our customers' licensed products can be marketed only if permitted by suitable frequency allocations, auctions and regulations. The implementation of these regulations may delay our end-users in deploying their systems, which could, in turn, lead to delays in orders of our products by our customers and end users. Further, when we license hardware and software designs for mobile telephones that use our integrated circuits, we work with our customers to help them achieve full certification approval for their mobile telephones, which is a prerequisite for them to be able to sell their mobile telephones.

EMPLOYEES

     As of September 30, 2001, we employed approximately 14,400 full-time employees, including approximately 2,700 research and development employees and 7,600 manufacturing employees. During fiscal 2001, we announced a series of restructuring initiatives that include closing our Madrid manufacturing location by the end of the calendar year and reducing employment worldwide by approximately 6,000 positions, of which 4,300 had been eliminated by September 30, 2001. Of our 14,400 employees at September 30, 2001, approximately 7,650 were management and non union-represented employees, and approximately 3,450 were U.S. union-represented employees covered by collective bargaining agreements. In addition, approximately 200 employees were union-represented employees located in Mexico and covered by a collective bargaining agreement.

     On May 31, 1998, Lucent entered into a collective bargaining agreement with the Communications Workers of America and into a separate agreement with the International Brotherhood of Electrical Workers. In connection with our separation from Lucent, we will assume the obligations under these agreements with respect to our U.S. union-represented employees. These agreements will be effective until May 31, 2003, unless the parties to each agreement reach a mutual agreement to amend the terms. All of our unionized employees in Mexico are members of the Mexican National Union of Industrial Workers. We entered into a collective bargaining agreement with this union on January 10, 2000. As is typical in Mexico, wages are renegotiated every year, while other terms and conditions of employment are renegotiated every two years. We believe that we generally have a good relationship with our employees and the unions that represent them. We are subject from time to time to unfair labor charges filed by the unions with the National Labor Relations Board. If we are unsuccessful in resolving these charges, our operations may be disrupted or we may incur additional costs that may adversely affect our results of operations. If we experience any work stoppages by our union employees, we believe that we may be affected to a greater extent than our competitors.

BACKLOG

     Our backlog, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $769 million and $1.9 billion on September 30, 2001 and September 30, 2000, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their order two or three times between initial order and delivery. Our customers' frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, orders may generally be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. For these reasons, we believe that our backlog at any given date is not a meaningful indicator of future revenues.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to a wide range of laws and regulations relating to protection of the environment and employee health and safety. Most of our manufacturing facilities have undergone regular internal audits relating to environmental, health and safety requirements. Most of those facilities also are regularly audited and certified by an independent and accredited third party registrar, such as Lloyd's Register Quality Assurance, as conforming to the internationally recognized ISO 14001 standard relating to environmental management. In addition, most of our non-U.S. manufacturing facilities conform to BS 8800, the British standard for occupational health and safety management systems. Based upon these reviews, we believe that our manufacturing facilities are in substantial compliance with all applicable environmental, health and safety requirements.

     We are subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by us, or at sites where we may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Lucent is a potentially responsible party at numerous Superfund sites and sites otherwise requiring cleanup action. With some limited exceptions, under the agreement governing our separation from Lucent, we have assumed all environmental liabilities resulting from our businesses, which include liabilities for the costs associated with eight of these sites -- five Superfund sites, two of our former facilities and one of our current manufacturing facilities.

ORGANIZATIONAL STRUCTURE EFFECTIVE OCTOBER 1, 2001

     Effective October 1, 2001, we aligned our products under two new market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively.

     In addition, we have combined the supply chain management and manufacturing activities of both integrated circuits devices and optoelectronics components under a new Operations support organization to bring a full-systems perspective to our manufacturing processes. This group manages manufacturing and the full supply chain across both the systems groups.

  INFRASTRUCTURE SYSTEMS GROUP

     We are consolidating research and development, as well as marketing, for both integrated circuits devices and optoelectronics aimed at communications systems under the Infrastructure group. This will allow us to design, develop and deliver complete, interoperable solutions to equipment manufacturers for advanced enterprise, access, metropolitan, long-haul and undersea applications.

  CLIENT SYSTEMS GROUP

     The Client Systems group will focus primarily on wireless data and computer communications applications. The group will deliver semiconductor solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers. In addition, the group will offer semiconductor, software, systems and wireless local area network (LAN) solutions through the ORiNOCO product family.

ITEM 2.  PROPERTIES

     As of September 30, 2001, we operated 13 manufacturing facilities and four warehouse locations in the United States and five other countries. We also operated an additional 65 facilities, including research and development facilities and design centers. We operate facilities in a total of 19 countries. Our principal owned manufacturing facilities were located in the United States, Mexico, Singapore, Spain and Thailand, although we are in the process of closing our facility in Spain. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore which is predominantly used as a manufacturing site. Our facilities had an aggregate floor space of approximately
8.3 million square feet, of which approximately 5.5 million square feet is owned and approximately 2.8 million square feet is leased. Our lease terms range from monthly leases to 14 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Item 7 of Part II of this Form 10-K under the heading "Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 2001, no matter was submitted to a vote of the security holders of Agere.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Agere's Class A common stock trades on the New York Stock Exchange under the symbol "AGR.A." The high and low sale prices for our Class A common stock for each quarter since our initial public offering on March 27, 2001 are set forth below:

                       QUARTER ENDED                          HIGH     LOW
                       -------------                          ----     ---
March 31, 2001..............................................  $6.23   $6.01
June 30, 2001...............................................   9.50    4.10
September 30, 2001..........................................   7.50    3.10

     As of December 1, 2001 there were approximately 739 holders of record of the Class A common stock. However, we believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Class A common stock is held of record through brokerage firms in "street name."

     All of Agere's outstanding Class B common stock is held by Lucent. There is currently no established trading market for our Class B common stock.

DIVIDEND POLICY

     We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business. Under our bank credit facility, we are not permitted to pay any dividends on our common stock other than dividends payable solely in additional shares of our common stock and dividends pursuant to our stockholders' rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the company. The financial information for the years ended September 30, 2001, 2000 and 1999 and as of September 30, 2001 and 2000 has been derived from the company's audited consolidated and combined financial statements included elsewhere in this report. The financial information for the year ended September 30, 1998 and as of September 30, 1999 has been derived from the company's audited combined financial statements not included in this report. The financial information for the year ended September 30, 1997 and as of September 30, 1998 and 1997 has been derived from the company's unaudited combined financial statements not included in this report. The historical selected financial information may not be indicative of our future performance as a stand-alone company and should be read in conjunction with the information contained in "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements and the related notes included elsewhere in this report.

                                                               YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------------------
                                                   2001(1)    2000(2)     1999      1998      1997
                                                   --------   --------   -------   -------   -------
                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS INFORMATION:
Revenue..........................................  $ 4,080     $4,708    $3,714    $3,101    $2,769
Gross profit.....................................      996      2,153     1,765     1,509     1,321
Purchased in-process research and development....       --        446        17        48        --
Amortization of goodwill and other acquired
  intangibles....................................      415        189        13         3         1
Restructuring and separation.....................      662         --        --        --        --
Impairment of goodwill and other acquired
  intangibles....................................    2,762         --        --        --        --
Income (loss) before cumulative effect of
  accounting change..............................   (4,612)       (76)      319       303       275
Cumulative effect of accounting change (net of
  provision (benefit) for income taxes of $(2) in
  2001 and $21 in 1999)(3).......................       (4)        --        32        --        --
Net income (loss)................................  $(4,616)    $  (76)   $  351    $  303    $  275
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:(4)
Income (loss) before cumulative effect of
  accounting change..............................  $ (3.46)    $ (.07)   $  .31    $  .29    $  .27
Cumulative effect of accounting change(3)........       --         --       .03        --        --
Net income (loss)................................  $ (3.46)    $ (.07)   $  .34    $  .29    $  .27
Weighted average shares outstanding -- basic and
  diluted (millions).............................    1,334      1,035     1,035     1,035     1,035

                                                                 AT SEPTEMBER 30,
                                                    ------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   ------
BALANCE SHEET INFORMATION:
Working capital...................................  $  156   $  428   $  219   $  409   $  331
Total assets......................................   6,562    7,067    3,020    2,481    2,197
Short-term debt...................................   2,516       14       14       --       --
Long-term debt....................................      33       46       64       --       --

---------------

(1) During fiscal 2001 we received approximately $3.4 billion of net proceeds from our initial public offering and recorded a $2.8 billion impairment of goodwill and other acquired intangibles related to our acquisitions of Ortel Corporation, Herrmann Technology, Inc., Agere, Inc. and Enable Semiconductor, Inc. We also assumed $2.5 billion of debt from Lucent Technologies Inc., consisting of short-term borrowings under a credit facility provided by financial institutions. We did not receive any of the proceeds of this short-term debt.

(2) During fiscal 2000 goodwill and other acquired intangibles increased by $3.4 billion due to the acquisitions of Ortel, Herrmann, Agere, Inc. and substantially all the assets of VTC Inc., whose results of operations are included from their respective dates of acquisition.

(3) Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

     Effective October 1, 1998, we changed our method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs.

(4) Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding on a historical basis includes the retroactive recognition to October 1, 1996 of the 1,035,000,000 shares owned by Lucent prior to our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and the notes thereto. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" and "Factors Affecting Our Future Performance" for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

     We are the world leader in sales of communication components, which include integrated circuits and optical components. Communication components are the basic building blocks of electronic and photonic products and systems for terrestrial and submarine, or undersea, communications networks and for communications equipment. We sell our integrated circuits and optoelectronic components globally to manufacturers of communications and computer equipment.

     We report our operations in two segments: Integrated Circuits and Optoelectronics. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. The Integrated Circuits segment includes our wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. The Optoelectronics segment represents our optoelectronic components operations, including both our active optoelectronic and our passive optical components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks. The Integrated Circuits and Optoelectronics segments each include revenue from the licensing of intellectual property related to that segment.

  SEPARATION FROM LUCENT

     We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. We had no material assets or activities as a separate corporate entity until the contribution to us by Lucent of its integrated circuits and optoelectronic components businesses. Lucent conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began the separation of our company by transferring to us the assets and liabilities related to these businesses. The separation was substantially completed, including the transfer of all assets and liabilities other than prepaid pension costs and postretirement liabilities, which have yet to be transferred, when we completed our initial public offering in April 2001. As of September 30, 2001, Lucent owned 100% of our outstanding Class B common stock and 37 million shares of our outstanding Class A common stock, which represented approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our common stock with respect to the election and removal of directors.

     Lucent originally announced its intention to distribute all shares of our common stock it then owned to its shareholders in a tax-free distribution by September 30, 2001. On August 16, 2001, Lucent amended its credit facilities. The amended credit facilities modified the conditions that must be met before Lucent can distribute its Agere stock to its stockholders. The distribution of Agere stock can occur at Lucent's request if the following terms and conditions, as defined under Lucent's credit facilities, are met by Lucent:

     - no event of default exists under the credit facilities;

     - generated positive earnings before interest, taxes, depreciation and amortization for the fiscal quarter immediately preceding the distribution;

     - meet a minimum current asset ratio;

     - receipt of $5,000 million in cash from certain non-operating sources; and

     - its 364-day $2,000 million credit facility has been terminated and its $2,000 million credit facility expiring in February 2003 has been reduced to $1,750 million or less.

     On November 30, 2001, Lucent stated it remained committed to completing the process of separating Agere from Lucent, and that it intended to move forward with the distribution of the Agere stock it held in a tax-free spin off to its shareholders. Because Lucent must meet a number of conditions before it can complete the spin off and because Lucent alone will make the decision about whether to complete the spin off, even if the conditions were met, we can not assure you that Lucent will complete the spin off by a particular date or at all.

     In connection with our separation from Lucent, we entered into several agreements with Lucent regarding, among other things, interim services, intellectual property and product supply. The interim services agreement sets forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses. For more information, see note 19 to our financial statements in Item 8.

     Lucent is our largest customer with purchases in fiscal 2001, 2000 and 1999 representing 14.9%, 21.3% and 25.7%, respectively, of our revenue. We expect Lucent will continue to represent a significant percentage of our revenue in the foreseeable future.

     Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements for periods prior to February 1, 2001 may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent's net investment in us is shown in lieu of stockholders' equity in our financial statements for periods prior to February 1, 2001. For periods prior to February 1, 2001, our financial statements include allocations of Lucent's expenses, assets and liabilities, including allocations for general corporate expenses, basic research, interest expense, pension and postretirement costs, income taxes and cash and receivables, which are discussed in note 1 to our financial statements in Item 8.

  ACQUISITIONS

     During fiscal 1999 and 2000 we completed the acquisitions described below as part of our efforts to broaden our portfolio of product offerings. We did not have any significant acquisitions during fiscal 2001.

     In June 2000, we acquired Herrmann, a developer and manufacturer of passive optical filters that can be used in conjunction with active optoelectronic components in products such as amplifiers. The purchase price was $432 million in Lucent common stock and options. In connection with this acquisition, certain former stockholders of Herrmann are entitled to receive up to a total of 677,019 additional shares of Lucent common stock based on retention and the achievement of specified milestones, which require the production of two products at improved manufacturing yields within the three-year period following the acquisition. As of September 30, 2001, 200,000 shares of Lucent common stock had been released based on the achievement of milestones, resulting in additional goodwill related to the acquisition. The achievement of additional milestones may also result in additional goodwill.

     In April 2000, we acquired Ortel, a developer and manufacturer of semiconductor optoelectronic components used in fiber optic systems for cable television and data communications networks. The purchase price was $2,998 million in Lucent common stock and options.

     In April 2000, we acquired Agere, Inc., a developer and supplier of network processor integrated circuits. Network processors control how data is sent over a network. The purchase price was $377 million in Lucent common stock and options.

     In March 2000, we acquired substantially all the assets of VTC, a supplier of integrated circuits to computer hard disk drive manufacturers. The purchase price was $104 million in cash. In connection with this acquisition, stockholders of VTC are entitled to receive additional cash consideration of up to $50 million contingent on the delivery of product at specified manufacturing yields and the transfer and qualification of process technology to our manufacturing facilities. As of September 30, 2001, $30 million of the additional cash consideration had been paid, resulting in additional goodwill related to the acquisition. Any future contingent cash consideration paid will also be recorded as additional goodwill.

     In March 1999, we acquired Enable, a developer of integrated circuits for local area network equipment. The purchase price was $51 million in cash.

     In February 1999, we acquired Sybarus Technologies ULC, a developer of integrated circuits for communications networks. The purchase price was $41 million in cash.

     During fiscal 2001, we performed impairment evaluations of the goodwill and other acquired intangibles from recent acquisitions. The assessments were performed in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which we operate. We determined the fair value of the acquired entities using a discounted cash flow model based on growth rates and margins reflective of the current decrease in demand for our products, as well as anticipated future demand. Discount rates used were based upon our weighted average cost of capital adjusted for business risks. These assumptions were based on management's best estimate of future results. As a result of the assessments, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed. We recorded a charge to reduce goodwill and other acquired intangibles of $2,762 million during fiscal 2001, consisting of $2,220 million, $275 million, $240 million and $27 million related to Ortel, Herrmann, Agere, Inc. and Enable, respectively.

  OPERATING TRENDS

     Order levels and revenues declined significantly in the latter half of fiscal 2001 and are expected to remain at lower levels in the near-term. We believe the decreases are due to weakness in our customers' markets and excess inventory held by our customers. We experienced a higher than normal level of order cancellations and reschedules during the second half of fiscal 2001. Although the level of customer order changes has decreased in recent months, our order backlog is lower than we have experienced in the past. Because of this reduced backlog and the potential for additional order changes by customers our ability to forecast future results is limited.

     Our costs consist primarily of manufacturing overhead, materials and labor. Similar to many semiconductor manufacturers, we have relatively high fixed costs associated with our wafer manufacturing. As a result, our ability to reduce costs quickly in times of decreased demand is limited, which has an adverse effect on margins. Because we anticipated higher revenues as we entered fiscal 2001, our cost structure reflected manufacturing capacity and resources greater than those actually required. In light of the lower revenues we have experienced in recent quarters, we have taken a number of steps to reduce our cost structure, including restructuring activities and reductions in capital spending. We continue to evaluate our cost and expense structure and expect to announce additional actions during fiscal year 2002 to further reduce our costs, expenses and break-even point.

  RESTRUCTURING AND SEPARATION EXPENSES AND INVENTORY PROVISION

     In fiscal 2001, we announced a series of restructuring initiatives to reduce our cost structure in light of declining revenues. We recorded a restructuring charge of $563 million in fiscal 2001 classified within restructuring and separation expenses. These restructuring initiatives include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities.

     The restructuring initiatives announced in fiscal 2001 will result in a workforce reduction of approximately 6,000 employees across various business functions, operating units and geographic regions, and includes both management and occupational employees. We recorded a restructuring charge of $177 million in fiscal 2001 related to approximately 5,500 employees, of which approximately 4,300 employees had been taken off-roll as of September 30, 2001, and expect to record a restructuring charge of approximately $20 million related to the additional 500 employees by the end of the first quarter of fiscal 2002. Of the $177 million charge, $28 million represents termination benefits to U.S. management employees that will be funded through Lucent's pension assets. Severance costs and other exit costs noted above were determined in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In addition, on December 5, 2001, we announced our intention to further reduce our workforce by approximately 950 positions. See note 22 to our financial statements in Item 8 for further information about this reduction.

     We recorded a restructuring charge of $386 million in fiscal 2001 relating to the rationalization of under-utilized manufacturing facilities and other restructuring-related activities. We have discontinued manufacturing operations at our chip fabrication plant in Madrid, Spain and have agreed to sell the facility. We are also rationalizing under-utilized manufacturing capacity at our facilities in Orlando, Florida, and in Allentown, Breiningsville and Reading, Pennsylvania. In addition, we are consolidating several satellite-manufacturing sites, as well as leased corporate offices. The restructuring charge for fiscal 2001 includes $37 million related to facility closings primarily for lease terminations, non-cancelable leases and related costs. It also includes an asset impairment charge of $287 million related to property, plant and equipment associated with the consolidation of manufacturing and other corporate facilities. This charge was recognized in accordance with the guidance on impairment of assets in Statement 121. The remaining restructuring charge of $62 million relates primarily to contract terminations.

     A summary of restructuring charges is outlined as follows:

                                                   YEAR ENDED              AT SEPTEMBER 30,
                                               SEPTEMBER 30, 2001                2001
                                          -----------------------------   ------------------
                                           TOTAL    NON CASH     CASH       RESTRUCTURING
                                          CHARGES   CHARGES    PAYMENTS        RESERVE
                                          -------   --------   --------   ------------------
                                                        (DOLLARS IN MILLIONS)
Workforce reduction.....................   $177      $ (28)      $(57)           $ 92
Rationalization of manufacturing
  capacity and other charges............    386       (293)       (14)             79
                                           ----      -----       ----            ----
     Total..............................   $563      $(321)      $(71)           $171
                                           ====      =====       ====            ====

     We anticipate that the majority of the remaining cash expenditures relating to workforce reductions will be paid by the end of the first quarter of fiscal 2002 and the majority of the contract termination payments will be paid by the end of the second quarter of fiscal 2002. Amounts related to non-cancelable lease obligations due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. We expect to substantially complete implementation of the announced restructuring program by December 31, 2001. We currently estimate future annualized pre-tax savings to be approximately $550 million, of which $440 million are cash savings. The full benefit of these savings will begin to be recognized in the second quarter of fiscal 2002.

     We incurred costs, fees and expenses relating to our separation from Lucent. These costs, fees and expenses were primarily related to legal separation matters; the establishment of a separate computer and information technology infrastructure and associated information processing and network support; marketing relating to building a company brand identity; and, implementing treasury, real estate, pension and records retention management services. For fiscal 2001 we incurred $99 million of separation expenses classified within restructuring and separation expenses. Additional separation costs that we may incur in future periods are contingent on the form and timing in which we achieve our full independence from Lucent.

     We recorded inventory provisions, classified within cost of sales, of $409 million in fiscal 2001 compared to inventory provisions of $29 million in fiscal 2000. The fiscal 2001 amount, which includes purchase order cancellation charges, reflects a significant decrease in forecasted revenue and was calculated in accordance with our inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

  REORGANIZATION

     Effective October 1, 2001, we have aligned our products under two new market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively. The Infrastructure Systems group includes our optoelectronics components business and portions of our integrated circuits business and will facilitate the convergence of products from both businesses as we address markets in high-speed communications systems. The Client Systems group includes our wireless data, computer communications, storage and wireless terminal solutions products that address end-user applications markets.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     The following table shows the change in revenue by operating segment:

                                                          YEAR ENDED
                                                         SEPTEMBER 30,      CHANGE
                                                        ---------------   -----------
                                                         2001     2000      $      %
                                                        ------   ------   -----   ---
                                                            (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
  Integrated Circuits.................................  $2,869   $3,507   $(638)  (18)%
  Optoelectronics.....................................   1,211    1,201      10     1
                                                        ------   ------   -----
     Total............................................  $4,080   $4,708   $(628)  (13)%
                                                        ======   ======   =====

     Revenue. Revenue decreased 13% or $628 million, to $4,080 million in fiscal 2001 from $4,708 million in fiscal 2000, primarily due to volume decreases in the Integrated Circuits segment. The decrease of $638 million within the Integrated Circuits segment was driven by volume decreases across the segment, which were partially offset by increased revenues from our wireless local area networking product offerings. The increase of $10 million within the Optoelectronics segment was due to increased sales of components used in submarine network, transponder and access applications, offset by a decrease in sales of components used in high-speed long haul applications.

     During fiscal 2001 revenues decreased sequentially each quarter due to declining market conditions compared to sequential revenue growth each quarter in fiscal 2000. Integrated Circuits revenues declined $627 million or 57% to $469 million in the fourth quarter of fiscal 2001 from the peak quarterly revenue level of $1,096 million experienced in the fourth quarter of fiscal 2000. Optoelectronic revenues declined $293 million or 69% to $131 million in the fourth quarter of fiscal 2001 from the peak quarterly revenue level of $424 million experienced in the first quarter of fiscal 2001.

     Costs and gross margin. Costs increased 21% or $529 million, to $3,084 million in the current fiscal year from $2,555 million in the prior fiscal year. Gross margin decreased 21.3 percentage points to 24.4% in fiscal 2001 from 45.7% in fiscal 2000, primarily due to lower manufacturing capacity utilization and increased inventory provisions. Gross margin for the Integrated Circuits segment declined to 30.0% in fiscal 2001 from 44.7% in fiscal 2000 primarily due to lower manufacturing capacity utilization and increased inventory provisions. Gross margin for the Optoelectronics segment decreased to 11.1% in fiscal 2001 from 48.7% in fiscal 2000 due to increased inventory provisions, lower manufacturing capacity utilization and a change in product mix, particularly from higher margin components of high-speed long haul applications to lower margin components.

     Selling, general and administrative. Selling, general and administrative expenses increased 12% or $62 million, to $597 million in fiscal 2001 from $535 million in fiscal 2000. This was primarily due to increases in general and administrative expenses associated with being a stand-alone company, which were partially offset by lower bonus accruals.

     Research and development. Research and development expenses increased 15% or $124 million, to $951 million in fiscal 2001 from $827 million in fiscal 2000. The increase was due to new and ongoing product development expenses, including a full year of expenses associated with acquisitions during fiscal 2000, partially offset by lower bonus accruals.

     Purchased in-process research and development. Purchased in-process research and development decreased to zero in fiscal 2001 from $446 million in fiscal 2000. This is the result of no significant acquisitions being made in fiscal 2001, while a number of acquisitions were completed in fiscal 2000.

     Amortization of goodwill and other acquired intangibles. Amortization expense increased $226 million to $415 million in fiscal 2001 from $189 million in fiscal 2000 due to the recognition in fiscal 2001 of amortization associated with acquisitions completed during fiscal 2000.

     Restructuring and separation expenses. Restructuring and separation expenses of $662 million were incurred in fiscal 2001. We recorded $563 million of restructuring charges. We also incurred expenses of $99 million in connection with our separation from Lucent.

     Impairment of goodwill and other acquired intangibles. During fiscal 2001, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $2,762 million to reduce goodwill and other acquired intangibles.

     Operating income (loss). Operating loss was $4,391 million in fiscal 2001 compared to $156 million of operating income in fiscal 2000. This was driven primarily by the impairment of goodwill and other acquired intangibles, a decline in gross profit, restructuring and separation expenses and an increase in the amortization of goodwill and other acquired intangibles, partially offset by the absence of purchased in-process research and development costs in fiscal 2001. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of purchased in-process research and development costs, amortization of goodwill and other acquired intangibles, restructuring and separation expenses, and impairment of goodwill and other acquired intangibles. The following table shows the change in operating income by segment:

                                                         YEAR ENDED
                                                       SEPTEMBER 30,        CHANGE
                                                       --------------   --------------
                                                        2001    2000       $       %
                                                       ------   -----   -------   ----
                                                            (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
  Integrated Circuits................................  $(282)   $434    $  (716)  (165)%
  Optoelectronics....................................   (270)    357       (627)  (176)
                                                       -----    ----    -------
     Total...........................................  $(552)   $791    $(1,343)  (170)%
                                                       =====    ====    =======

     Other income-net. Other income-net increased 6% or $2 million, to income of $35 million in fiscal 2001 from income of $33 million in fiscal 2000. The $35 million in fiscal 2001 was comprised of interest income from our investment of the proceeds from our initial public offering, income from our equity investment in Silicon Manufacturing Partners Pte Ltd., the impairment of several non-consolidated investments and foreign exchange losses. The $33 million in fiscal 2000 was comprised primarily of gains on sale of investments and foreign exchange gains.

     Interest Expense. Interest expense increased $93 million to $151 million in fiscal 2001 from $58 million in fiscal 2000. This increase is due to interest on the $2,500 million of short-term debt we assumed from Lucent in April 2001.

     Provision for income taxes. The effective tax rates were (2.3%) and 158.0% for fiscal 2001 and 2000, respectively. The fiscal 2001 effective tax rate includes the impact of recording a valuation allowance of approximately $553 million for deferred tax assets, and the effects of non-tax deductible goodwill amortization and separation costs. The fiscal 2000 effective tax rate includes the impact of non-tax deductible goodwill amortization and non-tax deductible purchased in-process research and development.

  FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

     The following table shows the change in revenue by operating segment:

                                                            YEAR ENDED
                                                           SEPTEMBER 30,      CHANGE
                                                          ---------------   ----------
                                                           2000     1999     $      %
                                                          ------   ------   ----   ---
                                                             (DOLLARS IN MILLIONS)
OPERATING SEGMENT
  Integrated Circuits...................................  $3,507   $3,055   $452   15%
  Optoelectronics.......................................   1,201      659    542    82
                                                          ------   ------   ----
     Total..............................................  $4,708   $3,714   $994   27%
                                                          ======   ======   ====

     Revenue. Revenue increased 27%, or $994 million, to $4,708 million in fiscal 2000 from $3,714 million in fiscal 1999, primarily due to volume increases in both the Integrated Circuits and Optoelectronics segments. The increase of $452 million in the Integrated Circuits segment was driven by increases across our integrated circuits product offerings except for a decrease in fiscal 2000 sales of our integrated circuits for wireless terminal devices due to a missed design win with a large customer in 1999, which resulted in our not generating sales from a generation of that customer's mobile telephones. The increase of $542 million in the Optoelectronics segment was driven by increased sales primarily to existing customers of many of our key optoelectronic components for high-speed transport and submarine network applications.

     Costs and gross margin. Costs increased 31%, or $606 million, to $2,555 million in fiscal 2000 from $1,949 million in fiscal 1999, primarily due to increased sales volume. Gross margin decreased 1.8 percentage points to 45.7% in fiscal 2000 from 47.5% in fiscal 1999. Gross margin for the Integrated Circuits segment was 44.7% in fiscal 2000 and 48.6% in fiscal 1999. The decrease in Integrated Circuits gross margin was primarily due to lower average revenues per unit. Gross margin for the Optoelectronics segment increased to 48.7% in fiscal 2000 from 42.5% in fiscal 1999. The increase in Optoelectronics gross margin was due primarily to the volume growth in the business, which resulted in a more efficient utilization of manufacturing capacity.

     Selling, general and administrative. Selling, general and administrative expenses decreased 7%, or $38 million, to $535 million in fiscal 2000 from $573 million in fiscal 1999. This decrease was primarily due to lower costs associated with the implementation of our advanced logistics and planning systems. These systems were primarily implemented and paid for in fiscal 1999.

     Research and development. Research and development expenses increased 21%, or $144 million, to $827 million in fiscal 2000 from $683 million in fiscal 1999. This increase was primarily due to new and ongoing product development expenses within the Integrated Circuits and Optoelectronics segments, including $50 million added during the year as a result of our acquisitions.

     Purchased in-process research and development. Purchased in-process research and development increased $429 million, to $446 million in fiscal 2000 from $17 million in fiscal 1999. This increase was due to the acquisitions of Ortel, Agere, Inc., Herrmann and substantially all the assets of VTC during fiscal 2000.

     Amortization of goodwill and other acquired intangibles. Amortization expense increased $176 million, to $189 million in fiscal 2000 from $13 million in fiscal 1999. This increase reflects amortization of goodwill associated with the acquisitions of Ortel, Herrmann and Agere, Inc. during fiscal 2000.

     Operating income (loss). Operating income decreased 67%, or $323 million, to $156 million in fiscal 2000 from $479 million in fiscal 1999. This was driven primarily by purchased in-process research and development costs, an increase in the amortization of goodwill and other acquired intangibles and an increase in research and development cost, partially offset by an increase in gross profit. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure used is operating income by segment, exclusive of purchased in-process research and development costs and amortization of goodwill and other acquired intangibles. The following table shows the change in operating income by segment:

                                                             YEAR ENDED
                                                            SEPTEMBER 30,     CHANGE
                                                            -------------   ----------
                                                            2000    1999     $      %
                                                            -----   -----   ----   ---
                                                              (DOLLARS IN MILLIONS)
OPERATING SEGMENT
  Integrated Circuits.....................................  $434    $383    $ 51    13%
  Optoelectronics.........................................   357     126     231   183
                                                            ----    ----    ----
     Total................................................  $791    $509    $282    55%
                                                            ====    ====    ====

     Other income-net. Other income-net decreased 8%, or $3 million, to $33 million in fiscal 2000 from $36 million in fiscal 1999. The $33 million in fiscal 2000 was comprised primarily of gains on sales of investments of $18 million, $4 million of equity income and a $6 million gain on foreign currency transactions. The $36 million in fiscal 1999 was comprised primarily of gains on sales of investments of $32 million, a $20 million equity loss and a $9 million gain on foreign currency transactions.

     Provision for income taxes. The effective tax rates were 158.0% and 33.1% for fiscal 2000 and 1999, respectively. The increase in effective tax rates was due to the fiscal 2000 write-offs of purchased in-process research and development costs that are not deductible for tax purposes. Excluding the impact of non-tax deductible purchased in-process research and development expenses and amortization of goodwill and other acquired intangibles expenses, the effective tax rates were 27.8% and 32.2% for fiscal 2000 and 1999, respectively. The decrease was primarily due to the tax impact of non-U.S. activity and increased research tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our net cash position was $636 million, which reflects $3,152 million in cash and cash equivalents less $2,516 million of short-term debt, including a $16 million current portion of capitalized lease obligations. The $636 million of net cash is primarily the result of our receipt of $3,448 million of net cash proceeds from our initial public offering, offset by $2,500 million of short-term debt we assumed from Lucent at that time. We did not receive any of the proceeds of this debt and Lucent was relieved of all obligations related to this debt.

     Net cash provided by operating activities was $269 million in fiscal 2001 compared to $762 million for fiscal 2000. The decrease in fiscal 2001, compared with fiscal 2000, reflects a reduction in revenues during a period in which we increased our manufacturing capacity and infrastructure in anticipation of higher revenues. The adverse impact on cash caused by our fiscal 2001 net loss was offset by a $413 million reduction in accounts receivable and a $243 million increase in accounts payable. In fiscal 2002, we expect the restructuring initiatives announced in fiscal 2001 will reduce our cash needs. In addition, we expect to announce additional actions during fiscal 2002 to further reduce our costs, expenses and break-even point.

     Net cash provided by operating activities was $762 million in fiscal 2000 compared to $690 million for fiscal 1999. The improvement was primarily the result of increases in net income, excluding the non-cash impact associated with depreciation and amortization and purchased in-process research and development. In fiscal 2000 our cash provided by operating activities reflects an increase in receivables of $237 million as a result of increased revenue. In fiscal 1999 our cash provided by operating activities reflects a pre-payment of certain costs in connection with the expansion of our non-U.S. integrated circuits operations.

     Net cash used in investing activities was $723 million in fiscal 2001 compared to $829 million and $753 million in fiscal 2000 and 1999, respectively. Capital expenditures and acquisitions of businesses have historically been the primary components of our investing activities. Capital expenditures were $723 million, $672 million and $656 million in fiscal 2001, 2000 and 1999, respectively. Our capital spending has been used primarily in support of our manufacturing facilities. Capital spending also includes expenditures for information technology, including computer servers and networking capability.

     In fiscal 2001 we invested $96 million on the construction of a new office facility adjacent to our current headquarters and invested $24 million in capital expenditures related to our separation from Lucent. The remainder of our capital expenditures supported on-going business requirements. In light of current business conditions, we are limiting our capital expenditures principally to projects critical to winning new business or keeping customer commitments. Our capital investment needs are expected to be significantly lower in fiscal 2002 than in fiscal 2001, resulting from the current downturn in our markets.

     Net cash provided by financing activities was $3,607 million in fiscal 2001 compared to $67 million and $63 million in fiscal 2000 and 1999, respectively. The increase in fiscal 2001 was primarily the result of the receipt of the net cash proceeds from the sale of our common stock in our initial public offering. Prior to our initial public offering, we relied on Lucent to provide financing for our operations.

     The $2,500 million credit facility that we assumed from Lucent at the time of our initial public offering was a 364-day facility that was to mature on February 21, 2002. On October 4, 2001, this credit facility was amended. In connection with the amendment, we repaid $1,000 million of the $2,500 million debt reducing the facility to $1,500 million. The facility is comprised of term loans and revolving credit loans and is secured by our principal domestic assets other than the proceeds of our initial public offering and while Lucent remains a majority stockholder, real estate. The maturity date of the facility has been extended from February 22, 2002 to September 30, 2002. In addition, if we raise at least $500 million in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 million on September 30, 2002 and $500 million on September 30, 2003. The debt is not convertible into any other securities of the company.

     The interest rates applicable to borrowings under the facility are based on a scale indexed to our credit rating. Based upon our current credit ratings of BB- from Standard & Poor's and Ba3 from Moody's, the interest rate under the facility is currently the applicable LIBOR rate plus 475 basis points. In addition, until we permanently reduce the size of the facility to $1,000 million the applicable interest rate will increase by an additional 25 basis points every ninety days, with the next increase taking effect on February 17, 2002. If we permanently reduce the size of the facility to $1,000 million the interest rate for borrowings under the facility, assuming our credit ratings remain the same, would drop to the applicable LIBOR rate plus 400 basis points. The only periodic debt service obligation under the amended credit facility is to make quarterly interest payments.

     Under the agreement, we must use proceeds of certain liquidity raising transactions, asset sales outside the ordinary course of business and capital markets transactions to reduce the size of the facility. If we complete the liquidity raising transactions or sell assets outside the ordinary course of business, we must apply 100% (50% if the size of the facility is $500 million or less) of the net cash proceeds we receive from the transactions to reduce the size of the facility. The agreement also provides that 50% of the net cash proceeds of the first $500 million and 75% (50% if the size of the facility is $500 million or less) of the net cash proceeds greater than $500 million from equity and debt capital markets transactions be applied to reduce the credit facility. Notwithstanding the foregoing, we must apply 100% of net cash proceeds over $1,000 million from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility.

     On December 7, 2001, we entered into an agreement to sell certain assets and liabilities related to our FPGA business to Lattice Semiconductor Corporation for $250 million in cash. The sale is expected to close in the second quarter of fiscal 2002, subject to regulatory approval and other customary closing conditions. The net cash proceeds from the sale will be used to reduce our credit facility in accordance with the terms of the credit facility agreement.

     The credit facility contains covenants that require us to: (i) maintain a minimum level of liquidity, (ii) achieve a minimum level of earnings before interest, taxes, depreciation and amortization computed in accordance with the agreement each quarter, (iii) maintain a minimum level of net worth, and (iv) limit capital expenditures. Other covenants restrict our ability to pay cash dividends, incur indebtedness and invest cash in our subsidiaries and other businesses.

     As of September 30, 2001, our primary source of liquidity was our cash and cash equivalents. We believe this cash, together with cash flow from operations, will be sufficient to meet our cash requirements at least through the end of fiscal 2002, including repayment of borrowings under the credit facility if its maturity is not extended. If our revenues are materially lower than what is contemplated in our outlook, we will further reduce expenditures in an effort to meet our cash requirements. We also intend to seek additional funds from liquidity generating transactions and capital markets financings, although we cannot provide any assurance that any of these transactions or financings will be available to us on acceptable terms or at all.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions of Agere, Inc., Herrmann, Ortel and substantially all the assets of VTC in fiscal 2000, and the acquisitions of Enable and Sybarus in fiscal 1999, a portion of each purchase price was allocated to purchased in-process research and development. In analyzing these acquisitions, we made decisions to buy technology that had not yet been commercialized rather than develop the technology internally. We relied on factors such as the amount of time it would take to bring the technology to market in making these decisions. We also considered Lucent's Bell Laboratories' resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

     We estimated the fair value of in-process research and development for the above acquisitions using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors known at the time, including the projected useful life of each technology, profitability levels of each technology, the uncertainty of technology advances and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represented fair value and did not exceed the amount a third party would have paid for the projects.

     Core technology is a product, service or process that exists at the date of the acquisition and may contribute to the value of any product resulting from in-process research and development. We deducted an amount representing the estimated value of any core technology's contribution from the estimated cash flows used to value in-process research and development. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects.

     Set forth below are descriptions of the major acquired in-process research and development projects and our original assumptions in connection with our significant acquisitions, followed by a current status of the projects. Due to significant changes in economic, industry and market conditions, particularly in the latter half of fiscal 2001, the original assumptions at the time of acquisition, for some of our acquisitions, vary materially from our current estimates as noted below.

  AGERE, INC.

     On April 20, 2000, we completed the acquisition of Agere, Inc., which was a developer and supplier of integrated circuits solutions used in network processors, which control how data is sent over networks. At the acquisition date, Agere, Inc. was conducting development and qualification activities related to the development of a programmable network processor for various protocols for 2.5 gigabits per second transmission speeds. A protocol is a set of procedures for the formatting and timing of data transmission between two pieces of equipment. A gigabit is a unit of measurement of data and is equal to roughly one billion bits. The allocation to purchased in-process research and development of $94 million represented its estimated fair value using the methodology described above.

     Agere, Inc.'s in-process research and development projects were approximately 65% complete at the time of acquisition. The projects were expected to be completed in November 2000 after approximately two years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. Revenue attributable to the resulting products was estimated to be $21 million in fiscal

2001 and $65 million in fiscal 2002. Revenue was expected to peak in fiscal 2007 and decline thereafter through the end of the product's life, which was expected to be in fiscal 2009, as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 205% in fiscal 2002 to 5% in fiscal 2007 and be negative for the remainder of the projection period. At the acquisition date, costs to complete Agere's in-process research and development were expected to total approximately $3.4 million. Projected future net cash flows attributable to Agere's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 30%.

     Most of Agere, Inc.'s in-process research and development projects were completed in fiscal 2001. Due to significant changes in economic, industry and market conditions, demand for these products has decreased and revenues generated from these products are expected to be significantly lower than originally anticipated.

  ORTEL CORPORATION

     On April 27, 2000, we completed the acquisition of Ortel, which was a developer and manufacturer of semiconductor-based optoelectronic components used in fiber optic systems for data communications and cable television networks. At the acquisition date, Ortel was conducting development, engineering and testing activities associated with high-speed optical transmitters, receivers and transceivers.

     Ortel's in-process research and development projects ranged from 50% to 75% complete at the time of acquisition. Ortel's in-process research and development projects were expected to be completed during the period from June 2000 to April 2001 after approximately two to three and a half years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. The allocation to purchased in-process research and development of $307 million represented its estimated fair value using the methodology described above. The $307 million was allocated to the following projects, which are explained below.

     - 10G New Products -- $61 million;

     - 10G OC-192 Receiver/Daytona Products -- $105 million;

     - 980 Products -- $95 million;

     - 1550 Products -- $27 million; and

     - CATV Products -- $19 million.

     Projected net cash flows attributable to Ortel's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 25%.

     Revenue attributable to the 10G New Products was estimated to be $5 million in fiscal 2001 and $30 million in fiscal 2002. 10G New Products are receivers that incorporate new packaging technologies for high-speed transport and metropolitan network applications at speeds of 10 gigabits per second. Revenue was expected to peak in 2009 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 447% in fiscal 2002 to 8% in fiscal 2009, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the products were expected to be $3 million.

     Revenue attributable to the 10G OC-192 Receiver/Daytona Products was estimated to be $16 million in fiscal 2001 and $33 million in fiscal 2002. 10G OC-192 Receiver/Daytona Products are directly modulated lasers and receivers used for high-speed transport and metropolitan network applications at speeds of 10 gigabits per second. Revenue was expected to peak in fiscal 2009 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 166% in fiscal 2003 to 8% in fiscal 2009, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $1 million.

     Revenue attributable to the 980 Products was estimated to be $44 million in fiscal 2001 and $108 million in fiscal 2002. 980 Products are pump lasers operating at 980 nanometers wavelength. A nanometer is a unit of measurement of distance and equals one billionth of a meter. Revenue was expected to peak in 2008 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 143% in 2002 to 17% in 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 980 Products were expected to be $1 million.

     Revenue attributable to the 1550 Products was estimated to be $2 million in fiscal 2001 and $63 million in fiscal 2002. 1550 Products are transmitters and lasers operating at 1550 nanometers wavelength. Revenue was expected to peak in 2008 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 33% in 2003 to 17% in fiscal 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 1550 Products were expected to be $2 million.

     Revenue attributable to the CATV Products was estimated to be $28 million in fiscal 2001 and $58 million in fiscal 2002. CATV Products are receivers and return path products for cable television network applications. The return path allows cable system operators to offer Internet and telephone services, in direct competition with network services providers. Revenue was expected to peak in fiscal 2004 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 107% in fiscal 2002 to 4% in fiscal 2004 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the CATV Products were expected to be $1 million.

     Development of Ortel's most significant products was completed in fiscal 2001. Certain other Ortel products remain under development, with completion anticipated during fiscal 2002. Due to significant changes in economic, industry and market conditions, demand for Ortel's products has decreased and revenues generated from these products are expected to be significantly lower than originally anticipated.

  HERRMANN TECHNOLOGY, INC.

     On June 16, 2000, we completed the acquisition of Herrmann, which was a developer and supplier of passive optical filters that can be used in conjunction with active optoelectronic components in products such as amplifiers. The allocation to in-process research and development of $34 million represented its estimated fair value using the methodology described above. The $34 million was allocated primarily to the development of manufacturing processes.

     Revenue attributable to the products using these manufacturing processes was estimated to be $59 million in fiscal 2001 and $91 million in fiscal 2002. Revenue was expected to peak in fiscal 2005 and decline thereafter through the end of the products' life as new technologies were expected to be introduced by us. Revenue growth was expected to decrease from 54.7% in 2002 to 0.7% in fiscal 2005, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the processes were expected to be $0.5 million.

     Herrmann's in-process research and development projects ranged from 20% to 60% complete at the time of acquisition. Herrmann's in-process research and development projects were expected to be completed during the period from August 2000 to June 2001 after approximately two to six years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. In total, costs to complete Herrmann's in-process research and development were expected to equal approximately $1.8 million. Projected future net cash flows attributable to Herrmann's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 27.5%.

     Herrmann's in process research and development processes were either completed or discontinued due to market conditions during fiscal 2001. Due to significant changes in economic, industry and market conditions, demand for products which use these processes has decreased and revenues generated from these products are expected to be significantly lower than originally anticipated.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by our unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. We also may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

     On October 3, 2000, a patent infringement lawsuit was filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division). We anticipate we may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages.

     An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc. alleging patent infringement by 14 companies, including some of our customers for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. We believe we have valid defenses to Proxim's claims and have intervened in the investigation in order to defend our customers. Proxim seeks relief in the form of an exclusion order preventing the importation of specified wireless local area networking products, including some of our products, into the United States. One of our subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

     If we are unsuccessful in resolving these proceedings, as they relate to us, our operations may be disrupted or we may incur additional costs. Other than as described above, we do not believe there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed for impairment at least annually and subject to new impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives but will no longer be limited to a maximum life of forty years. Statement 142 is effective for Agere in fiscal year 2003, although earlier application is permitted. We plan to adopt

Statement 142 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with Statement 143, retirement obligations will be recognized at fair value in the period they are incurred. When the liability is initially recorded, the cost will be capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. Statement 143 is effective for Agere in fiscal year 2003, with earlier application encouraged. We are currently evaluating the potential effects, if any, on our financial condition and results of operations of adopting Statement 143, as well as the timing of its adoption.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. Statement 144 is effective for Agere in fiscal year 2003, with earlier application encouraged. We are currently evaluating the potential effects, if any, on our financial condition and results of operations of adopting Statement 144, as well as the timing of its adoption.

EUROPEAN MONETARY UNION -- EURO

     Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro, and have adopted the Euro as their new single legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro. Between January 1, 2002 and February 28, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. We will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and our current assessment, it is not expected that the Euro conversion will have a material adverse effect on our business or financial condition.

FACTORS AFFECTING OUR FUTURE PERFORMANCE

     Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

RISKS RELATED TO OUR SEPARATION FROM LUCENT

WE WILL BE CONTROLLED BY LUCENT AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING DURING THAT TIME.

     Lucent is our controlling stockholder because it owns more than a majority of our common stock. Because Lucent's interests may differ from ours, actions Lucent takes with respect to us, as our controlling stockholder, may not be favorable to us.

     Lucent's interests may not be the same as, or may conflict with, the interests of our other stockholders. Our other stockholders will not be able to affect the outcome of any stockholder vote so long as Lucent owns a majority of our common stock.

     Lucent is generally not prohibited from selling a controlling interest in us to a third party. Because we have elected not to be subject to Section 203 of the General Corporation Law of the State of Delaware, Lucent, as a controlling stockholder, may find it easier to sell its controlling interest to a third party than if we were subject to Section 203.

THE TIMING AND MANNER OF OUR SEPARATION FROM LUCENT ARE UNCLEAR AND MAY NOT OCCUR, AND WE MAY NOT ACHIEVE MANY OF THE EXPECTED BENEFITS OF OUR SEPARATION, SO WE MAY LOSE MANY OF OUR EMPLOYEES AND OUR BUSINESS MAY SUFFER.

     We believe that the announcement of our separation from Lucent led to an increased interest in doing business with us from some of our existing and potential customers. If the distribution of all shares of our common stock that Lucent owns to its stockholders does not occur, then these customers may not increase or commence purchases of our products. Many of our existing employees are anticipating our spin off from Lucent and may be more susceptible to competitive job offers if the distribution does not occur or is delayed. We also may not obtain some of the other benefits we expect as a result of this distribution, including greater strategic focus and increased agility and speed. Further, even if the distribution occurs, we may not achieve the benefits of our separation. In addition, until the distribution occurs, the risks relating to Lucent's control of us and the potential business conflicts of interest between Lucent and us will continue to be relevant to our stockholders.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH LUCENT WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS AND, BECAUSE OF LUCENT'S CONTROLLING OWNERSHIP, THE RESOLUTION OF THESE CONFLICTS MAY NOT BE ON THE MOST FAVORABLE TERMS TO US.

     Prior to the distribution, a resolution of any potential conflicts of interest between Lucent and us may be less favorable to us than if we were dealing with an unaffiliated party. Conflicts of interest may arise between Lucent and us in a number of areas relating to our past and ongoing relationships, including:

     - the nature, quantity, quality, time of delivery and pricing of products we supply to each other under, and other issues arising under, our product purchase agreements with Lucent;

     - labor, tax, employee benefit, indemnification and other matters arising from our separation from Lucent;

     - intellectual property matters;

     - employee recruiting and retention;

     - sales or distributions by Lucent of all or any portion of its ownership interest in us, which could be to one of our competitors; and

     - business opportunities that may be attractive to both Lucent and us.

     We and Lucent have entered into several agreements in connection with our separation, as described in note 19 to our financial statements in Item 8. While we are controlled by Lucent, it is possible for Lucent to cause us to amend these agreements on terms that may be less favorable to us than the current terms of the agreements.

OUR HISTORICAL FINANCIAL INFORMATION PRIOR TO THE FEBRUARY 1, 2001 CONTRIBUTION TO US OF OUR BUSINESS FROM LUCENT MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A STAND-ALONE COMPANY AND, THEREFORE, MAY NOT BE RELIABLE AS AN INDICATOR OF OUR HISTORICAL OR FUTURE RESULTS.

     Our historical combined and consolidated financial statements may not be indicative of our future performance as a stand-alone company. This is primarily a result of the three factors described below.

     - First, our historical combined and consolidated financial statements reflect allocations, primarily with respect to general corporate expenses, research expense and interest expense, which may be less than the expenses we will incur in the future as a stand-alone company.

     - Second, the information does not reflect significant changes that we expect to occur in the future as a result of our separation from Lucent, including changes in how we fund our operations, conduct research and handle tax and employee matters.

     - Third, our historical combined and consolidated financial statements include substantial revenue from sales to Lucent. This revenue may not reflect the pricing, volume or percentage of our sales we would have derived from Lucent if we were a stand-alone company.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT, WHICH SUBJECTS US TO VARIOUS RESTRICTIONS AND INTEREST COSTS, AND WE MAY SUBSTANTIALLY INCREASE OUR DEBT IN THE FUTURE.

     Because Lucent historically provided financing to us and incurred debt at the parent level, our historical combined balance sheets do not include debt. On April 2, 2001, upon completion of our initial public offering, we assumed $2.5 billion of short-term debt that Lucent had borrowed under a credit facility. We did not receive any of the proceeds from the credit facility. Lucent was relieved of all obligations related to this short-term debt. On October 4, 2001, we amended and restated the credit agreement governing the credit facility and in connection therewith permanently repaid $1.0 billion of borrowings under the credit facility. See "Item 7 -- Liquidity and Capital Resources" for a description of the credit facility.

     We may substantially increase our debt in the future. If our cash flow from operations is less than we expect, we may require more financing. We may from time to time issue additional debt, borrow funds under revolving credit facilities or issue other long- or short-term debt.

BECAUSE LUCENT'S BELL LABORATORIES' CENTRAL RESEARCH ORGANIZATION HISTORICALLY PERFORMED IMPORTANT RESEARCH FOR US, WE WILL NEED TO DEVELOP OUR OWN CORE RESEARCH CAPABILITY. WE MAY NOT BE SUCCESSFUL, WHICH COULD MATERIALLY HARM OUR PROSPECTS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     If our separate research efforts are not as successful as when we were part of Lucent, we may not be able to keep pace with the rapid technological change in our industry and our prospects may be harmed. Many of our products use technology and manufacturing processes derived from innovations developed by Lucent's Bell Laboratories central research organization. After the contribution to us of our business in February 2001, Lucent has no obligation to provide research and development for us except as agreed to in the development project agreement and joint design center operating agreement described under note 19 to our financial statements in Item 8. We cannot assure you that our independent research efforts will be as successful as the efforts of Bell Laboratories have been historically or that our efforts will not require us to increase our expenditures for the same services over the amounts in our historical combined and consolidated financial statements. A significant increase in our expenditures for the same services may adversely affect our results of operations. We may not be able to recruit engineers and other research and development employees as effectively as Bell Laboratories was able to because of its history, name recognition and size.

MANY OF OUR EXECUTIVE OFFICERS AND SOME OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF LUCENT COMMON STOCK AND OTHER TIES TO LUCENT.

     Many of our executive officers and some of our directors, including the Lucent-appointed directors who we expect will resign at the time of the distribution, have a substantial amount of their personal financial portfolios in Lucent common stock and options to purchase Lucent common stock. Ownership of Lucent common stock or options to purchase Lucent common stock by our directors and officers could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Lucent and us.

WE COULD INCUR SIGNIFICANT TAX LIABILITY IF LUCENT FAILS TO PAY THE TAX LIABILITIES ATTRIBUTABLE TO LUCENT UNDER OUR TAX SHARING AGREEMENT, WHICH COULD REQUIRE US TO PAY A SUBSTANTIAL AMOUNT OF MONEY.

     We and Lucent have entered into a tax sharing agreement that allocates responsibility for tax liabilities between us and them. Under U.S. federal income tax laws, we and Lucent are jointly and severally liable for Lucent's federal income taxes attributable to periods prior to and including the most recent taxable year of Lucent, which ended on September 30, 2001. This means that if Lucent fails to pay the taxes attributable to it under the tax sharing agreement for those periods, we may be liable for any part of, including the whole amount of, these liabilities.

BECAUSE THE DIVISION OF ENFORCEMENT OF THE SECURITIES AND EXCHANGE COMMISSION IS INVESTIGATING MATTERS BROUGHT TO ITS ATTENTION BY LUCENT, OUR BUSINESS MAY BE AFFECTED IN A MANNER WE CANNOT FORESEE AT THIS TIME.

     On November 21, 2000, and again on December 21, 2000, Lucent brought to the attention of the staff of the Securities and Exchange Commission matters relating to its recognition of revenue. Lucent also publicly disclosed these matters in press releases on those dates. Although Lucent has informed us that it has no reason to believe that this investigation by the Division of Enforcement of the Securities and Exchange Commission into these matters concerns our business and we are not aware of any reason why the investigation would affect us, it is possible that the results of the investigation may have an impact on us. Although the investigation could result in no action being taken by the Securities and Exchange Commission, if an action is taken and the investigation is found to concern our business, the action could result in monetary fines or changes in some of our financial and other practices and procedures that we are unable to foresee at this time.

RISKS RELATED TO OUR BUSINESS

THE DEMAND FOR PRODUCTS IN OUR INDUSTRY HAS RECENTLY DECLINED, AND WE CANNOT PREDICT THE DURATION OR EXTENT OF THIS TREND.

     We believe that deteriorating economic conditions have caused less spending on communications networks and weakness in our customers' markets. As a result of the uncertainties in our customers' demand forecasts and ordering patterns, we cannot predict the duration or extent of the decline of demand for our products. If demand in our industry continues to decline, our revenue is likely to decline.

IF WE DO NOT COMPLETE OUR ANNOUNCED WORKFORCE REDUCTIONS AND OTHER RESTRUCTURING ACTIVITIES AS EXPECTED OR EVEN IF WE DO SO, WE MAY NOT ACHIEVE ALL OF THE EXPENSE REDUCTIONS WE ANTICIPATE.

     In the third quarter of fiscal 2001, we announced a series of restructuring initiatives to align Agere with current market conditions. These initiatives are focused on improving gross profit, reducing expenses and streamlining operations. These restructuring initiatives include a worldwide workforce reduction, rationalization of manufacturing capacity, impairment of goodwill and other restructuring charges. If we do not complete these workforce reductions and other restructuring activities as expected or even if we do so, we may not achieve all of the expense reductions we anticipate. Because our revenue has declined since we announced these initiatives, we expect to implement further restructuring activities, which will be subject to the same uncertainty.

BECAUSE SALES OF OUR INTEGRATED CIRCUITS AND OPTOELECTRONIC COMPONENTS ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, PARTICULARLY FOR OPTICAL NETWORKS, OUR REVENUE IS LIKELY TO DECLINE.

     We derive, and expect to continue to derive, a significant amount of revenue from the sale of integrated circuits and optoelectronic components used in optical, wired and wireless communications networks. If the long-term growth in demand for these communications networks does not occur as we expect, the demand for many of our integrated circuits and optoelectronic components may decline or grow more slowly than we expect. As a result, we may not be able to grow our business and our revenue may decline from current levels.

IF WE FAIL TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY OR IF WE PURSUE TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUE MAY DECLINE.

     The demand for our products can change quickly and in ways we may not anticipate because our industry is generally characterized by:

     - rapid, and sometimes disruptive, technological developments;

     - evolving industry standards;

     - changes in customer requirements;

     - limited ability to accurately forecast future customer orders;

     - frequent new product introductions and enhancements; and

     - short product life cycles with declining prices over the life cycle of the product.

     If we fail to make sufficient investments in research and development programs in order to develop new and enhanced products and solutions, or if we focus on technologies that do not become widely adopted, new technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and product strategies and disrupting our business significantly.

BECAUSE OUR SALES ARE CONCENTRATED ON LUCENT AND A FEW OTHER CUSTOMERS, OUR REVENUE MAY MATERIALLY DECLINE IF ONE OR MORE OF OUR KEY CUSTOMERS DO NOT CONTINUE TO PURCHASE OUR EXISTING AND NEW PRODUCTS IN SIGNIFICANT QUANTITIES.

     Our customer base is highly concentrated. Our top ten end customers accounted for approximately 53% of our revenue in fiscal 2001. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because our strategy has generally been to develop long-term relationships with a few key customers in the product areas in which we focus and we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers' businesses generally or in a specific product line.

     In particular, we depend on Lucent as a key customer. We derived 14.9% of our revenue from sales to Lucent in fiscal 2001. We expect to continue to be dependent on Lucent for a significant percentage of our revenue.

IF WE ARE UNABLE TO EXTEND OR REFINANCE OUR CREDIT FACILITY, WE MAY NOT HAVE SUFFICIENT CASH AVAILABLE TO REPAY THAT FACILITY WHEN IT MATURES ON SEPTEMBER 30, 2002.

     We cannot assure you that we will be able to extend or refinance our credit facility before it matures on September 30, 2002. We may not be able to raise funds to repay the facility, or obtain an alternative credit facility, on favorable terms or at all. See "Item 7 -- Liquidity and Capital Resources" for additional information about our credit facility.

IF WE FAIL TO ATTRACT, HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

     In some fields, there are only a limited number of people in the job market with the requisite skills, particularly people with optoelectronic technology expertise. We have in the past experienced difficulty in identifying and hiring qualified engineers in many areas of our business as well as in retaining our current employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

OUR PRODUCTS AND TECHNOLOGIES TYPICALLY HAVE LENGTHY DESIGN AND DEVELOPMENT CYCLES. A CUSTOMER MAY DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO GENERATE NO REVENUE FROM A PRODUCT AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We may never generate any revenue from our products after incurring significant design and development expenditures. A delay or cancellation of a customer's plans could significantly adversely affect our financial results. Unlike some of our competitors, we primarily focus on winning competitive selection processes to develop products for use in our customers' equipment. These selection processes can be lengthy. After winning and beginning a product design for one of our customers, that customer may not begin volume production of their equipment for a period of up to two years, if at all. Due to this lengthy design and development cycle, we may experience delays from the time we begin incurring expenses until the time we generate revenue from our products. We have no assurances that our customers will ultimately market and sell their equipment or that such efforts by our customers will be successful.

BECAUSE WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, ANY SIGNIFICANT CANCELLATIONS OR DEFERRALS COULD CAUSE OUR REVENUE TO DECLINE OR FLUCTUATE.

     We generally sell products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations and restrict our ability to fund our operations. If a customer cancels or defers product shipments, we may incur unanticipated reductions or delays in our revenue. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income, which could materially and adversely affect our operating results.

WE DEPEND ON SOME SINGLE SOURCES OF SUPPLY, PARTICULARLY FOR OUR OPTOELECTRONIC COMPONENTS, AND INTERRUPTIONS AFFECTING THESE AND OTHER SUPPLIERS COULD DISRUPT OUR PRODUCTION, COMPROMISE OUR PRODUCT QUALITY AND CAUSE OUR REVENUE TO DECLINE.

     We depend on a single source supplier for several different parts used to make some of our optoelectronic components. Some of these single source suppliers also are competitors of ours. In some of these cases, there is no qualified alternative supplier for these parts or processes and qualifying new suppliers could require a substantial lead time. The loss of any of these or other significant suppliers or the inability of a supplier to meet performance and quality specifications or delivery schedules could cause our revenue to significantly decline.

BECAUSE WE EXPECT TO CONTINUE TO DERIVE A MAJORITY OF OUR REVENUE FROM INTEGRATED CIRCUITS AND THE INTEGRATED CIRCUITS INDUSTRY IS HIGHLY CYCLICAL, OUR REVENUE MAY FLUCTUATE.

     We expect to continue to derive a majority of our revenue from integrated circuits products. Because the integrated circuits market segment is highly cyclical, we may have declines in our revenue that are primarily related to industry conditions and not our products. This market segment has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions, and we are currently experiencing such a downturn. Downturns are characterized by diminished product demand and production overcapacity, as well as high inventory levels and accelerated erosion of average selling prices.

IF WE DO NOT ACHIEVE ADEQUATE MANUFACTURING UTILIZATION, YIELDS, VOLUMES OR SUFFICIENT PRODUCT RELIABILITY, OUR GROSS MARGINS WILL BE REDUCED.

     Because the majority of our manufacturing costs are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. Some of our manufacturing facilities have been underutilized, which has reduced our gross margins. Lower than expected manufacturing yields could impair our gross margins and delay product shipments.

     In the event of an increase in demand, failure to increase our manufacturing volumes to meet our customers' increasing needs and satisfy customer demand will have a significant effect on our gross margins. In some cases, existing manufacturing capacity may be insufficient to achieve the volume or cost targets of our customers.

     The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers or contractors, or their inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability.

WE HAVE RELATIVELY HIGH GROSS MARGIN ON THE REVENUE WE DERIVE FROM THE LICENSING OF OUR INTELLECTUAL PROPERTY, AND A DECLINE IN THIS REVENUE WOULD HAVE A GREATER IMPACT ON OUR NET INCOME THAN A DECLINE IN REVENUE FROM OUR INTEGRATED CIRCUITS AND OPTOELECTRONIC PRODUCTS.

     The revenue we generate from the licensing of our intellectual property has a high gross margin compared to the revenue we generate from our integrated circuits and optoelectronic products. A decline in this licensing revenue will have a greater impact on our profitability than a similar decline in revenues from our integrated circuits and optoelectronic products.

     WE DEPEND ON JOINT VENTURES OR OTHER THIRD-PARTY STRATEGIC RELATIONSHIPS FOR THE MANUFACTURE OF SOME OF OUR PRODUCTS, ESPECIALLY INTEGRATED CIRCUITS. IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY AND RELIABLE BASIS, OUR REVENUE MAY DECLINE.

     We currently manufacture our integrated circuits and optoelectronic components through a combination of internal capability, joint ventures and external sourcing with contract manufacturers. To the extent we rely on joint ventures and third-party manufacturing relationships, especially with respect to integrated circuits, we face the following risks:

     - their inability to develop manufacturing methods appropriate for our products;

     - that the manufacturing costs will be higher than planned;

     - that the reliability of our products will decline;

     - their unwillingness to devote adequate capacity to produce our products;

     - their inability to maintain continuing relationships with our suppliers; and

     - the reduction of our control over delivery schedules and costs of our products.

     If any of these risks is realized, we could experience an interruption in supply or an increase in costs, which could delay or decrease our revenue or adversely affect our results of operations.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR REVENUE MAY BE DELAYED OR REDUCED.

     Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. We may not always be able to satisfy the qualifications. Delays in qualification can cause a customer to discontinue use of the product and result in a significant loss of revenue.

BECAUSE INTEGRATED CIRCUIT AND OPTOELECTRONIC COMPONENT AVERAGE SELLING PRICES IN PARTICULAR PRODUCT AREAS ARE DECLINING AND SOME OF OUR OLDER PRODUCTS ARE BECOMING OBSOLETE, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

     We have in the past, and will in the future, experience declines in the average selling prices for some of our integrated circuits and optoelectronic components. For our products, the declines are due to, among other things, downturns in the semiconductor industry, increased competition, lower costs of producing products and greater unit volumes. In addition, because our industry is characterized by rapid technological change and short product life cycles, in any given year we may have a substantial amount of revenue from products that are becoming obsolete. We may experience substantial decreases in sales of these products in subsequent years.

     If we do not offset these decreases by increases in our sales of other products, including new products, that can be sold at higher prices, our revenue will decline, which will have a material adverse effect on our results of operations.

WE CONDUCT A SIGNIFICANT AMOUNT OF OUR SALES ACTIVITY AND MANUFACTURING EFFORTS OUTSIDE THE UNITED STATES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS AND MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS DUE TO INCREASED COSTS.

     In fiscal 2001, we derived 55% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing internationally. International operations are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

     - our new brand will not be locally recognized, which will cause us to spend significant amounts of time and money to build a brand identity;

     - unexpected changes in regulatory requirements;

     - inadequate protection of intellectual property in some countries outside of the United States;

     - currency exchange rate fluctuations; and

     - political and economic instability.

WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS, WHICH COULD INCREASE OUR COSTS AND RESTRICT OUR OPERATIONS IN THE FUTURE.

     We are subject to a variety of laws relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. Any failure by us to comply with present and future environmental, health and safety requirements could subject us to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. In the event of the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites, we could be adversely affected.

BECAUSE MANY OF OUR CURRENT AND PLANNED PRODUCTS ARE HIGHLY COMPLEX, THEY MAY CONTAIN DEFECTS OR ERRORS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN COMMERCIAL COMMUNICATIONS NETWORKS AND IF THIS OCCURS, THEN IT COULD HARM OUR REPUTATION AND RESULT IN INCREASED EXPENSE.

     Our products are highly complex and may contain undetected defects, errors or failures. These products can only be fully tested when deployed in commercial communications networks and other equipment. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

     - cancellation of orders;

     - product returns;

     - diversion of our resources;

     - legal actions by our customers or our customers' end-users;

     - increased insurance costs; and

     - other losses to us or to our customers or end users.

     Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenue and results of operations. We have from time to time experienced defects and expect to experience defects in the future. Because the trend in our industry is moving toward even more complex products in the future, this risk will intensify over time.

THE COMMUNICATIONS COMPONENT INDUSTRY IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HURT OUR REVENUE.

     The market segments for optoelectronic components and integrated circuits are intensely competitive and subject to rapid and disruptive technological change. We expect the intensity of competition to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter the market. Increased competition may result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors, which may hurt our revenue.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS. IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESSES AND PROSPECTS MAY BE HARMED.

     Like other companies in the semiconductor industry, we experience frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and would harm our businesses and prospects.

IF WE CANNOT MAINTAIN OUR STRATEGIC RELATIONSHIPS OR IF OUR STRATEGIC RELATIONSHIPS FAIL TO MEET THEIR GOALS OF DEVELOPING TECHNOLOGIES OR PROCESSES, WE WILL LOSE OUR INVESTMENT AND MAY FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

     In the past, we have entered into strategic relationships to develop technologies and manufacturing processes. If any of our strategic relationships do not accomplish our intended goals or do not develop the technology or processes sought, we will not realize a return on our investment and our profitability may decline.

WE MAY NOT HAVE FINANCING FOR FUTURE STRATEGIC INITIATIVES, WHICH MAY PREVENT US FROM ADDRESSING GAPS IN OUR PRODUCT OFFERINGS, IMPROVING OUR TECHNOLOGY OR INCREASING OUR MANUFACTURING CAPACITY.

     If we are unable to incur additional debt or issue equity for future strategic initiatives, we may fail to address gaps in our product offerings, improve our technology or increase our manufacturing capacity. We cannot assure you that such financing will be available to us on acceptable terms or at all. Also, in connection with our spin off from Lucent, we are significantly restricted in our ability to issue stock in order to raise capital.

BECAUSE OUR QUARTERLY REVENUE AND OPERATING RESULTS ARE LIKELY TO VARY SIGNIFICANTLY IN FUTURE PERIODS DUE TO THE NATURE OF OUR BUSINESS, OUR STOCK PRICE MAY DECLINE.

     Our quarterly revenue and income (loss) from operations have varied and are likely to continue to fluctuate significantly from quarter to quarter because of the nature of our revenue and planned product introductions. For example, because of our lengthy sales and design processes, the effects of failing to be selected by a customer to provide a product may result in significantly lower revenue later, as compared to prior periods with more revenue from earlier design wins. We have experienced fluctuations in quarterly revenue for this reason in the past. In addition, sales of our products for specific customer projects often begin and end abruptly, so revenue may increase rapidly and later decrease just as quickly. The relative timing of the beginning and end of such sales can make our revenues less predictable.

RISKS RELATED TO OUR STOCK

     Our stockholders face risks related to our separation from Lucent, our limited history as a stand-alone company and conditions in our business, including the following:

     - Because our Class A common stock has a limited trading history and our stock may be considered a technology stock, the market price and trading volume of our Class A common stock may be volatile.

     - Because our quarterly revenue and operating results are likely to vary significantly in future periods, our stock price may decline.

     - Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be less than the market price of the Class B common stock following Lucent's distribution of the Class B common stock if Lucent completes that distribution.

     - A number of our shares are or will be eligible for future sale or distribution, including as a result of our spin-off by Lucent, which may cause our stock price to decline.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

     We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging the risks.

     We use foreign currency forward contracts, and may from time to time use foreign currency options, to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2001, our primary net foreign currency market exposures included Singapore dollars and British Pounds Sterling.

     The fair value of foreign currency exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. The financial instruments included in our sensitivity analysis are foreign currency forward contracts. These contracts generally have a duration of three to six months and are primarily used to hedge firmly committed and anticipated transactions. The sensitivity analysis excludes the values of foreign currency denominated receivables and payables because of their short maturities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in foreign currency exchange spot rates assuming no change in interest rates. For contracts outstanding as of September 30, 2001 and 2000, a 10% appreciation in foreign currency exchange rates against the U.S. dollar from the prevailing market rates would have increased our pre-tax earnings by approximately $2 million and $12 million, respectively. Conversely, a 10% depreciation in these exchange rates from the prevailing market rates would have decreased our pre-tax earnings by approximately $2 million and $12 million, respectively. Consistent with the nature of the economic hedge of foreign currency exchange contracts, these gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying instrument or transaction being hedged.

     The model assumes a parallel shift in all foreign currency exchange spot rates. Exchange rates, however, rarely move in the same direction. The assumption that all exchange rates change in a parallel manner does not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables other than the specific market risk are held constant.

     Effective October 1, 2000, we adopted Statement 133 and its corresponding amendments under Statement 138. The adoption of Statement 133 resulted in a cumulative effect of an increase in our net loss of $4 million, net of a tax benefit of $2 million in fiscal 2001. The increase in our net loss is primarily due to derivatives not designated as hedging instruments. For the fiscal year ended September 30, 2001, the change in fair market value of derivative instruments was recorded in other income-net and was not material.

     While we hedge certain foreign currency transactions, a decline in value of non-U.S. dollar currencies may adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     As of September 30, 2001, we had $2,500 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may, from time to time, enter into interest rate swap agreements. There were no interest rate swap agreements in effect during fiscal 2001 or fiscal 2000. As of September 30, 2001, a variation of 1% in the interest rate charged on the short-term debt would result in a change of approximately $25 million in annual interest expense. Following the repayment of $1,000 million of loans under the credit facility on October 4, 2001, a variation of 1% in the interest rate charged would result in a change of approximately $15 million in annual interest expense.

     Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as an investment in a publicly held company that is classified as available-for-sale. At September 30, 2001 the fair value of this available for sale security totaled $41 million. We do not hedge equity price risk. As of September 30, 2001, a 20% adverse change in equity prices would result in an approximate $8 million decrease in the fair value of our available-for-sale security.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   47
  Consolidated and Combined Statements of Operations for the
     years ended September 30, 2001, 2000 and 1999..........   48
  Consolidated and Combined Balance Sheets as of September
     30, 2001 and 2000......................................   49
  Consolidated and Combined Statements of Changes in
     Stockholders' Equity/Invested Equity and Total
     Comprehensive Income (Loss) for the years ended
     September 30, 2001, 2000 and 1999......................   50
  Consolidated and Combined Statements of Cash Flows for the
     years ended
     September 30, 2001, 2000 and 1999......................   51
  Notes to Consolidated and Combined Financial Statements...   52
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended September 30, 2001, 2000 and 1999..........   87

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Agere Systems Inc.:

     In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Prior to its separation from Lucent Technologies Inc. ("Lucent") on February 1, 2001 the Company was comprised of businesses which were integrated with the businesses of Lucent; consequently, as indicated in Note 1, the financial statement amounts prior to this date have been derived from the consolidated financial statements and accounting records of Lucent, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relied on Lucent and its other businesses for administrative, management, research and other services. Accordingly, these financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

     As discussed in Note 4 to the consolidated and combined financial statements, effective October 1, 2000, the Company changed its accounting method for derivative instruments and hedging activity. As discussed in Note 2, effective October 1, 1999, the Company changed its accounting method for computer software developed or obtained for internal use. As discussed in Note 16, effective October 1, 1998, the Company changed its method for calculating annual pension and postretirement benefit costs.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
October 23, 2001, except for the fifth
and sixth paragraphs of Note 22 as
to which the date is December 7, 2001.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   ------   ------
REVENUE (includes $606, $1,002 and $955 for the years ended
  September 30, 2001, 2000 and 1999, respectively, from
  Lucent Technologies Inc.).................................  $ 4,080   $4,708   $3,714
COSTS.......................................................    3,084    2,555    1,949
                                                              -------   ------   ------
GROSS PROFIT................................................      996    2,153    1,765
                                                              -------   ------   ------
OPERATING EXPENSES
  Selling, general and administrative.......................      597      535      573
  Research and development..................................      951      827      683
  Purchased in-process research and development.............       --      446       17
  Amortization of goodwill and other acquired intangibles...      415      189       13
  Restructuring and separation..............................      662       --       --
  Impairment of goodwill and other acquired intangibles.....    2,762       --       --
                                                              -------   ------   ------
     TOTAL OPERATING EXPENSES...............................    5,387    1,997    1,286
                                                              -------   ------   ------
OPERATING INCOME (LOSS).....................................   (4,391)     156      479
Other income -- net.........................................       35       33       36
Interest expense............................................      151       58       38
                                                              -------   ------   ------
Income (loss) before provision for income taxes.............   (4,507)     131      477
Provision for income taxes..................................      105      207      158
                                                              -------   ------   ------
Income (loss) before cumulative effect of accounting
  change....................................................   (4,612)     (76)     319
Cumulative effect of accounting change (net of provision
  (benefit) for income taxes of $(2) and $21 for the years
  ended September 30, 2001 and 1999, respectively)..........       (4)      --       32
                                                              -------   ------   ------
NET INCOME (LOSS)...........................................  $(4,616)  $  (76)  $  351
                                                              =======   ======   ======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of accounting
  change....................................................  $ (3.46)  $ (.07)  $  .31
Cumulative effect of accounting change......................       --       --      .03
                                                              -------   ------   ------
Net income (loss)...........................................  $ (3.46)  $ (.07)  $  .34
                                                              =======   ======   ======
Weighted average shares outstanding -- basic and diluted (in
  millions).................................................    1,334    1,035    1,035
                                                              =======   ======   ======

          See Notes to Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               2001          2000
                                                              -------       ------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 3,152       $   --
  Trade receivables, less allowances of $33 and $17 at
     September 30, 2001 and 2000, respectively..............      347          699
  Receivables due from Lucent Technologies Inc..............       42          122
  Inventories...............................................      304          380
  Deferred income taxes -- net..............................       --           69
  Prepaid expense...........................................       61           68
  Other current assets......................................      154           66
                                                              -------       ------
     TOTAL CURRENT ASSETS...................................    4,060        1,404
Property, plant and equipment -- net........................    1,851        1,883
Goodwill and other acquired intangibles -- net of
  accumulated amortization of $93 and $210 at September 30,
  2001 and 2000, respectively...............................      343        3,491
Deferred income taxes -- net................................        4           55
Other assets................................................      304          234
                                                              -------       ------
     TOTAL ASSETS...........................................  $ 6,562       $7,067
                                                              =======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY/INVESTED EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   514       $  267
  Payroll and benefit-related liabilities...................      138          193
  Short-term debt...........................................    2,516           14
  Income taxes payable......................................      336          289
  Restructuring reserve.....................................      171           --
  Other current liabilities.................................      229          213
                                                              -------       ------
     TOTAL CURRENT LIABILITIES..............................    3,904          976
Post-employment benefit liabilities.........................       92           95
Long-term debt..............................................       33           46
Deferred income taxes -- net................................       --          103
Other liabilities...........................................       72           66
                                                              -------       ------
     TOTAL LIABILITIES......................................    4,101        1,286
                                                              -------       ------
Commitments and contingencies
STOCKHOLDERS' EQUITY/INVESTED EQUITY
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....       --           --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 727,000,107 shares
  issued and outstanding at September 30, 2001 and no shares
  issued and outstanding at September 30, 2000..............        7           --
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 908,100,000 shares
  issued and outstanding at September 30, 2001 and
  1,035,100,000 shares issued and outstanding at September
  30, 2000..................................................        9           10
Additional paid-in capital..................................    6,996           --
Owner's net investment......................................       --        5,823
Accumulated deficit.........................................   (4,542)          --
Accumulated other comprehensive loss........................       (9)         (52)
                                                              -------       ------
     TOTAL STOCKHOLDERS' EQUITY/INVESTED EQUITY.............    2,461        5,781
                                                              -------       ------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/INVESTED
      EQUITY................................................  $ 6,562       $7,067
                                                              =======       ======

          See Notes to Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
                    IN STOCKHOLDERS' EQUITY/INVESTED EQUITY
                     AND TOTAL COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
CLASS A COMMON STOCK
Beginning balance...........................................  $    --   $    --   $    --
Issuance of Class A common stock............................        6        --        --
Conversion of Class B to Class A common stock...............        1        --        --
                                                              -------   -------   -------
Ending balance..............................................        7        --        --
                                                              -------   -------   -------
CLASS B COMMON STOCK
Beginning balance...........................................       10        10        10
Conversion of Class B to Class A common stock...............       (1)       --        --
                                                              -------   -------   -------
Ending balance..............................................        9        10        10
                                                              -------   -------   -------
OWNER'S NET INVESTMENT
Beginning balance...........................................    5,823     1,969     1,649
Net loss prior to February 1, 2001..........................      (74)       --        --
Net income (loss)...........................................       --       (76)      351
Transfers to Lucent Technologies Inc. ......................   (1,405)   (4,492)   (3,777)
Transfers from Lucent Technologies Inc. ....................    1,501     8,422     3,746
Transfer to additional paid in capital......................   (5,845)       --        --
                                                              -------   -------   -------
Ending balance..............................................       --     5,823     1,969
                                                              -------   -------   -------
ADDITIONAL PAID IN CAPITAL
Beginning balance...........................................       --        --        --
Transfer from owner's net investment........................    5,845        --        --
Transfers to Lucent Technologies Inc. ......................   (1,604)       --        --
Transfers from Lucent Technologies Inc. ....................    1,813        --        --
Debt transferred from Lucent Technologies Inc. .............   (2,500)       --        --
Issuance of common stock -- net of expense..................    3,442        --        --
                                                              -------   -------   -------
Ending balance..............................................    6,996        --        --
                                                              -------   -------   -------
ACCUMULATED DEFICIT
Beginning balance...........................................       --        --        --
Net loss from February 1, 2001..............................   (4,542)       --        --
                                                              -------   -------   -------
Ending balance..............................................   (4,542)       --        --
                                                              -------   -------   -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance...........................................      (52)      (17)      (16)
Foreign currency translations...............................       26       (35)        1
Unrealized loss on cash flow hedges -- net of taxes of $0...      (13)       --        --
Unrealized holding gains (losses) -- net of taxes of $0 in
  2001 and $1 in 1999.......................................       30        --        (2)
                                                              -------   -------   -------
Ending balance..............................................       (9)      (52)      (17)
                                                              -------   -------   -------
  TOTAL STOCKHOLDERS' EQUITY/INVESTED EQUITY................  $ 2,461   $ 5,781   $ 1,962
                                                              =======   =======   =======
TOTAL COMPREHENSIVE INCOME (LOSS)
Net income (loss)...........................................  $(4,616)  $   (76)  $   351
Other comprehensive income (loss)...........................       43       (35)       (1)
                                                              -------   -------   -------
  TOTAL COMPREHENSIVE INCOME (LOSS).........................  $(4,573)  $  (111)  $   350
                                                              =======   =======   =======

          See Notes to Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                2001      2000     1999
                                                              --------   ------   ------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(4,616)   $ (76)   $ 351
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, net of effects of
  acquisitions of businesses:
  Cumulative effect of accounting change....................        4       --      (32)
  Restructuring and separation expense -- net of cash
     payments...............................................      492       --       --
  Provision for inventory write-downs.......................      409       29       11
  Depreciation and amortization.............................      871      666      398
  Provision for uncollectibles..............................       16        6        3
  Benefit (provision) for deferred income taxes.............       42       (2)     (14)
  Purchased in-process research and development.............       --      446       17
  Impairment of investments.................................       47       --       --
  Impairment of goodwill and other acquired intangibles.....    2,762       --       --
  Equity (earnings) loss from investments...................      (42)      (4)      20
  Gain on sales of investments..............................       --      (18)     (32)
  Amortization of debt issuance costs.......................       29       --       --
  Decrease (increase) in receivables........................      413     (237)      25
  Increase in inventories...................................     (333)     (95)     (37)
  Increase in accounts payable..............................      243       37       70
  (Decrease) increase in payroll and benefit liabilities....      (51)     (66)      39
  Changes in other operating assets and liabilities.........      (30)      77     (132)
  Other adjustments for non-cash items -- net...............       13       (1)       3
                                                              -------    -----    -----
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      269      762      690
                                                              -------    -----    -----
INVESTING ACTIVITIES
Capital expenditures........................................     (723)    (672)    (656)
Proceeds from the sale or disposal of property, plant and
  equipment.................................................        2       --       --
Purchases of investments....................................       --      (65)     (48)
Sales of investments........................................       --       18       36
Acquisitions of businesses -- net of cash acquired..........       (1)    (104)     (92)
Other investing activities -- net...........................       (1)      (6)       7
                                                              -------    -----    -----
NET CASH USED IN INVESTING ACTIVITIES.......................     (723)    (829)    (753)
                                                              -------    -----    -----
FINANCING ACTIVITIES
Transfers from Lucent Technologies Inc. ....................      171       85       68
Principal payments of long-term debt........................      (12)     (18)      (5)
Proceeds from issuance of stock -- net of expenses..........    3,448       --       --
                                                              -------    -----    -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    3,607       67       63
                                                              -------    -----    -----
Effect of exchange rate changes on cash.....................       (1)      --       --
Net increase in cash and cash equivalents...................    3,152       --       --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       --       --       --
                                                              -------    -----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 3,152    $  --    $  --
                                                              =======    =====    =====

          See Notes to Consolidated and Combined Financial Statements.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

1.  BACKGROUND AND BASIS OF PRESENTATION

  BACKGROUND

     On July 20, 2000, Lucent Technologies Inc. ("Lucent") announced its intention to spin off its integrated circuits and optoelectronic components businesses (collectively, the "Company's Businesses") that now comprise Agere Systems Inc. (the "Company" or "Agere"). At that time, Lucent announced it intended to distribute all shares of the Company's common stock it then owned to its stockholders in a tax free distribution (the "Distribution") by the end of Lucent's then current fiscal year, September 30, 2001, following the initial public offering ("IPO") of the Company's Class A common stock, which was completed in April 2001.

     On August 1, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Lucent. On this date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding. Effective February 1, 2001, Lucent transferred to the Company substantially all of the assets and liabilities of the Company's Businesses (the "Separation") except for short-term debt and related fees which were transferred at the IPO closing date, and pension and postretirement plan assets and liabilities which will be transferred at a later date.

     On March 14, 2001, the Company amended its certificate of incorporation to authorize shares of Class A and Class B common stock and changed and reclassified its 1,000 outstanding shares of common stock into 1,035,100,000 shares of Class B common stock (the "Recapitalization"). The ownership rights of Class A and Class B common stockholders are the same except that each share of Class B common stock has four votes for the election and removal of directors while each share of Class A common stock has one vote for such matters. All Company share and per share data has been retroactively adjusted to reflect the Recapitalization as if it had occurred at the beginning of the earliest period presented. On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in the IPO for $6 per share less underwriting discounts and commissions of $.23 per share. On April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock.

     Agere is currently a majority-owned subsidiary of Lucent. On August 16, 2001, Lucent announced that it had entered into amendments with the lenders under its credit facilities that impose a number of conditions that Lucent must satisfy in order to spin off Agere. Lucent has stated that it remains committed to completing the process of separating Agere from Lucent, and that it intends to move forward with the distribution of the Agere stock it holds in a tax-free distribution. Because Lucent must meet a number of conditions before it can complete the spin off and because Lucent alone will make the decision about whether to complete the spin off, even if the conditions were met, we can not assure you that Lucent will complete the spin off by a particular date or at all.

     The Company adopted a rights agreement prior to the completion of the IPO. The delivery of a share of the Company's common stock currently constitutes the delivery of a preferred stock purchase right associated with such share. These rights may have anti-takeover effects in that the existence of the rights may deter a potential acquiror from making a takeover proposal or a tender offer.

  BASIS OF PRESENTATION

     The consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Manage-

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

ment believes the assumptions underlying the consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings on February 1, 2001, the date on which Lucent began transferring to the Company the assets and liabilities of the Company's Businesses. The formation of the Company and the transfers of assets and liabilities from Lucent have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

     The consolidated and combined financial statements include allocations of certain Lucent expenses, assets and liabilities, including the items described below.

  General Corporate Expenses

     Lucent allocated general corporate expenses based on revenue prior to February 1, 2001. These allocations were reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. These allocations amounted to $60, $178 and $194 for fiscal 2001, 2000 and 1999, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Since the Separation, the Company has performed these functions using its own resources or through purchased services. The Company and Lucent entered into agreements for Lucent to provide certain general corporate services on a transition basis. See Note 19 "Transactions with Lucent."

  Basic Research

     Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. This allocation amounted to $23, $66 and $64 for fiscal 2001, 2000 and 1999, respectively. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company. The expenses for basic research currently conducted by the Company are included with all other research and development expenses in the consolidated statements of operations.

  Interest Expense

     Prior to the Separation, Lucent provided financing to the Company and incurred debt at the parent level. The combined balance sheets, prior to the IPO, do not include debt other than capitalized lease obligations. As a result of the Separation, there was no interest expense allocated to the Company from Lucent after January 31, 2001. The consolidated and combined statements of operations, however, include an allocation of interest expense totaling $32, $52 and $38, for fiscal 2001, 2000 and 1999, respectively. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The Company's interest expense as a stand-alone company is higher than that reflected in the combined statements of operations, primarily due to the $2,500 credit facility assumed from Lucent following the IPO. Interest expense for all periods presented also includes interest expense related to the Company's capitalized lease obligation.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  Pension and Postretirement Costs

     The documents relating to the Separation provide that, until the Distribution, the Company's United States ("U.S.") employees will be participants in Lucent's pension plans. At the Distribution, the Company will become responsible for pension benefits for the active U.S. employees of the Company, as well as U.S. employees who retire or terminate after the IPO. Lucent will transfer to the Company the pension and postretirement assets and liabilities related to these employees at the Distribution. Obligations related to retired and terminated vested U.S. employees prior to the IPO will remain the responsibility of Lucent. Lucent has managed its U.S. pension and postretirement benefit plans on a consolidated basis and separate Company information is not readily available. The consolidated and combined statements of operations include, however, an allocation of the costs (benefits) of the U.S. employee pension and postretirement plans. These costs (benefits) were allocated based on the Company's U.S. active employee population for each of the years presented. In relation to the Lucent plans, the Company recorded pension (benefit) expense of $(2), $27 and $38, for fiscal 2001, 2000 and 1999, respectively, and postretirement expense of $10, $15 and $17, for fiscal 2001, 2000 and 1999, respectively. The Company is responsible for the pension and postretirement benefits of its non-U.S. employees. The liabilities of the various country-specific plans for these employees are reflected in the consolidated and combined financial statements and were not material for the periods presented. There are estimated prepaid pension assets of $122 and postretirement liabilities of $86 as of September 30, 2001 associated with various existing Lucent pension and other employee benefit plans related to the Company's employees. These assets and liabilities will not be reflected in the Company's financial statements until the plan assets and liabilities are transferred. The amounts transferred to the Company for prepaid pension assets and postretirement liabilities could be materially different than these amounts at the Distribution.

  Income Taxes

     The Company's income taxes have been calculated on a separate tax return basis prior to the IPO. This reflects Lucent's tax strategies, and is not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

  Cash and Receivables

     Prior to the Separation, cash deposits from the Company's Businesses were transferred to Lucent on a regular basis and were netted against the owner's net investment account as Lucent used a centralized approach to cash management and the financing of its operations. As a result, none of Lucent's cash, cash equivalents or debt was allocated to the Company in the combined financial statements. The receivable from Lucent reflected in the combined balance sheet included both accounts receivable related to non-U.S. sales to Lucent as well as an amount of receivables for sales to Lucent in the U.S. that were historically settled through owner's net investment. In order to better reflect the historic trends in working capital resulting from the sales to Lucent in the U.S. and provide a more meaningful basis of comparison in future periods, the Company had carved out of the owner's net investment account at September 30, 2000 an amount of receivables related to the sales to Lucent in the U.S. calculated using the Company's days sales outstanding for third party receivables. At September 30, 2000, such amounts included in receivables due from Lucent were $90. Changes in invested equity represent any funding required from Lucent for working capital, acquisition or capital expenditure requirements after giving effect to the Company's transfers of cash to or from Lucent.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF COMBINATION AND CONSOLIDATION

     Prior to the Separation, the combined financial statements included certain majority owned subsidiaries and assets and liabilities of the Company's Businesses not owned by the Company that were transferred to the Company from Lucent on February 1, 2001. Following the Separation, the Company's consolidated financial statements include the accounts of majority owned subsidiaries which it controls and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material inter-company transactions and balances between and among the Company's Businesses, subsidiaries and investees accounted for under the equity method of accounting have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include an allocation of costs by Lucent, assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, employee benefits, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments among others. The markets for the Company's products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price erosion, all of which could impact the future realizability of the Company's assets. Actual results could differ from those estimates.

  FOREIGN CURRENCY TRANSLATION

     Balance sheet accounts of the Company's foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive income (loss) in stockholders' equity/invested equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity's functional currency, are included in the consolidated and combined statements of operations.

  REVENUE RECOGNITION

     Revenue is derived from sales of products in the integrated circuits and optoelectronic segments and from intellectual property licensing. Revenue is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. The Company recognizes revenue from product sales to distributors when all obligations have been satisfied. The Company's distributor arrangements generally provide for limited product returns and price protection. A provision for estimated sales returns and other allowances is recognized as a reduction of revenue at the time of revenue recognition based upon historical experience. The Company has not historically entered into long-term contracts or service agreements. Revenue from intellectual property licensing revenue is recognized over the license term. Estimated sales allowances are provided as a reduction of revenue at the time of revenue recognition.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The impact of adoption was not material to its consolidated financial position or results of operations.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred.

  CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of ninety days or less to be cash equivalents. Cash is reflected net of outstanding checks.

  INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using a combination of either accelerated or straight-line methods over the estimated useful lives of the various asset classes.

     Estimated useful lives range from three to five years for machinery, electronic and other equipment, and up to forty years for buildings. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated and combined balance sheets and any gain or loss is reflected in the consolidated and combined statements of operations.

  INTERNAL USE SOFTWARE

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on October 1, 1999. Certain costs of computer software developed or obtained for internal use, that were previously expensed as incurred, are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

  GOODWILL AND OTHER ACQUIRED INTANGIBLES

     Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of four to nine years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, including goodwill and other acquired intangibles, are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  FINANCIAL INSTRUMENTS

     The Company uses various financial instruments, including foreign currency exchange forward contracts, to manage and reduce risk to the Company by generating cash flows which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. The Company's derivative financial instruments are for purposes other than trading. The Company's non-derivative financial instruments include letters of credit.

  INVESTMENTS

     Investments in marketable securities that are available for sale are recorded at fair value. Unrealized gains and losses related to these securities are excluded from earnings and are included as a separate component of comprehensive income (loss) until such gains or losses are realized.

     Minority equity investments in non-publicly traded companies are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

  INCOME TAXES

     Historically, certain of the Company's operations have been included in Lucent's consolidated income tax returns. Income tax expense in the Company's consolidated and combined statements of operations has been calculated on a separate tax return basis prior to the IPO. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable.

  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per common share for all periods prior to the IPO is calculated by dividing net income (loss) by 1,035,000,000, which is the number of shares issued to Lucent on August 1, 2000 as retroactively adjusted for the Recapitalization. For periods following the IPO, basic earnings
(loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period and diluted earnings (loss) per common share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Because of the Company's net loss, the effect of dilutive securities for fiscal 2001 was not considered.

  OTHER COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) includes, in addition to net income
(loss), unrealized gains and losses excluded from the consolidated and combined statements of operations that are recorded directly into a separate section of stockholders' equity/invested equity on the consolidated and combined balance sheets. These unrealized gains and losses are referred to as other comprehensive income (loss). The Company's accumulated other comprehensive income (loss) shown on the consolidated and combined balance sheets consists of foreign currency translation adjustments which are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries, unrealized investment holding gains and losses which also are not adjusted for income taxes and unrealized losses on cash flow hedges which also are not adjusted for income taxes.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

3.  ACQUISITIONS

     The following table presents information about certain acquisitions in fiscal 2000 and 1999. No significant acquisitions occurred during fiscal 2001. All the acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included existing technology, purchased in-process research and development ("IPRD") and other intangibles. IPRD charges were recorded in the quarter in which the transaction was completed. The consolidated and combined financial statements include the results of operations and the estimated fair value of assets and liabilities assumed from the respective dates of acquisitions. The acquired entities are 100% owned.

                       ACQUISITION   PURCHASE               EXISTING       OTHER      PURCHASED
                          DATE        PRICE     GOODWILL   TECHNOLOGY   INTANGIBLES     IPRD
                       -----------   --------   --------   ----------   -----------   ---------
2000
Herrmann(1)..........     6/00        $  432     $  384       $ 52         $ 16         $ 34
Ortel(2).............     4/00         2,998      2,554        171           24          307
Agere, Inc.(3).......     4/00           377        303        n/a          n/a           94
Assets of VTC(4).....     3/00           104         46         31            7           11
1999
Enable(5)............     3/99        $   51     $   34       $  8          n/a         $  9
Sybarus(6)...........     2/99            41         33        n/a          n/a            8

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
2000
Herrmann(1)..........     8            7             7
Ortel(2).............     9          7.5           4-9
Agere, Inc.(3).......     7          n/a           n/a
Assets of VTC(4).....     7            5             7
1999
Enable(5)............     6            7           n/a
Sybarus(6)...........     4          n/a           n/a

---------------

(1) Herrmann Technology, Inc. was a developer and manufacturer of passive optical filters that could be used in conjunction with active optoelectronic components. The purchase price was paid in Lucent common stock and options.

(2) Ortel Corporation was a developer and manufacturer of optoelectronic components used in fiber optic systems for cable television and data communications networks. The purchase price was paid in Lucent common stock and options.

(3) Agere, Inc. was a developer of network processor integrated circuits. The purchase price was paid in Lucent common stock and options.

(4) VTC Inc. was a supplier of integrated circuits to computer hard disk drive manufacturers. The purchase price was paid in cash.

(5) Enable Semiconductor, Inc. was a developer of integrated circuits for local area network equipment. The purchase price was paid in cash.

(6) Sybarus Technologies, ULC was a developer of integrated circuits for communications networks. The purchase price was paid in cash.

     In connection with the acquisition of Herrmann, certain former stockholders of Herrmann were entitled to receive up to a total of 677,019 additional shares of Lucent common stock. Of that amount, 150,000 shares are based on retention, which is recorded as compensation expense over the two-year period following the acquisition and 527,019 shares are based on the achievement of specified milestones which require the production of two products at improved manufacturing yields. As of September 30, 2001, 200,000 of the shares related to the achievement of milestones have been issued, resulting in additional goodwill. The remaining shares based on milestones, if distributed, will also be treated as additional goodwill.

     In connection with the acquisition of substantially all the assets of VTC, stockholders of VTC are entitled to receive additional cash consideration of up to $50 contingent on the delivery of product at specified manufacturing yields and the transfer and qualification of process technology to the Company's manufacturing facilities. As of September 30, 2001, $30 of the additional cash consideration has been paid, resulting in additional goodwill. Any future cash consideration, if paid, will also be recorded as additional goodwill.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     Included in the purchase price for the above acquisitions was IPRD, which was a non-cash charge to earnings for technology that had not reached technological feasibility and had no future alternative use. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and other acquired intangibles, less liabilities assumed.

     The value allocated to IPRD was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the IPRD were made for each project based on Lucent's estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, gross margins and expense levels for similar products.

     Revenue was estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes, and charges for the use of contributory assets for each project were deducted from estimated revenue to determine estimated after-tax cash flows for each project. Estimated operating expenses include costs, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market and generate revenue and costs to complete the IPRD.

     The discount rates utilized to discount the projected cash flows for each project were based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

     Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. Actual results could differ from those amounts.

     During fiscal 2001, it was determined that there was an other than temporary impairment to some of the goodwill and other acquired intangibles related to the acquisitions of Ortel, Herrmann Technology, Agere, Inc. and Enable Semiconductor. See Note 7 "Impairment of Goodwill and Other Acquired Intangibles."

     The following unaudited pro forma statement of income data for fiscal 2000 and 1999 give effect to the acquisition of Ortel as if it occurred on October 1, 1999 and 1998, respectively.

                                                                YEAR ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Revenue.....................................................  $4,760   $3,783
Income (loss) before cumulative effect of accounting
  change....................................................  $   48   $    7

     Pro forma adjustments to income (loss) before cumulative effect of accounting change include the impact of a full year of amortization of goodwill and other acquired intangibles but exclude the effect of IPRD of $307 for fiscal 2000. This is presented for information purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had this acquisition taken place at the beginning of each fiscal year presented.

4.  ACCOUNTING CHANGES

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For fiscal 2001, the change in fair market value of derivative instruments was recorded in other income-net and was not material.

5.  RECENT PRONOUNCEMENTS

  SFAS 142

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed for impairment at least annually and subject to new impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives but will no longer be limited to a maximum life of forty years. SFAS 142 is effective for Agere in fiscal year 2003, although earlier application is permitted. The Company plans to adopt SFAS 142 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

  SFAS 143

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with SFAS 143, retirement obligations will be recognized at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. SFAS 143 is effective for Agere in fiscal year 2003, with earlier application encouraged. The Company is currently evaluating the potential effects, if any, on its financial condition and results of operations of adopting SFAS 143, as well as the timing of its adoption.

  SFAS 144

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS 144 is effective for Agere in fiscal year 2003, with earlier application encouraged. The Company is currently evaluating the potential effects, if any, on its financial condition and results of operations of adopting SFAS 144, as well as the timing of its adoption.

6.  RESTRUCTURING AND SEPARATION EXPENSES AND INVENTORY PROVISION

  RESTRUCTURING EXPENSES

     In fiscal 2001, the Company announced a series of restructuring initiatives to align the Company with market conditions. These initiatives were focused on improving gross profit, reducing expenses and streamlining operations. The Company recorded a restructuring charge of $563 for the year ended September 30, 2001

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

classified within restructuring and separation expenses. These restructuring initiatives include a worldwide workforce reduction, rationalization of manufacturing capacity, and other activities.

  Worldwide Workforce Reduction

     The restructuring initiatives announced in fiscal 2001 will result in a workforce reduction of approximately 6,000 employees across various business functions, operating units and geographic regions, and includes management and occupational employees. The Company recorded a restructuring charge of $177 for fiscal 2001 relating to approximately 5,500 employees, of which approximately 4,300 employees have been taken off-roll as of September 30, 2001, and expects to record a restructuring charge related to the additional 500 employees by the end of the first quarter of fiscal 2002. Of the $177 charge, $28 represents termination benefits to certain U.S. management employees that will be funded through Lucent's pension assets. Severance costs and other exit costs noted above were determined in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

  Rationalization of Manufacturing Capacity and Other Charges

     The Company recorded a restructuring charge of $386 in fiscal 2001 relating to the rationalization of under-utilized manufacturing facilities and other restructuring-related activities. The Company has discontinued its manufacturing operations at its chip fabrication plant in Madrid, Spain. The Company is also rationalizing under-utilized manufacturing capacity at its facilities in Orlando, Florida, and in Allentown, Breiningsville, and Reading, Pennsylvania. In addition, the Company is consolidating several satellite-manufacturing sites as well as leased corporate offices. The restructuring charge for fiscal 2001 includes $37, related to facility closings primarily for lease terminations, non-cancelable leases and related costs. It also includes an asset impairment charge of $287 for fiscal 2001 related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. This charge was recognized in accordance with the guidance on impairment of assets in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The remaining restructuring charge of $62 for fiscal 2001 relates primarily to contract terminations.

     A summary of restructuring costs is outlined as follows:

                                                  YEAR ENDED
                                              SEPTEMBER 30, 2001         SEPTEMBER 30, 2001
                                         -----------------------------   ------------------
                                          TOTAL    NON CASH     CASH       RESTRUCTURING
                                         CHARGES   CHARGES    PAYMENTS        RESERVE
                                         -------   --------   --------   ------------------
Workforce reduction....................   $177      $ (28)      $(57)           $ 92
Rationalization of manufacturing
  capacity and other charges...........    386       (293)       (14)             79
                                          ----      -----       ----            ----
  Total................................   $563      $(321)      $(71)           $171
                                          ====      =====       ====            ====

     We anticipate that the majority of the remaining cash expenditures relating to workforce reductions will be paid by the end of the calendar year and the majority of the contract terminations will be paid by the end of the second fiscal quarter of 2002. Amounts related to non-cancelable lease obligations due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. We expect to substantially complete implementation of the announced restructuring program by December 31, 2001.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  SEPARATION EXPENSES

     The Company incurred costs, fees and expenses relating to the Separation. These costs, fees and expenses were primarily related to legal separation matters, designing and constructing the Company's computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. In fiscal 2001, the Company incurred $99 of separation expenses included in restructuring and separation expenses.

  INVENTORY PROVISION

     The Company recorded inventory provisions, classified within cost of sales, of $409 in fiscal 2001 compared to inventory provisions of $29 in fiscal 2000. The fiscal 2001 amount, which includes purchase order cancellation charges, reflects significant decrease in forecasted revenue and was calculated in accordance with the Company's inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

7.  IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. During fiscal 2001, the Company evaluated goodwill and other acquired intangibles associated with recent acquisitions for impairment. The assessment was performed in accordance with SFAS 121 as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which the Company operates. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company's products, as well as anticipated future demand. Discount rates used were based upon the Company's weighted average cost of capital adjusted for business risks. These amounts are based on management's best estimate of future results.

     As a result of the assessment, the Company determined that an other than temporary impairment existed related to the Company's acquisitions of Ortel, Herrmann Technology, Agere, Inc. and Enable Semiconductor. The Company recorded a charge to reduce goodwill and other acquired intangibles of $2,762 during fiscal 2001, consisting of $2,220, $275, $240 and $27 related to Ortel, Herrmann Technology, Agere, Inc. and Enable Semiconductor, respectively.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

8.  SUPPLEMENTARY FINANCIAL INFORMATION

  INCOME STATEMENT INFORMATION

                                                                YEAR ENDED SEPTEMBER 30,
                                                               --------------------------
                                                                2001      2000      1999
                                                               ------    ------    ------
INCLUDED IN COSTS AND OPERATING EXPENSES
Depreciation and amortization of property, plant and
  equipment.................................................    $445      $477      $385
                                                                ====      ====      ====
OTHER INCOME -- NET
Interest income.............................................    $ 69      $ --      $ --
Loss on sales of fixed assets...............................      (5)       --        --
Gain (loss) on foreign currency transactions................     (14)        6         9
Gain on sales of investments................................      --        18        32
Impairment of investments...................................     (47)       --        --
Equity earnings (loss) from investments.....................      42         4       (20)
Other income (loss).........................................     (10)        5        15
                                                                ----      ----      ----
Other income -- net.........................................    $ 35      $ 33      $ 36
                                                                ====      ====      ====

  BALANCE SHEET INFORMATION

                                                                 SEPTEMBER 30,
                                                               ------------------
                                                                2001       2000
                                                               -------    -------
INVENTORIES
Completed goods.............................................   $    87    $   119
Work in process and raw materials...........................       217        261
                                                               -------    -------
Inventories.................................................   $   304    $   380
                                                               =======    =======
PROPERTY, PLANT AND EQUIPMENT -- NET
Land and improvements.......................................   $    44    $    54
Buildings and improvements..................................       660        640
Machinery, electronic and other equipment...................     3,566      3,746
                                                               -------    -------
          Total property, plant and equipment...............     4,270      4,440
Less: accumulated depreciation and amortization.............    (2,419)    (2,557)
                                                               -------    -------
Property, plant and equipment -- net........................   $ 1,851    $ 1,883
                                                               =======    =======

  CASH FLOW INFORMATION

     Prior to the Separation, interest and income taxes were paid by Lucent on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company. Following the Separation, the Company began to pay interest and income tax expenses. Interest for fiscal 2001 is primarily related to the $2,500 credit facility assumed from Lucent in connection with the IPO and the Company's capitalized lease obligation. The interest and income tax payments were $84 and $52, respectively, for fiscal 2001.

     Transfers from Lucent include the following non-cash transactions: (1) a $2,500 decrease to additional paid in capital to reflect the transfer of the credit facility; Agere did not receive any of the proceeds, (2) a $3,807 increase in owner's net investment, to reflect the Ortel, Herrmann and Agere, Inc. acquisitions that

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

were made with Lucent common stock and options in fiscal 2000, and (3) a $32 decrease in owner's net investment for a change in accounting related to pension and postretirement benefit costs reflected in fiscal 1999.

     A capital lease obligation of $83 was entered into in fiscal 1999, for the lease of semiconductor manufacturing equipment.

  Acquisitions of Businesses

     Shown below is the impact on cash flows related to the acquisition of businesses for cash in the fiscal years presented.

                                                               YEAR ENDED SEPTEMBER 30,
                                                               -------------------------
                                                               2001      2000      1999
                                                               -----     -----     -----
Fair value of assets acquired, net of cash acquired.........    $ 1      $106       $99
Less: fair value of liabilities assumed.....................     --         2         7
                                                                ---      ----       ---
Acquisitions of businesses, net of cash acquired............    $ 1      $104       $92
                                                                ===      ====       ===

9.  INCOME TAXES

     The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
U.S. federal statutory income tax rate......................    35.0%     35.0%    35.0%
State and local income taxes, net of federal income tax
  effect....................................................     1.1       2.1      1.1
Non U.S. earnings taxed at different rates..................    (2.6)     (5.1)    (0.7)
Research credits............................................     0.7      (2.5)    (1.8)
Foreign sales corporation...................................     0.4      (1.4)    (1.6)
Valuation allowance.........................................   (12.3)       --       --
Other differences -- net....................................    (0.6)     (0.3)     0.2
                                                               -----     -----     ----
Effective income tax rate excluding acquisition related
  costs.....................................................    21.7      27.8     32.2
Acquisition related costs(1)................................   (24.0)    130.2      0.9
                                                               -----     -----     ----
Effective income tax rate...................................    (2.3)%   158.0%    33.1%
                                                               =====     =====     ====

---------------

(1) Non-tax deductible IPRD and amortization of goodwill.

     The fiscal 2001 rate includes the impact of recording a full valuation allowance of approximately $553 for deferred tax assets.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     The following table presents the United States and foreign components of income (loss) before income taxes and the provision for income taxes.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                2001      2000    1999
                                                              --------   ------   -----
INCOME (LOSS) BEFORE INCOME TAXES
United States...............................................  $(4,451)   $(221)   $332
Non-U.S. ...................................................      (56)     352     145
                                                              -------    -----    ----
Income (loss) before income taxes...........................  $(4,507)   $ 131    $477
                                                              =======    =====    ====
PROVISION FOR INCOME TAXES
CURRENT
Federal.....................................................  $     7    $ 105    $ 86
State and local.............................................        6       21       9
Non-U.S. ...................................................       50       83      77
                                                              -------    -----    ----
Sub-total...................................................       63      209     172
                                                              -------    -----    ----
DEFERRED
Federal.....................................................        5        9      32
State and local.............................................        3        1      (2)
Non-U.S. ...................................................       34      (12)    (44)
                                                              -------    -----    ----
Sub-total...................................................       42       (2)    (14)
                                                              -------    -----    ----
Provision for income taxes..................................  $   105    $ 207    $158
                                                              =======    =====    ====

     As of September 30, 2001, the Company had total federal and state net operating loss carryforwards (tax-effected) of approximately $506, and federal research and development credit carryforwards of approximately $13, the majority of which expires in fiscal 2022.

     The components of deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

                                                              SEPTEMBER 30,
                                                              --------------
                                                               2001    2000
                                                              ------   -----
DEFERRED TAX ASSETS
Benefit obligations.........................................  $  48    $ 66
Reserves and allowances.....................................    132      65
Net operating loss/credit carryforwards.....................    519       9
Valuation allowance.........................................   (537)     --
Other.......................................................      9       5
                                                              -----    ----
  Total deferred tax assets.................................  $ 171    $145
                                                              =====    ====
DEFERRED TAX LIABILITIES
Property, plant, and equipment..............................  $  98    $ 87
Investments.................................................     16      --
Intangibles.................................................     53      37
                                                              -----    ----
  Total deferred tax liabilities............................  $ 167    $124
                                                              =====    ====

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $423 undistributed earnings of its non-U.S. subsidiaries as of September 30, 2001, because these earnings are intended to be reinvested indefinitely.

10.  AVAILABLE-FOR-SALE SECURITIES

     The Company's investments in marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities." These investments are carried at fair value with any unrealized gains and losses recorded as a separate component of other comprehensive income
(loss). Fair value is based upon market prices quoted on the last day of the fiscal year. The fair market value of available-for-sale securities included in the consolidated and combined balance sheet was $41 as of September 30, 2001 and the Company had no available-for-sale securities as of September 30, 2000. The unrealized gain recorded as a separate component of other comprehensive income
(loss) for fiscal 2001 was $30.

11.  INVESTMENT IN SILICON MANUFACTURING PARTNERS

     In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ("SMP"), with Chartered Semiconductor Manufacturing Ltd.'s ("Chartered Semiconductor"), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. The Company recognized equity earnings (losses) of $54, $0 and $(24) in fiscal 2001, 2000 and 1999, respectively.

     The following table shows the condensed balance sheets and statements of operations of SMP:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Assets
  Current assets............................................  $121    $ 76
  Noncurrent assets.........................................   549     553
Liabilities
  Current liabilities.......................................  $ 61    $ 92
  Noncurrent liabilities....................................   406     355

                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                                               ------------------
                                                               2001   2000   1999
                                                               ----   ----   ----
Revenue.....................................................   $234   $169   $ 14
Gross profits (loss)........................................     83     16    (23)
Income (loss) from continuing operations....................     47     (2)   (47)
Net income (loss)...........................................   $ 47   $ (2)  $(47)

     Effective January 1, 2001, SMP adopted SFAS 133. During the nine months ended September 30, 2001, SMP entered into cash flow hedges to manage interest rate risk due to its floating interest rate debt and recorded an unrealized loss of $25 from these hedges as a separate component of other comprehensive income

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

(loss) for the nine months ended September 30, 2001. As a result, the Company recorded an unrealized loss of $13 in other comprehensive income (loss).

12.  DEBT

     On April 2, 2001, the Company assumed $2,500 of short-term borrowings under a credit facility with financial institutions from Lucent. In addition, the Company assumed $54 of prepaid financing fees, which will be amortized over the life of facility. The facility is comprised of term loans and revolving credit loans. The Company did not receive any of the proceeds of this short-term debt. The credit facility is secured by the Company's principal domestic assets other than the proceeds of the IPO and while Lucent remains a majority stockholder, real estate. Upon the repayment of $1,500 of the debt, and if the Company has credit ratings of BBB- or better with a stable outlook from Standard & Poor's and Baa3 or better with a stable outlook from Moody's Investor Services, the debt will become uncollateralized. At September 30, 2001, Agere's ratings were BB- from Standard & Poor's with a stable outlook and Ba3 from Moody's Investor Services with a stable outlook. Upon the repayment of $1,500, the remaining debt outstanding under this facility would consist of revolving credit loans. The credit facility will mature on February 21, 2002, which is 364 days from the date Lucent initially entered into the facility. The debt is not convertible into any other securities of the Company.

     The only periodic debt service obligation under the credit facility is to make quarterly interest payments. Interest rates on borrowings under the credit facility are based on the applicable LIBOR rate, or at the Company's election the prime rate, in each case plus a spread that will vary depending on the Company's credit rating and whether or not $1,500 of the debt is repaid, as described below. For ratings of BB- from Standard & Poor's and Ba3 from Moody's, the applicable interest rate at September 30, 2001 would be the applicable LIBOR rate plus 350 basis points. In addition, prior to any repayment of $1,500 of the debt, the interest rate will increase 25 basis points every ninety days from February 22, 2001. The weighted average interest rate at September 30, 2001 was 7.11%. Upon any repayment of $1,500 of the debt, the interest rates on the borrowings, assuming the credit rating remains the same, would return to the applicable LIBOR rate plus 350 basis points.

     The credit facility contains customary restrictions, affirmative and negative covenants and events of default for this type of collateralized financing. These covenants include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

     On October 4, 2001, the Company amended its credit facility. See Note 22 "Subsequent Events."

13.  TOTAL COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss), which is displayed in the consolidated and combined statements of changes in stockholders' equity/invested equity and total comprehensive income (loss), represents net income (loss) plus the results of certain equity changes not reflected in the consolidated and combined statements of operations.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     The components of accumulated other comprehensive income (loss) are shown below.

                                                                                      TOTAL
                                                                                   ACCUMULATED
                                                      UNREALIZED                      OTHER
                                          FOREIGN      HOLDING      UNREALIZED    COMPREHENSIVE
                                         CURRENCY       GAINS      LOSS ON CASH      INCOME
                                        TRANSLATION    (LOSSES)    FLOW HEDGES       (LOSS)
                                        -----------   ----------   ------------   -------------
Beginning balance October 1, 1998.....     $(18)         $ 2           $ --           $(16)
Current-period change.................        1           (2)            --             (1)
                                           ----          ---           ----           ----
Ending balance September 30, 1999.....      (17)          --             --            (17)
Current-period change.................      (35)          --             --            (35)
                                           ----          ---           ----           ----
Ending balance September 30, 2000.....      (52)          --             --            (52)
Current-period change.................       26           30            (13)            43
                                           ----          ---           ----           ----
Ending balance September 30, 2001.....     $(26)         $30           $(13)          $ (9)
                                           ====          ===           ====           ====

     The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-US subsidiaries. There were also no income taxes provided for the unrealized gain on investments. The unrealized loss on cash flow hedges was related to the SFAS 133 hedging activities by SMP, a joint venture with Chartered Semiconductor in Singapore and there were no income taxes provided for the unrealized loss.

14.  STOCK COMPENSATION PLANS

     Certain employees of the Company have been granted stock options and other equity-based awards under Lucent stock based compensation plans. At the time of the Distribution, awards outstanding under Lucent's stock-based compensation plans and held by Company employees will be converted to Company stock-based awards. The stock options and other awards, as converted or adjusted, will have the same vesting provisions, option periods, and other terms and conditions as the Lucent options and awards they replace. The number of shares and exercise price of each stock option will be adjusted so that following conversion, each option will have the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the Lucent stock options prior to the conversion. No new measurement date is expected to occur upon conversion of the stock options.

     Agere has stock-based compensation plans under which employees and outside directors receive stock option and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards and other stock unit awards. During fiscal 2001, employees of the Company were granted stock options and other equity-based awards under Agere's 2001 Long-Term Incentive Plan. The Company has reserved 182 million shares for issuance under these plans.

     Lucent stock options generally were granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have two to ten-year terms and vest no later than four years from the date of grant. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, have seven-year terms, and generally vest no later than four years from the date of grant.

     In connection with certain of the Company's acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for Lucent's common stock effective at the acquisition date. For acquisitions accounted for as purchases, the fair value of these options was included as part of the purchase price.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     Agere maintains an Employee Stock Purchase Plan (the "ESPP") with consecutive offering periods, each consisting of four purchase periods of approximately six months in length. The first offering period commenced on March 27, 2001 and ends April 30, 2003. Subsequent offering periods will run generally for 24 months beginning May 1 of every other year. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to certain limitations) deducted from their pay to purchase the Company's common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee's entry date for the current offering period, or the last trading day of each purchase period. The amount that may be offered pursuant to this plan is 85 million shares. As of September 30, 2001, no shares were purchased under the ESPP.

     Agere has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB No. 25, which uses the intrinsic value method, was $4, $1 and $1 for the years ended September 30, 2001, 2000 and 1999, respectively. If Agere had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value-based method, for its stock option plans and ESPP, net income (loss) for the Company would have been changed to the pro forma amounts indicated below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                2001      2000    1999
                                                              --------   ------   -----
NET INCOME (LOSS)
As reported.................................................  $(4,616)   $ (76)   $351
Pro forma*..................................................  $(4,752)   $(131)   $326
EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
As reported.................................................  $ (3.46)   $(.07)   $.34
Pro forma*..................................................  $ (3.56)   $(.13)   $.32

---------------

* The pro forma amounts shown above include the fair values of both the Agere and Lucent stock options held by Agere employees. Also included is the fair value of Agere options under the ESPP.

     The fair value of stock options used to compute pro forma net income (loss) disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
WEIGHTED AVERAGE ASSUMPTIONS (Lucent)
Dividend yield..............................................   0.58%    0.22%    0.14%
Expected volatility.........................................   59.0%    39.2%    33.3%
Risk free interest rate.....................................    5.0%     6.2%     4.8%
Expected holding period (in years)..........................    3.0      2.8      4.0
WEIGHTED AVERAGE ASSUMPTIONS (Agere)
Dividend yield..............................................   0.00%     n/a      n/a
Expected volatility.........................................   66.8%     n/a      n/a
Risk free interest rate.....................................   4.16%     n/a      n/a
Expected holding period (in years)..........................    2.4      n/a      n/a

     Presented below is a summary of the status of the Lucent stock options held by Company employees for which the Company estimates it will assume responsibility, and the related transactions for the years ended September 30, 2001, 2000 and 1999, as well as a summary of the status of Agere stock options and related transactions for fiscal 2001. The Lucent stock option activity is not necessarily indicative of what the activity

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

would have been had Agere been a separate stand-alone company during the periods presented, or what the activity may be in the future.

                                                                               WEIGHTED
                                                               SHARES          AVERAGE
                                                               (000'S)      EXERCISE PRICE
                                                               -------     ----------------
     LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 1998.......    12,379          $22.24
     Granted/Assumed*.......................................     3,432           42.88
     Exercised..............................................      (450)          12.22
     Forfeited/Expired......................................       (37)          34.34
                                                               -------
     LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999.......    15,324           27.13
     Granted/Assumed*.......................................    32,505           32.65
     Exercised..............................................    (4,339)           8.02
     Forfeited/Expired......................................    (1,723)          40.29
                                                               -------
     LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000.......    41,767           32.87
     Avaya Inc. spin-off adjustments#.......................       306            (.25)
                                                               -------
     LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000.......    42,073           32.62
     Granted/Assumed*.......................................     9,526           17.30
     Exercised..............................................    (2,033)           2.46
     Forfeited/Expired......................................    (4,086)          36.89
                                                               -------
     LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001.......    45,480          $32.59
                                                               =======
     AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000........        --              --
     Granted................................................   151,763          $ 5.81
     Exercised..............................................        --              --
     Forfeited/Expired......................................    (9,013)           5.87
                                                               -------
     AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001........   142,750          $ 5.81
                                                               =======

---------------

*  Includes options converted in acquisitions.

# Effective with the spin-off of Avaya Inc. on September 30, 2000, the number of outstanding options was adjusted and all exercise prices were decreased immediately following the spin-off date to preserve the economic values of the options that existed prior to the spin-off.

     The weighted average fair value of the Agere stock options and Lucent stock options held by Agere employees, is calculated using the Black-Scholes option-pricing model. The weighted average fair value of Agere stock options granted during fiscal 2001 was $2.43 per share, and for those granted by Lucent during fiscal 2001, 2000 and 1999 was $7.36, $15.88 and $14.46 per share, respectively.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     The following table summarizes the status of Lucent stock options, held by the Agere employees, which were outstanding at September 30, 2001.

                              STOCK OPTIONS OUTSTANDING       STOCK OPTIONS EXERCISABLE
                           --------------------------------   --------------------------
                                      WEIGHTED
                                       AVERAGE
                                      REMAINING    WEIGHTED                   WEIGHTED
                                     CONTRACTUAL   AVERAGE                    AVERAGE
                           SHARES       LIFE       EXERCISE     SHARES        EXERCISE
RANGE OF EXERCISE PRICES   (000'S)     (YEARS)      PRICE       (000'S)        PRICE
------------------------   -------   -----------   --------   -----------   ------------
$0.12 to $11.05........      5,322      7.17        $ 3.15        2,702        $ 3.31
$11.06 to $17.32.......      7,977      6.33         13.54        2,418         11.45
$17.33 to $27.01.......      7,229      8.00         19.79        1,811         20.83
$27.02 to $45.50.......     13,325      3.36         39.96       11,013         39.19
$45.51 to $59.73.......      8,565      8.30         56.82        1,930         57.50
$59.74 to $63.88.......      2,321      8.19         62.29          539         61.88
$63.89 to $77.09.......        741      8.21         68.02           82         69.76
                           -------                               ------
Total..................     45,480      6.32        $32.59       20,495        $32.01
                           =======                               ======

     The following table summarizes the status of Agere stock options outstanding at September 30, 2001:

                              STOCK OPTIONS OUTSTANDING       STOCK OPTIONS EXERCISABLE
                           --------------------------------   --------------------------
                                      WEIGHTED
                                       AVERAGE
                                      REMAINING    WEIGHTED                   WEIGHTED
                                     CONTRACTUAL   AVERAGE                    AVERAGE
                           SHARES       LIFE       EXERCISE     SHARES        EXERCISE
RANGE OF EXERCISE PRICES   (000'S)     (YEARS)      PRICE       (000'S)        PRICE
------------------------   -------   -----------   --------   -----------   ------------
$5.15 to $5.70.........     68,134      6.83        $5.58          --           $  --
$5.71 to $6.48.........     73,814      6.48         6.00         404            5.96
$6.49 to $7.21.........        802      6.67         7.03          --              --
                           -------                                ---
Total..................    142,750      6.65        $5.81         404           $5.96
                           =======                                ===

     Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to Company employees.

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Lucent other stock unit awards granted (000's).............     500        4       40
Weighted average market value of shares granted during the
  period...................................................  $16.21   $64.91   $29.36
Agere other stock unit awards granted (000's)..............      75      n/a      n/a
Weighted average market value of shares granted during the
  period...................................................  $ 5.43      n/a      n/a

15.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the year ended September 30, 2001, 1,170,969 of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

     In addition, at September 30, 2001, Agere employees held stock-based awards covering approximately 46 million shares of Lucent common stock that may be converted to Agere stock-based awards at the time of

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

the Distribution, if the Distribution occurs. The number of shares of Agere common stock subject to substituted awards, if this conversion occurs, cannot be determined at this time since the conversion ratio will be determined at the Distribution based on the per share value of the Company's common stock in relation to that of Lucent's common stock.

16.  BENEFIT OBLIGATIONS

     The Company's financial statements reflect the cost experienced for its employees and retirees while included in the Lucent plans. Effective January 1, 2002, the Company will assume responsibility for all employee benefit plans other than pension benefits. Following the Distribution, the Company will assume responsibility for the pension benefits covering its active employees and employees who retired subsequent to the IPO.

  PENSION AND POSTRETIREMENT BENEFITS

     Several pension plans cover substantially all full-time employees. Retirement benefits under the plans are based on a career average or flat dollar formula. The domestic plans are non-contributory. A cash balance program was established for all companies acquired since October 1, 1996 that did not participate in a defined benefit pension plan and all management employees hired after January 1, 1999. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. Following termination, the employee is entitled to receive the balance in the account in a lump sum. Under the cash balance program, future increases in earnings will not result in additional prior service costs. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. The employees in the cash balance pension plan are not eligible for the postretirement benefit plan.

     Until the Distribution, the Company's U.S. employees will be participants in Lucent's pension plans. At the Distribution, the Company will become responsible for pension benefits for the active U.S. employees of the Company, as well as U.S. employees who retired or terminated employment subsequent to the IPO. Obligations related to employees who retired or terminated employment prior to the IPO will remain the responsibility of Lucent. Following the Distribution, Lucent will transfer to the Company the pension and postretirement assets and liabilities related to these employees. Lucent has managed its U.S. employee benefit plans on a consolidated basis and separate company information is not readily available. The consolidated and combined statements of operations include an allocation of the costs (benefits) of the U.S. pension and postretirement plans. These costs were allocated based on the Company's U.S. active employee population for each of the years presented.

     Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-plan-assets component of annual net pension and postretirement benefit costs. Under the previous accounting method, the calculation of the market-related value of plan assets included only interest and dividends immediately, while all other realized and unrealized gains and losses were amortized on a straight-line basis over a five-year period. The new method used to calculate market-related value includes recognizing immediately an amount based on Lucent's historical asset returns and amortizes the difference between that amount and the actual return on a straight-line basis over a five-year period.

     The cumulative effect of this accounting change for Agere related to periods prior to fiscal 1999 of $53 ($32 after-tax) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs in fiscal 1999 that increased income by $10 ($6 after-tax) as compared with the previous accounting method.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     In fiscal 2001, Agere recorded non-cash charges totaling $28 for termination benefits paid from pension assets to U.S. paid management employees in connection with involuntary terminations as part of business restructuring. See Note 6 "Restructuring and Separation Expenses and Inventory Provision."

     In fiscal 2001, Lucent recorded final adjustments to the pension and postretirement assets and obligation amounts that were transferred to Avaya Inc. ("Avaya"), the former enterprise networks group of Lucent that was spun off on September 30, 2000.

     The information that follows was provided by Lucent and relates to the entire Lucent pension and postretirement plans, including discontinued operations. The following table shows the funded status of the Lucent pension and postretirement plans:

                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------   -----------------------
                                                 2001       2000        2001         2000
                                                -------   --------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at October 1.............  $26,113   $ 27,401    $ 8,242      $ 8,604
     Service cost.............................      316        478         35           67
     Interest cost............................    1,926      1,915        604          601
     Actuarial losses.........................    1,434        370        761           33
     Amendments...............................        9         (1)       (58)          --
     Benefits paid............................   (2,788)    (2,294)      (709)        (651)
     Settlements..............................       (3)        --        (10)          --
     Termination benefits.....................    1,954         --        197           --
     Impact of curtailments...................      715         --        288           --
     Benefit obligation assumed by Avaya......      174     (1,756)        48         (412)
                                                -------   --------    -------      -------
  Benefit obligation at September 30..........  $29,850   $ 26,113    $ 9,398      $ 8,242
                                                =======   ========    =======      =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at October 1......  $45,262   $ 41,067    $ 4,557      $ 4,467
     Actual (loss) return on plan assets......   (6,830)     9,791       (827)         654
     Lucent contributions.....................       25         19         17            8
     Benefits paid............................   (2,788)    (2,294)      (709)        (651)
     Assets transferred from (to) Avaya.......      259     (2,984)        36         (255)
     Other (including transfer of assets from
       pension to postretirement plans).......     (389)      (337)       366          334
                                                -------   --------    -------      -------
  Fair value of plan assets at September 30...  $35,539   $ 45,262    $ 3,440      $ 4,557
                                                =======   ========    =======      =======
FUNDED (UNFUNDED) STATUS OF THE PLAN..........  $ 5,689   $ 19,149    $(5,958)     $(3,685)
  Unrecognized prior service cost (credit)....    1,228      2,086       (135)          49
  Unrecognized transition asset...............     (103)      (322)        --           --
  Unrecognized net (gain) loss................   (1,790)   (14,499)     1,035       (1,208)
                                                -------   --------    -------      -------
NET AMOUNT RECOGNIZED.........................  $ 5,024   $  6,414    $(5,058)     $(4,844)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------   -----------------------
                                                 2001       2000        2001         2000
                                                -------   --------   ----------   ----------
                                                =======   ========    =======      =======
AMOUNTS RECOGNIZED IN THE LUCENT CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
  Prepaid pension costs.......................  $ 4,958   $  6,238    $    --      $    --
  Prepaid pension costs allocated to
     discontinued operations..................      122        202         --           --
  Accrued benefit liability...................      (73)       (37)    (4,972)      (4,786)
  Accrued benefit liability allocated to
     discontinued operations..................       (2)        --        (86)         (58)
  Intangible asset............................        5          5         --           --
  Accumulated other comprehensive income......       14          6         --           --
                                                -------   --------    -------      -------
Net amount recognized.........................  $ 5,024   $  6,414    $(5,058)     $(4,844)
                                                =======   ========    =======      =======

     Pension plan assets include $17 and $102 of Lucent common stock at September 30, 2001 and 2000, respectively. Postretirement plan assets include $1 and $3 of Lucent common stock at September 30, 2001 and 2000, respectively.

  COMPONENTS OF NET PERIODIC BENEFIT COST

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Pension Cost (Credit)
  Service cost..........................................  $   316   $   478   $   509
  Interest cost on projected benefit obligation.........    1,926     1,915     1,671
  Expected return on plan assets........................   (3,373)   (3,229)   (2,957)
  Amortization of unrecognized prior service costs......      326       362       461
  Amortization of transition asset......................     (222)     (300)     (300)
  Amortization of net (gain)/loss.......................     (387)     (197)        2
  Termination benefits..................................    1,954        --        --
  Curtailments..........................................      562        --        --
  Settlements...........................................      (12)       --        --
                                                          -------   -------   -------
NET PENSION COST (CREDIT)...............................  $ 1,090   $  (971)  $  (614)
                                                          =======   =======   =======
Distribution of Net Pension Cost (Credit)
  Continuing operations.................................  $ 1,064   $(1,113)  $  (779)
  Discontinued operations...............................       26       142       165
                                                          -------   -------   -------
NET PENSION COST (CREDIT)...............................  $ 1,090   $  (971)  $  (614)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                          =======   =======   =======
Postretirement Cost
  Service Cost..........................................  $    35   $    67   $    80
  Interest cost on accumulated benefit obligation.......      604       601       537
  Expected return on plan assets........................     (352)     (338)     (308)
  Amortization of unrecognized prior service costs......       22        37        53
  Amortization of net (gain)/loss.......................      (25)      (12)        6
  Termination benefits..................................      197        --        --
  Curtailments..........................................       98        --        --
  Settlements...........................................       (5)       --        --
                                                          -------   -------   -------
NET POSTRETIREMENT BENEFIT COST.........................  $   574   $   355   $   368
                                                          =======   =======   =======
Distribution of Net Postretirement Benefit Cost
  Continuing operations.................................  $   564   $   291   $   298
  Discontinued operations...............................       10        64        70
                                                          -------   -------   -------
NET POSTRETIREMENT BENEFIT COST.........................  $   574   $   355   $   368
                                                          =======   =======   =======
Pension and postretirement benefits weighted-average
assumptions as of September 30, 2001
  Discount rate.........................................      7.0%      7.5%     7.25%
  Expected return on plan assets........................      9.0%      9.0%      9.0%
  Rate of compensation increase.........................      4.5%      4.5%      4.5%

     Lucent has several non-pension postretirement benefit plans. For postretirement health care benefit plans, Lucent assumed an 8.6% weighted average annual health care cost trend rate for 2002 gradually declining to 4.9% (excluding postretirement dental benefits, the annual medical cost trend rate would be 9.1% in 2002 gradually declining to 5.0%). The assumed health care cost trend rate has a significant effect on the amounts reported. A one percentage-point change in the assumed Lucent health care cost trend rate would have the following effects, including discontinued operations:

                                                              1 PERCENTAGE POINT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components.....    $ 25       $ 22
Effect on postretirement benefit obligation.................    $360       $321

  SAVINGS PLANS

     The majority of the Company's employees are eligible to participate in savings plans sponsored by Lucent. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Lucent matches a percentage of employee contributions up to certain limits. The Company's expense related to the Lucent savings plans was $25, $21 and $25 in fiscal 2001, 2000 and 1999, respectively. The Company expects to establish corresponding plans effective January 1, 2002.

17.  OPERATING SEGMENTS

     The Company has two reportable segments: Integrated Circuits and Optoelectronics. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

functions and processing and storing data. The Integrated Circuits segment includes the Company's wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. The Optoelectronics segment represents the Company's optoelectronic components operations, including both active optoelectronic components and passive components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks. Each of the Integrated Circuits and Optoelectronics segments include revenue from the licensing of intellectual property related to that segment. There were no inter-segment sales during the periods presented.

     Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and for deciding how to allocate resources.

     The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in Note 2 "Summary of Significant Accounting Policies."

     Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of the amortization of goodwill and other acquired intangibles, IPRD, restructuring and separation expenses, and impairment of goodwill and other acquired intangibles.

  REPORTABLE SEGMENTS

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                2001      2000     1999
                                                              --------   -------   -----
INTEGRATED CIRCUITS
  Revenue...................................................  $ 2,869    $3,507    $3,055
  Operating income (loss) (excluding amortization of
     goodwill and other acquired intangibles, IPRD,
     restructuring and separation expenses and impairment of
     goodwill and other acquired intangibles)...............     (282)      434     383
  Capital expenditures......................................      400       447     572
  Depreciation and amortization.............................      392       438     354
OPTOELECTRONICS
  Revenue...................................................  $ 1,211    $1,201    $659
  Operating income (loss) (excluding amortization of
     goodwill and other acquired intangibles, IPRD,
     restructuring and separation expenses and impairment of
     goodwill and other acquired intangibles)...............     (270)      357     126
  Capital expenditures......................................      323       225      84
  Depreciation and amortization.............................       64        39      31

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  RECONCILING ITEMS

     A reconciliation of the totals reported for the operating segments to the significant line items in the consolidated and combined financial statements is shown below.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                2001      2000    1999
                                                              --------   ------   -----
OPERATING INCOME (LOSS)
  Total reportable segments.................................  $  (552)   $ 791    $509
  Amortization of goodwill and other acquired intangibles...     (415)    (189)    (13)
  IPRD......................................................       --     (446)    (17)
  Restructuring and separation expenses.....................     (662)      --      --
  Impairment of goodwill and other acquired intangibles.....   (2,762)      --      --
                                                              -------    -----    ----
     Total operating income (loss)..........................  $(4,391)   $ 156    $479
                                                              =======    =====    ====

                                                                    SEPTEMBER 30,
                                                               ------------------------
                                                                2001     2000     1999
                                                               ------   ------   ------
ASSETS
  Integrated Circuits.......................................   $2,281   $3,045   $2,360
  Optoelectronics...........................................      953    3,775      329
  Cash and cash equivalents, deferred taxes and other
     corporate assets.......................................    3,328      247      331
                                                               ------   ------   ------
     Total assets...........................................   $6,562   $7,067   $3,020
                                                               ======   ======   ======

  GEOGRAPHIC INFORMATION

                                           REVENUE(1)            LONG-LIVED ASSETS(2)
                                    YEAR ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------------   ------------------------
                                     2001     2000     1999     2001     2000     1999
                                    ------   ------   ------   ------   ------   ------
U.S. .............................  $1,834   $2,404   $1,863   $1,802   $4,945   $1,333
Foreign Regions
  Asia Pacific & PRC..............   1,277    1,229    1,021      250      281      247
  Europe, Middle East & Africa....     739      867      713      128      146      214
  Caribbean, Canada, Mexico &
     Latin America................     230      208      117       14        2        1
                                    ------   ------   ------   ------   ------   ------
     Totals.......................  $4,080   $4,708   $3,714   $2,194   $5,374   $1,795
                                    ======   ======   ======   ======   ======   ======

---------------

(1) Revenue is attributed to geographic areas based on the customer's shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2) Represents property, plant and equipment-net and goodwill and other acquired intangibles.

  CONCENTRATIONS

     Historically, the Company has relied on a limited number of customers for a substantial portion of its revenue. Lucent accounted for 14.9%, 21.3% and 25.7% of the Company's consolidated and combined revenue for fiscal 2001, 2000 and 1999, respectively. The Company expects that a significant portion of its future revenue will continue to be generated by current customers and a limited number of other customers. The

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Company currently purchases some parts and processes used for its integrated circuits and several different parts that are used in its optoelectronic components, in each case for which there is only one qualified manufacturer. While the Company is currently seeking alternative internal or external sources of these parts and processes, disruption of its sole source could have a material adverse effect on sales and shipments of the affected products.

18.  FINANCIAL INSTRUMENTS

  FAIR VALUES

     The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated and combined balance sheets approximate fair value.

     The carrying values of foreign exchange forward contracts at September 30, 2001 equal their fair value. The carrying values and estimated fair values of foreign exchange forward contracts at September 30, 2000 was $0 for assets, and $5 and $6, respectively for liabilities. The fair values of foreign exchange forward contracts are determined using quoted market rates.

  CREDIT AND MARKET RISK

     By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The Company seeks to reduce credit risk on financial instruments by dealing only with financially secure counterparties and reserves for losses are established when deemed necessary. The Company seeks to limit its exposure to credit risks in any single country or region.

     All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. Agere manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company conducts its operations on a multinational basis in several foreign currencies. Generally, foreign currency forward exchange contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year. Agere enters into various foreign exchange forward contracts to manage its exposure to changes in those foreign exchange rates. The Company's derivative financial instruments are used as risk management tools and are not for trading purposes.

     The notional amounts for foreign currency forward exchange contracts represent the U.S. dollar equivalent of an amount exchanged. As of September 30, 2001, Agere had outstanding hedges for British Pounds Sterling and Singapore Dollars. The notional amounts for these contracts were $12 and $6, respectively. The asset and liability fair values of these instruments were $0.

     Agere engages in foreign currency hedging activities as a defensive strategy designed to protect the Company from adverse changes in foreign currency exchange rates that may affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Agere expects to continue to hedge foreign currency risk to preserve the economic cash flows of the Company, but does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated, freestanding foreign currency derivative instruments are recorded in other income-net in the period of change and have not been material to Agere.

     Prior to the adoption of SFAS 133 on October 1, 2000, foreign exchange forward contracts were designated for firmly committed or forecast sales and purchases that were expected to occur in less than one year. Gains and losses on all hedged contracts for firmly committed transactions were deferred in other current

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

assets and liabilities, were recognized in other income-net when the transactions occurred or were no longer probable and were not material to the combined financial statements at September 30, 2000. All other gains and losses on foreign exchange forward contracts were recognized in other income-net as the exchange rates changed.

  LETTERS OF CREDIT

     The Company is a party to letters of credit that represent purchased guarantees ensuring the Company's performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $17 and $20 as of September 30, 2001 and 2000. The estimated fair value of these letters of credit were $0 as of September 30, 2001 and 2000, which is based on fees paid to obtain the obligations.

19.  TRANSACTIONS WITH LUCENT

     Revenue from products sold to Lucent was $606, $1,002 and $955, in fiscal 2001, 2000 and 1999, respectively. Included in these amounts are revenues of $65 and $82 in fiscal 2000 and 1999, respectively, from sales to Avaya, which was the enterprise networks business of Lucent until its spin off from Lucent on September 30, 2000. Sales to Avaya after that date are not considered transactions with Lucent. Products purchased from Lucent were $22, $23 and $1 for fiscal 2001, 2000 and 1999, respectively. In addition, Lucent billed the Company $23, $67 and $49 for fiscal 2001, 2000 and 1999, respectively, for specific research and development projects related to the Company's businesses.

     In connection with the Separation and Distribution, the Company and Lucent entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") and related agreements, which are summarized below. This summary is qualified in all respects by the terms of the Separation and Distribution Agreement and the related agreements.

  SEPARATION AND DISTRIBUTION AGREEMENT

     The Separation and Distribution Agreement governs the transfer by Lucent to the Company of all the assets, liabilities and operations associated with the Company's Businesses.

     The Separation and Distribution Agreement, among other things, provides that the Company will indemnify Lucent for all liabilities relating to the Company's Businesses and for all contingent liabilities primarily relating to the Company's Businesses. In addition, the Separation and Distribution Agreement provides that certain contingent liabilities will be shared by Lucent and the Company based on agreed upon percentages.

  EMPLOYEE BENEFITS AGREEMENT

     The Company and Lucent entered into an Employee Benefits Agreement, pursuant to which the Company will create independent pension and other employee benefit plans that are substantially similar to Lucent's existing pension and other employee benefit plans. This agreement provides that, from the Separation until the Distribution, the Company will be a "Participating Company" in Lucent's employee benefit plans, other than Lucent's employee stock purchase plan (after June 30, 2001), and will bear its allocable share of costs for benefits and administration under these plans. Under the agreement and effective immediately after the Distribution, Lucent will transfer the assets and liabilities of various existing Lucent pension and other employee benefit plans related to Agere employees. Generally, following the Distribution, Lucent will cease to have any liability or obligation to the Company's current employees and their beneficiaries under any of Lucent's benefit plans, programs or practices.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  FEDERAL, STATE AND LOCAL TAX ALLOCATION AGREEMENT

     The State and Local Income Tax Allocation Agreement and the Federal Tax Allocation Agreement govern the allocation of state, local and federal income taxes for periods prior to and including the date of the IPO, except that the state and local income tax allocation agreement will continue to apply in certain states until Lucent no longer owns at least 50% of the Company's stock.

  TAX SHARING AGREEMENT

     The Company and Lucent entered into a Tax Sharing Agreement, which governs the Company's and Lucent's respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the Separation. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions taken by the Company, then the Company will be solely liable for any resulting corporate taxes.

  FIBER, MICROELECTRONICS AND ORINOCO PRODUCT PURCHASE AGREEMENTS

     The Company and Lucent entered into a Fiber Product Purchase Agreement, a Microelectronics Product Purchase Agreement and an ORiNOCO Product Purchase Agreement. The pricing terms for the products and services covered by these commercial agreements reflect negotiated prices. Under the Fiber Product Purchase Agreement the Company has an obligation to purchase all of its requirements of specified specialty fiber, fiber apparatus and premises cable products from Lucent.

     The Microelectronics Product Purchase Agreement governs purchases of goods and services by Lucent from the Company. Under the agreement, Lucent committed to purchase at least $2,800 of products from the Company over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. For the period February 1, 2001 through September 30, 2001, Lucent's purchases under this agreement were $325. In light of Lucent's purchases to date and adverse market conditions, the Company is discussing with Lucent ways to restructure Lucent's obligations under the agreement.

     The ORiNOCO Product Purchase Agreement governs transactions in which the Company furnishes ORiNOCO products to Lucent for resale. The agreement does not grant to Lucent an exclusive right to resell the products, but does grant Lucent a right of first opportunity or refusal for certain specified service provider customers in exchange for a minimum purchase commitment. The pricing in the agreement is based on the Company's list price in effect on the date of the receipt of an order less any applicable discounts.

  INTERIM SERVICES AND SYSTEMS REPLICATION AGREEMENT

     The Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. This agreement also provides for the replication and transfer of designated computer systems used for administrative support or used in the Company's Businesses or Lucent's other businesses. The systems include specified hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing hardware or obtaining software are borne by the party purchasing the hardware or licensing the software. The costs associated with this agreement amounted to $73 for the year ended September 30, 2001.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  REAL ESTATE AGREEMENTS

     Lucent and the Company entered into various leases and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. The lease term for space in owned buildings was determined on a case-by-case basis. In the case of subleases or sub-subleases of property, the lease term generally coincides with the remaining term of the primary lease or sublease, respectively.

  TRADEMARK LICENSE AGREEMENT, TRADEMARK ASSIGNMENT AND TRADE DRESS ASSIGNMENT

     The primary trademarks used in the sale of the Company's products and services were transferred to the Company, except for Lucent's name and logo and the Bell Laboratories name. The Company may use the Lucent name and logo, but not the Bell Laboratories name, on a royalty-free basis, for a transitional period. Lucent and the Company entered into a Trademark License Agreement, Trademark Assignment and Trade Dress Assignment to effectuate the grant or transfer, as applicable, of such rights.

  PATENT ASSIGNMENTS

     The Company and Lucent executed patent assignments and other agreements related to patents owned or controlled by Lucent. The patent assignments divided ownership of patents, patent applications and foreign counterparts between the Company and Lucent. Lucent transferred to Agere ownership of or exclusive rights in certain patents and patent applications held by Lucent before the Separation that relate principally to the Company's Businesses. Lucent retained ownership of all other patents and patent applications.

  TECHNOLOGY ASSIGNMENT AND JOINT OWNERSHIP AGREEMENT

     The Company and Lucent executed assignments and other agreements, including the technology assignment, related to technology owned or controlled by Lucent and its subsidiaries. Technology included copyrights, mask works and other intellectual property other than trademarks, trade names, service marks and patent rights. The technology assignment generally divided ownership of technology between the Company and Lucent, with each owning technology that was developed by or for, or purchased for the respective businesses of each company. Certain specified technology is owned jointly by the Company and Lucent.

  PATENT AND TECHNOLOGY LICENSE AGREEMENT

     The Company and Lucent entered into a Patent and Technology License Agreement related to patents and technology owned or controlled by the Company and Lucent. The Patent and Technology License Agreement provides for cross-licenses to each company. The Company and Lucent granted to each other, under the patents that each company has, a nonexclusive, personal, nontransferable license to make, have made, use, lease, import, offer to sell, and sell any and all products and services of the businesses in which the licensed company, including related companies, is now or hereafter engaged. The cross-licenses also permit each company, subject to limitations, to have third parties make items under the other company's patents, as well as to pass through to customers limited rights under the other company's patents with respect to products and services furnished to customers by the licensed company. Certain patents are licensed exclusively to each party, including the right to grant sublicenses, subject to retention of a right to use those patents by the licensing party. Otherwise, the right to sublicense to unaffiliated third parties was not granted under the cross-licenses, except for limited rights in connection with establishing second source suppliers, performing joint development activities and rights to sublicense a divested business. The cross-licenses between the Company and Lucent cover all of each company's patents, including patents issued on patent applications with a filing date prior to February 1, 2003. The Patent and Technology License Agreement also grants to the Company a joint ownership interest to a limited number of patents and patent applications.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  DEVELOPMENT PROJECT AGREEMENT

     Lucent and the Company entered into a Development Project Agreement under which Bell Laboratories performs certain research and development activities for the Company on a contract basis. The Company also performs research and development activities for Lucent on a contract basis.

  JOINT DESIGN CENTER OPERATING AGREEMENT

     Lucent and the Company entered into a Joint Design Center Operating Agreement to develop technology for micro electro-mechanical systems, or MEMS.

20.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2001, would not be material to the annual consolidated financial statements.

     In December 1997, the Company entered into a joint venture, called SMP, with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company has an agreement with SMP under which it has agreed to purchase 51% of the production output from this facility and Chartered Semiconductor agreed to purchase the remaining 49% of the production output. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right of first refusal to purchase integrated circuits produced in excess of the Company's requirements. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

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

     As of September 30, 2001, the Company's primary source of liquidity was its cash and cash equivalents. The Company believes this cash, together with cash flow from operations, will be sufficient to meet its cash requirements at least through the end of fiscal 2002, including repayment of borrowings under the credit facility if its maturity is not extended. If the Company's revenues are materially lower than what is contemplated in its outlook, the Company will further reduce expenditures in an effort to meet its cash requirements. The Company also intends to seek additional funds from liquidity generating transactions and capital markets financings, although it cannot provide any assurance that any of these transactions or financings will be available to it on acceptable terms or at all.

  LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. The Company also may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent it from selling its products.

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

     An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc. alleging patent infringement by 14 companies, including some of the Company's customers for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. The Company believes that it has valid defenses to Proxim's claims and has intervened in the investigation in order to defend its customers. Proxim seeks relief in the form of an exclusion order preventing the importation of specified wireless local area networking products, including some of the Company's products, into the United States. One of the Company's subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

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

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals will be adjusted as further information develops or circumstances change. The amounts provided for in the consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  LEASES

     The Company leases land, buildings and equipment under agreements that expire in various years through 2006. Rental expense under operating leases was $133, $97 and $58 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The table below shows the future minimum lease payments due under non-cancelable leases at September 30, 2001. Such payments total $331 for operating leases. The net present value of such payments on the capital lease obligation was $49 after deducting imputed interest of $6.

                                                       YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------
                                                                                  LATER
                                               2002   2003   2004   2005   2006   YEARS
                                               ----   ----   ----   ----   ----   -----
Operating leases.............................  $142   $106   $50    $29     $4     $--
Capital lease................................    17     22    16     --     --     --
                                               ----   ----   ---    ---     --     --
  Total......................................  $159   $128   $66    $29     $4     $--
                                               ====   ====   ===    ===     ==     ==

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

21.  QUARTERLY INFORMATION (UNAUDITED)

                                                                FISCAL QUARTERS
                                                 ---------------------------------------------
                                                 FIRST    SECOND    THIRD    FOURTH     TOTAL
                                                 ------   ------   -------   -------   -------
YEAR ENDED SEPTEMBER 30, 2001
Revenue........................................  $1,362   $1,191   $   927   $   600   $ 4,080
Gross profit (loss)............................     580      441       (35)       10       996
Amortization of goodwill and other acquired
  intangibles..................................     111      112       112        80       415
Restructuring and separation...................      11       36       462       153       662
Impairment of goodwill and other acquired
  intangibles..................................      --       --        27     2,735     2,762
Loss before cumulative effect of accounting
  change.......................................      --     (148)   (1,110)   (3,354)   (4,612)
Cumulative effect of accounting change.........      (4)      --        --        --        (4)
Net loss.......................................  $   (4)  $ (148)  $(1,110)  $(3,354)  $(4,616)
Basic and diluted loss per share:
  Loss before cumulative effect of accounting
     change....................................      --   $ (.15)  $  (.68)  $ (2.05)  $ (3.46)
  Cumulative effect of accounting change.......      --       --        --        --        --
  Net loss.....................................      --   $ (.15)  $  (.68)  $ (2.05)  $ (3.46)
Average shares outstanding -- basic and diluted
  (in millions)................................   1,035    1,035     1,629     1,635     1,334
YEAR ENDED SEPTEMBER 30, 2000
Revenue........................................  $  966   $1,067   $ 1,186   $ 1,489   $ 4,708
Gross profit...................................     464      454       520       715     2,153
Purchased in-process research & development....      --       11       435        --       446
Amortization of goodwill and other acquired
  intangibles..................................       5        5        67       112       189
Net income (loss)..............................  $   94   $   65   $  (365)  $   130   $   (76)
Basic and diluted earnings (loss) per share....  $  .09   $  .06   $  (.35)  $   .13   $  (.07)
Average shares outstanding -- basic and diluted
  (in millions)................................   1,035    1,035     1,035     1,035     1,035

22.  SUBSEQUENT EVENTS (UNAUDITED)

  AMENDMENT OF CREDIT FACILITY

     On October 4, 2001, the Company and its lenders amended its credit facility. In connection with the amendment, the Company repaid $1,000 of the $2,500 then outstanding, reducing the facility to $1,500. The facility is comprised of term loans and revolving credit loans and is secured by the Company's principal domestic assets other than the proceeds of the IPO and while Lucent remains a majority stockholder, real estate. The maturity date of the facility has been extended from February 22, 2002 to September 30, 2002. In addition, if the Company raises at least $500 in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 on September 30, 2002 and $500 on September 30, 2003. The debt is not convertible into any other securities of the Company.

     The interest rates applicable to borrowings under the facility are based on a scale indexed to the Company's credit rating. Based upon ratings of BB- from Standard & Poor's and Ba3 from Moody's, the interest rate under the facility is currently the applicable LIBOR rate plus 475 basis points. In addition, until

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

the Company permanently reduces the size of the facility to $1,000, the applicable interest rate will increase by an additional 25 basis points every ninety days, with the next increase taking effect on February 17, 2002. If the Company permanently reduces the size of the facility to $1,000, the interest rate for borrowings under the facility, assuming the Company's credit ratings remain the same, would drop to the applicable LIBOR rate plus 400 basis points. The only periodic debt service obligation under the amended credit facility is to make quarterly interest payments.

     Under the agreement, Agere must use proceeds of certain liquidity raising transactions, asset sales outside the ordinary course of business and capital markets transactions to reduce the size of the facility. If Agere completes the liquidity raising transactions or sells assets outside the ordinary course of business, it must apply 100% (50% if the size of the facility is $500 or less) of the net cash proceeds it receives from the transaction to reduce the size of the facility. The agreement also provides that 50% of the net cash proceeds of the first $500 and 75% (50% if the size of the facility is $500 or less) of the net cash proceeds greater than $500 from equity and debt capital markets transactions be applied to reduce the credit facility. Notwithstanding the foregoing, the Company must apply 100% of net cash proceeds over $1,000 from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility.

     The financial covenants in the original agreement have been replaced with new covenants. The new covenants require Agere (1) to maintain a minimum level of liquidity, (2) to achieve a minimum level of earnings before interest, taxes, depreciation and amortization computed in accordance with the agreement each quarter, (3) to maintain a minimum level of net worth and (4) to limit its capital expenditures. Other covenants restrict the Company's ability to pay cash dividends, incur indebtedness and invest cash in its subsidiaries and other businesses.

  BUSINESS RESTRUCTURING

     On December 5, 2001, the Company announced its intention to further reduce its workforce by approximately 950 employees. The workforce reduction was undertaken to align the Company's business with current market conditions. The positions affected are primarily management positions within the Company's product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania. The Company expects to complete the workforce reduction and recognize a related charge by the end of fiscal 2002.

  SALE OF FPGA BUSINESS

     On December 7, 2001, the Company entered into an agreement to sell certain assets and liabilities related to the field-programmable gate array ("FPGA") business of the Integrated Circuits segment to Lattice Semiconductor Corporation ("Lattice") for $250 in cash. The Company's FPGA business consists of its general-purpose ORCA(TM) FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the sale, approximately 100 employees will transfer to Lattice. The sale is expected to close in the second quarter of fiscal 2002, subject to regulatory approval and other customary closing conditions.

                               AGERE SYSTEMS INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B           COLUMN C           COLUMN D      COLUMN E
--------------------------------------  ------------   ---------------------   ----------   -------------
                                                             ADDITIONS
                                                       ---------------------
                                         BALANCE AT     CHARGED     CHARGED
                                        BEGINNING OF   TO COSTS &   TO OTHER                 BALANCE AT
                                           PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                        ------------   ----------   --------   ----------   -------------
                                                              (DOLLARS IN MILLIONS)
Year 2001
  Allowance for doubtful accounts.....       17            26           0          10(a)          33
  Deferred tax asset valuation
     allowance........................       --           553         (16)(b)      --            537
Year 2000
  Allowance for doubtful accounts.....       11            10           0           4(a)          17
  Deferred tax asset valuation
     allowance........................       --            --          --          --             --
Year 1999
  Allowance for doubtful accounts.....        9             4           0           2(a)          11
  Deferred tax asset valuation
     allowance........................       --            --          --          --             --

---------------

(a) Amounts written off as uncollectible, payments or recoveries.

(b) Amount offsets deferred tax liability associated with the potential future gain on the sale of available-for-sale securities.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 2001)

NAME                                        AGE                    POSITION
----                                        ---                    --------
John T. Dickson...........................  55    President, Chief Executive Officer and
                                                  Director
Ronald D. Black...........................  37    Executive Vice President, Client Systems
Mark T. Greenquist........................  43    Executive Vice President and Chief
                                                  Financial   Officer
Peter Kelly...............................  44    Executive Vice President, Operations
Sohail A. Khan............................  47    Executive Vice President, Infrastructure
                                                  Systems
Ahmed Nawaz...............................  52    Executive Vice President, Worldwide Sales

     John T. Dickson has been our President and Chief Executive Officer since August 2000. Previously, Mr. Dickson was Executive Vice President and Chief Executive Officer of Lucent's Microelectronics and Communications Technologies Group since October 1999. He joined AT&T in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin off in 1996, and was named Chief Operating Officer of Lucent's Microelectronics Group in 1997. Before joining AT&T, Mr. Dickson was Chairman and Chief Executive Officer of Shographics from 1992 until 1993, was President and Chief Executive Officer of Headland Technology Incorporated from 1991 until 1992, held various management positions at ICL plc from 1983 until 1991 and held various management positions at Texas Instruments from 1969 until 1983.

     Ronald D. Black has been our Executive Vice President, Client Systems since October 2001. Previously, Mr. Black had been Senior Vice President, Strategy and Business Development at Agere from March 2001 to October 2001. Before joining Agere, Mr. Black was Vice President and General Manager, Next-Generation Networks Business Unit of Gemplus from 1998 to 2001. Prior to Gemplus, Mr. Black was the General Manager of the Networking and Communications Systems Division of Motorola's Semiconductor Products Sector.

     Mark T. Greenquist has been our Executive Vice President and Chief Financial Officer since January 2001. Prior to joining our company, Mr. Greenquist had been Chief Financial Officer of General Motors Europe from January 1999 to January 2001. From October 1998 to January 1999, he was Vice President and Corporate Treasurer of Delta Air Lines, Inc. Prior to joining Delta Air Lines, Mr. Greenquist was at General Motors from 1986 to 1998 where he held a variety of positions, including Assistant Treasurer of General Motors, Managing Director and Finance Director of General Motors Poland and Corporate Treasurer and Manager of Commercial Finance of Saab Automobile AB.

     Peter Kelly has been our Executive Vice President, Operations since October 2001. Previously, Mr. Kelly had been Agere's Vice President of Operations for Integrated Circuits from September 2000 to October 2001. Mr. Kelly joined Lucent Microelectronics in September 2000 from Fujitsu-ICL Systems Inc., a joint venture of ICL and Fujitsu, where he was Executive Vice President and Chief Operating Officer. Mr. Kelly had been with Fujitsu-ICL for six years.

     Sohail A. Khan has been our Executive Vice President, Infrastructure Systems since October 2001. Previously, Mr. Khan had been Executive Vice President of Integrated Circuits since March 2001. Mr. Khan was President of the Integrated Circuits business of Lucent's Microelectronics and Communications Technologies Group from April 2000 to March 2001. Mr. Khan was the strategy and business development Vice President of Lucent's Microelectronics and Communications Technologies Group from September 1996 to April 2000. From April 1996 to September 1996, Mr. Khan was Vice President of Marketing for MMC Networks, a developer and supplier of network processing platforms and services. Mr. Khan joined AT&T in 1990 as the director of marketing and applications engineering for the digital signal processing product line and moved to Lucent following its spin off in 1996. While at AT&T, he held a variety of positions, including Vice President and General Manager of the Wireless and Multimedia business unit of AT&T from February 1994 to April 1996. Mr. Khan is currently a director of Tripath Technology Inc.

     Ahmed Nawaz has been our Executive Vice President, Worldwide Sales since March 2001. Mr. Nawaz was President of Worldwide Sales, Strategy and Business Development of Lucent's Microelectronics and Communications Technologies Group from April 2000 to March 2001. He joined AT&T in 1992 and moved to Lucent following its spin off in 1996. Mr. Nawaz was Vice President of Lucent's Network Communications business unit from January 1996 to July 1998. While at AT&T, he was Vice President of the Applications business unit from 1994 to 1995. Prior to joining AT&T, Mr. Nawaz was at Texas Instruments, where he was responsible for the personal computer business unit from 1990 to 1992 and also held various marketing and product management positions.

     Officers are not elected for a fixed term of office but hold office until their successors have been elected.

     The other information required by this Item is incorporated herein by reference to the applicable information in the Proxy Statement for our 2002 annual meeting, including the information set forth under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the applicable information in the Proxy Statement for our 2002 annual meeting, including the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement for our 2002 annual meeting, including the information set forth under the caption "Beneficial Ownership of Agere and Lucent Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement for our 2002 annual meeting, including the information set forth under the caption "Relationship with Lucent."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

     The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)Financial Statement Schedule

     The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(3)Exhibits

     See Item 14(c) below.

(b)Reports on Form 8-K

     Current Report on Form 8-K filed July 3, 2001 pursuant to Item 5 (Other Events).

     Current Report on Form 8-K filed July 26, 2001 pursuant to Item 5 (Other Events).

(c)Exhibits:

 2+      Separation and Distribution Agreement
 3.1     Certificate of Incorporation of Agere Systems Inc.
         (incorporated by reference to Exhibit 4.1 of the Company's
         Registration Statement on Form S-8, File No. 333-58324)
 3.2+    By-laws of Agere Systems Inc.
 4.1+    Specimen Class A Common Stock certificate
 4.2     Certificate of Incorporation of Agere Systems Inc. (filed as
         Exhibit 3.1 hereto)
 4.3     By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)
 4.4     Rights Agreement between Agere Systems Inc. and The Bank of
         New York, as Rights Agent (incorporated by reference to
         Exhibit 4.2 of the Company's Registration Statement on Form
         S-8, File No. 333-58324)
 4.5     Form of Rights Certificate (attached as Exhibit B to the
         Rights Agreement filed as Exhibit 4.4 hereto)
10.1+    Separation and Distribution Agreement (filed as Exhibit 2
         hereto)
10.2+    Interim Services and Systems Replication Agreement
10.3+    Employee Benefits Agreement
10.4+    Tax Sharing Agreement
10.5+    Agere Systems Inc. Short Term Incentive Plan
10.6+    Agere Systems Inc. 2001 Long Term Incentive Plan
10.7+    Agere Systems Inc. 2001 Long Term Incentive Plan Restricted
         Stock Unit Award Agreement
10.8+    Agere Systems Inc. 2001 Long Term Incentive Plan
         Nonstatutory Stock Option Agreement
10.9+    Agere Systems Inc. Deferred Compensation Plan
10.10+   Agere Systems Inc. Supplemental Pension Plan
10.11+   Agere Systems Inc. Severance Policy
10.12+   Trademark License Agreement
10.13+   Patent and Technology License Agreement
10.14+   Technology Assignment and Joint Ownership Agreement
10.15+   Joint Design Center Operating Agreement
10.16+   Fiber Product Purchase Agreement

10.17+   Microelectronics Product Purchase Agreement
10.18+   ORiNOCO Product Purchase Agreement
10.19+   Joint Venture Agreement with Chartered Semiconductor
         Manufacturing Ltd.
10.20+   Agere Systems Inc. Non-Employee Director Stock Plan
10.21+   Agere Systems Inc. 2001 Employee Stock Purchase Plan
10.22    $1,500,000,000 Amended and Restated Revolving Credit and
         Term Loan Facility Agreement (incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K
         filed October 5, 2001)
10.23**  Letter Agreement with Mark Greenquist
10.24**  Letter Agreement with Ronald Black
21**     List of Subsidiaries of Agere Systems Inc.
23.1**   Consent of PricewaterhouseCoopers LLP
24**     Powers of Attorney

---------------

 + Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Registration Statement on Form S-1, File No. 333-51594.

** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 10th day of December, 2001.

                                          AGERE SYSTEMS INC.

                                          By:    /s/ MARK T. GREENQUIST
                                            ------------------------------------
                                            Mark T. Greenquist
                                            Executive Vice President and
                                            Chief Financial Officer

                 John A. Young                    Chairman of the
                                                  Board

                John T. Dickson                   President, Chief
                                                  Executive Officer
                                                  and Director
                                                  (Principal Executive
                                                  Officer)

              Mark T. Greenquist                  Executive Vice
                                                  President and Chief
                                                  Financial Officer
                                                  (Principal Financial
                                                  Officer and
                                                  Principal Accounting
                                                  Officer)

           William R. Carapezzi, Jr.              Director

                Rajiv L. Gupta                    Director

               Pamela O. Kimmet                   Director

                 Rae F. Sedel                     Director

               Harold A. Wagner                   Director
                                                                               By: /s/ MARK T. GREENQUIST
                                                                           ----------------------------------
                                                                                   Mark T. Greenquist
                                                                                   (Attorney in Fact)
                                                                                    December 10, 2001