Form 10-Q
period 2001-12-31
AGERE SYSTEMS INC
filed 2002-02-11
CIK 1129446

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 11, 2002
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       OR

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

                      Telephone -- Area Code 610-712-4323

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At January 31, 2002, 727,431,519 shares of Class A common stock and 908,100,000 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated and Combined Statements of
        Operations for the three months ended December 31,
        2001 and 2000.......................................    2
        Condensed Consolidated Balance Sheets at
        December 31, 2001 and September 30, 2001............    3
        Condensed Consolidated and Combined Statements of
        Changes in Stockholders' Equity/Invested Equity and
        Total Comprehensive Income (Loss) for the three
        months ended December 31, 2001 and 2000.............    4
        Condensed Consolidated and Combined Statements of
        Cash Flows for the three months ended December 31,
        2001 and 2000.......................................    5
        Notes to Condensed Consolidated and Combined
        Financial Statements................................    6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   21
    Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   36

PART II -- OTHER INFORMATION

    Item 1. Legal Proceedings...............................   37
    Item 2. Changes in Securities and Use of Proceeds.......   37
    Item 6. Exhibits and Reports on Form 8-K................   37

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
Revenue (includes $78 and $231 for the three months ended
  December 31, 2001 and 2000, respectively, from Lucent
  Technologies Inc.)........................................  $  537   $1,362
Costs.......................................................     521      782
                                                              ------   ------
Gross profit................................................      16      580
                                                              ------   ------
Operating expenses
    Selling, general and administrative.....................     109      157
    Research and development................................     194      276
    Amortization of goodwill and other acquired
      intangibles...........................................      21      111
    Restructuring and separation............................      72       11
                                                              ------   ------
        Total operating expenses............................     396      555
                                                              ------   ------
Operating income (loss).....................................    (380)      25
Other income -- net.........................................      75       21
Interest expense............................................      50       24
                                                              ------   ------
Income (loss) before provision for income taxes.............    (355)      22
Provision for income taxes..................................      20       22
                                                              ------   ------
Loss before cumulative effect of accounting change..........    (375)    --
Cumulative effect of accounting change (net of benefit for
  income taxes
  of $2 for the three months ended December 31, 2000).......    --         (4)
                                                              ------   ------
Net loss....................................................  $ (375)  $   (4)
                                                              ------   ------
                                                              ------   ------
Basic and diluted loss per share:
Loss before cumulative effect of accounting change..........  $(0.23)  $ --
Cumulative effect of accounting change......................    --       --
                                                              ------   ------
Net loss....................................................  $(0.23)  $ --
                                                              ------   ------
                                                              ------   ------
Weighted average shares outstanding -- basic and diluted (in
  millions).................................................   1,635    1,035
                                                              ------   ------
                                                              ------   ------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                                  ----           ----
ASSETS
Current Assets
Cash and cash equivalents...................................     $1,781         $ 3,152
Trade receivables, less allowances of $26 at December 31,
  2001 and $33 at September 30, 2001........................        255             347
Receivables due from Lucent Technologies Inc................         44              42
Inventories.................................................        270             304
Prepaid expense.............................................         74              61
Other current assets........................................        146             154
                                                                 ------         -------
    Total current assets....................................      2,570           4,060
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $2,456 at December 31,
  2001 and $2,419 at September 30, 2001.....................      1,666           1,851
Goodwill and other acquired intangibles -- net of
  accumulated amortization of $89 at December 31, 2001 and
  $93 at September 30, 2001.................................        330             343
Deferred income taxes -- net................................          3               4
Other assets................................................        278             304
                                                                 ------         -------
    Total assets............................................     $4,847         $ 6,562
                                                                 ------         -------
                                                                 ------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable............................................     $  327         $   514
Payroll and benefit-related liabilities.....................        153             138
Short-term debt.............................................      1,393           2,516
Income taxes payable........................................        342             336
Restructuring reserve.......................................        105             171
Other current liabilities...................................        229             229
                                                                 ------         -------
    Total current liabilities...............................      2,549           3,904
Post-employment benefit liabilities.........................         93              92
Long-term debt..............................................         33              33
Other liabilities...........................................         65              72
                                                                 ------         -------
    Total liabilities.......................................      2,740           4,101
                                                                 ------         -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....     --              --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 727,429,667 and
  727,000,107 shares issued and outstanding at December 31,
  2001 and September 30, 2001, respectively.................          7               7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 908,100,000 shares
  issued and outstanding at December 31, 2001 and
  September 30, 2001........................................          9               9
Additional paid-in capital..................................      7,012           6,996
Accumulated deficit.........................................     (4,917)         (4,542)
Accumulated other comprehensive loss........................         (4)             (9)
                                                                 ------         -------
    Total stockholders' equity..............................      2,107           2,461
                                                                 ------         -------
    Total liabilities and stockholders' equity..............     $4,847         $ 6,562
                                                                 ------         -------
                                                                 ------         -------

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

                                                                THREE MONTHS
                                                                    ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Class A Common Stock -- beginning and ending balance........  $     7   $    --
                                                              -------   -------
Class B Common Stock -- beginning and ending balance........        9        10
                                                              -------   -------
Owner's net investment
Beginning balance...........................................    --        5,823
Net loss prior to February 1, 2001..........................    --           (4)
Transfers to Lucent Technologies Inc. ......................    --       (1,405)
Transfers from Lucent Technologies Inc. ....................    --        1,501
                                                              -------   -------
Ending balance..............................................    --        5,915
                                                              -------   -------
Additional paid in capital
Beginning balance...........................................    6,996     --
Transfers from Lucent Technologies Inc. ....................       15     --
Compensation on equity-based awards.........................        1     --
                                                              -------   -------
Ending balance..............................................    7,012     --
                                                              -------   -------
Accumulated deficit
Beginning balance...........................................   (4,542)    --
Net loss from February 1, 2001..............................     (375)    --
                                                              -------   -------
Ending balance..............................................   (4,917)    --
                                                              -------   -------
Accumulated other comprehensive income (loss)
Beginning balance...........................................       (9)      (52)
Foreign currency translations...............................       (2)       19
Unrealized gain on cash flow hedges.........................        2     --
Reclassification adjustments to net loss....................        5     --
                                                              -------   -------
Ending balance..............................................       (4)      (33)
                                                              -------   -------
    Total stockholders' equity/invested equity..............  $ 2,107   $ 5,892
                                                              -------   -------
                                                              -------   -------
Total comprehensive income (loss)
Net loss....................................................  $  (375)  $    (4)
Other comprehensive income..................................        5        19
                                                              -------   -------
    Total comprehensive income (loss).......................  $  (370)  $    15
                                                              -------   -------
                                                              -------   -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
OPERATING ACTIVITIES
    Net loss................................................  $  (375)  $  (4)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
        Cumulative effect of accounting change..............    --          4
        Restructuring expense (reversal) -- net of cash
          payments..........................................      (10)   --
        Provision for inventory write-downs.................       55      40
        Depreciation and amortization.......................      126     216
        Provision for uncollectibles........................        5    --
        Provision for deferred income taxes.................        2      (6)
        Impairment of investments...........................        5       5
        Equity earnings from investments....................      (21)    (20)
        Gain on sales of investments........................      (40)   --
        Amortization of debt issuance costs.................       19    --
        Decrease in receivables.............................       85      42
        Increase in inventories.............................      (21)   (156)
        Increase (decrease) in accounts payable.............     (171)     60
        Increase (decrease) in payroll and benefit
          liabilities.......................................       15     (58)
        Changes in other operating assets and liabilities...      (23)    (21)
        Other adjustments for non-cash items -- net.........        5    --
                                                              -------   -----
    Net cash provided (used) by operating activities........     (344)    102
                                                              -------   -----
INVESTING ACTIVITIES
    Capital expenditures....................................      (43)   (201)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................      107    --
    Proceeds from sales of investments......................       53    --
    Other investing activities -- net.......................    --          4
                                                              -------   -----
    Net cash provided (used) by investing activities........      117    (197)
                                                              -------   -----
FINANCING ACTIVITIES
    Transfers from Lucent Technologies Inc..................    --         95
    Payment of credit facility fees.........................      (21)   --
    Principal repayments on short-term debt.................   (1,123)   --
                                                              -------   -----
    Net cash provided (used) by financing activities........   (1,144)     95
                                                              -------   -----

    Effect of exchange rate changes on cash.................    --       --

    Net decrease in cash and cash equivalents...............   (1,371)   --

    Cash and cash equivalents at beginning of period........    3,152    --
                                                              -------   -----

    Cash and cash equivalents at end of period..............  $ 1,781   $--
                                                              -------   -----
                                                              -------   -----

     See Notes to Condensed Consolidated and Combined Financial Statements.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    On July 20, 2000, Lucent Technologies Inc. ('Lucent') announced its intention to spin off its integrated circuits and optoelectronic components businesses (collectively, the 'Company's Businesses') as a separate company, which is now Agere Systems Inc. (the 'Company' or 'Agere'). At that time, Lucent announced it intended to distribute all shares of the Company's common stock it then owned to its stockholders in a tax free distribution by the end of Lucent's then current fiscal year, September 30, 2001, following the initial public offering ('IPO') of the Company's Class A common stock, which was completed in April 2001.

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

    Agere is currently a majority-owned subsidiary of Lucent. On August 16, 2001, Lucent announced that it had entered into amendments with the lenders under its credit facilities that impose a number of conditions that Lucent must satisfy in order to spin off Agere. Lucent has stated that it remains committed to completing the process of separating Agere from Lucent, and that it intends to move forward with the distribution of the Agere stock it holds in a tax-free distribution (the 'Distribution'). Because Lucent must meet a number of conditions before it can complete the spin off and because Lucent alone will make the decision about whether to complete the spin off, even if the conditions were met, Agere can not assure you that Lucent will complete the spin off by a particular date or at all.

BASIS OF PRESENTATION

    The condensed consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements that were derived from Lucent's financial records may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred substantially all of the assets and liabilities of the Company's Businesses to the Company. The formation of the Company and the transfers of assets and liabilities from Lucent have been accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests.

    Beginning February 1, 2001, the Company's consolidated financial statements include certain majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions and balances between and among the Company's Businesses, subsidiaries and investees accounted for under the equity method have been eliminated. In addition, certain amounts in the prior year's condensed consolidated and combined financial statements have been reclassified to conform to the fiscal 2002 presentation.

GENERAL CORPORATE EXPENSES

    Prior to February 1, 2001, general corporate expenses were allocated from Lucent based on revenue. These allocations were reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. These allocations amounted to $45 for the three months ended December 31, 2000. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Since the Separation, the Company has performed these functions using its own resources or through purchased services. The Company and Lucent entered into agreements for Lucent to provide certain general corporate services on a transition basis. See
Note 11 'Transactions with Lucent.'

BASIC RESEARCH

    Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. The allocation amounted to $17 for the three months ended December 31, 2000. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company. Since the Separation, expenses for basic research conducted by the Company are included with all other research and development expenses in the consolidated statements of operations.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

INTEREST EXPENSE

    Prior to February 1, 2001, interest expense was allocated from Lucent as Lucent provided financing to the Company and incurred debt at the parent level. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The allocation amounted to $23 for the three months ended December 31, 2000. The Company's interest expense as a stand-alone company is higher than that reflected in the combined statements of operations for the three months ended December 31, 2000, primarily due to the $2,500 credit facility assumed from Lucent at the completion of the IPO. Interest expense for all periods presented includes interest expense related to the Company's capitalized lease obligation.

PENSION AND POSTRETIREMENT COSTS

    The documents relating to the Separation provide that, until the Distribution, the Company's United States ('U.S.') employees will be participants in Lucent's pension plans. At the Distribution, the Company will become responsible for pension benefits for the active U.S. employees of the Company, as well as U.S. employees who retire or terminate after the IPO. Lucent will transfer to the Company the pension and postretirement assets and liabilities related to these employees at the Distribution. Obligations related to retired and terminated vested U.S. employees prior to the IPO will remain the responsibility of Lucent. Lucent has managed its U.S. pension and postretirement benefit plans on a consolidated basis and separate Company information is not readily available. The consolidated and combined statements of operations include, however, an allocation of the costs of the U.S. employee pension and postretirement plans. These costs were allocated based on the Company's U.S. active employee population for each of the periods presented. In relation to the Lucent plans, the Company recorded pension expense of $0 and $2 for the three months ended December 31, 2001 and 2000, respectively, and postretirement expense of $2 and $3 for the three months ended December 31, 2001 and 2000, respectively. The Company is responsible for the pension and postretirement benefits of its non-U.S. employees. The liabilities of the various country-specific plans for these employees are reflected in the consolidated and combined financial statements and were not material for the periods presented. There are estimated prepaid pension assets of $121 and postretirement liabilities of $102 as of December 31, 2001 associated with various existing Lucent pension and other employee benefit plans related to the Company employees. The amounts transferred to the Company for prepaid pension assets and postretirement liabilities at the Distribution and the pension and postretirement expenses recognized in future periods could be materially different than these amounts.

INCOME TAXES

    The Company's income taxes were calculated on a separate tax return basis prior to the IPO. This reflects Lucent's tax strategies and is not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company. For the three months ended December 31, 2001, the Company recorded a provision for income taxes of $20 on a pre-tax loss of $355, yielding an effective tax rate of negative 5.6%, due to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance of approximately $124 against U.S. net deferred tax assets. For the three months ended December 31, 2000, the Company recorded a provision for income taxes of $22 on pre-tax income of $22, yielding an effective tax rate of 100.0%, due to the impact of non-tax deductible goodwill amortization and separation costs.

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

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the U.S. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The condensed financial information as of December 31, 2001 and for the three months ended December 31, 2001 and 2000 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. Results for the three months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year 2002 or any other future periods.

2. RECENT PRONOUNCEMENTS

SFAS 142

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed for impairment at least annually and subject to new impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives but will no longer be limited to a maximum life of forty years. SFAS 142 is effective for Agere in fiscal 2003, although earlier application is permitted. The Company plans to adopt SFAS 142 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

SFAS 143

    Also in July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with SFAS 143, retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. SFAS 143 is effective for Agere in fiscal 2003, with earlier application encouraged. The Company is currently evaluating the potential effects on its financial condition and results of operations of adopting SFAS 143, as well as the timing of its adoption.

SFAS 144

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS 144'). SFAS 144 primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS 144 is effective for Agere in fiscal 2003, with earlier

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

application encouraged. The Company is currently evaluating the potential effects on its financial condition and results of operations of adopting SFAS 144, as well as the timing of its adoption.

3. ACCOUNTING CHANGE

    Effective October 1, 2000, the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For both the three months ended December 31, 2001 and 2000 the change in fair market value of derivative instruments was recorded in other income-net and was not material.

4. RESTRUCTURING AND SEPARATION EXPENSES

RESTRUCTURING EXPENSES

    In the first quarter of fiscal 2002, the Company recorded a net restructuring charge of $70 classified within restructuring and separation expenses. This net restructuring charge is comprised of a charge of $121, offset by a reversal of $51. This net charge is related to a series of initiatives that were announced in fiscal 2001 and in the first quarter of fiscal 2002 to align the Company's cost structure with market conditions. These initiatives were focused on improving gross profit, reducing expenses and streamlining operations, and include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. There were no restructuring charges recorded in the first quarter of fiscal 2001.

  Worldwide Workforce Reduction

    During the first quarter of fiscal 2002, workforce reductions resulted in a restructuring charge of $40. This charge includes $23 for approximately 500 remaining employees associated with the workforce reduction of 6,000 positions announced in fiscal 2001. It also includes $17 for approximately 500 employees impacted by the December 5, 2001 announcement of an additional workforce reduction of 950 positions. This new initiative affects primarily management positions within the Company's product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania. Of the total charge, $13 represents a non-cash charge for termination benefits to certain U.S. management employees that will be funded through Lucent's pension assets.

    The Company also recorded a $20 reversal of the restructuring reserve associated with the worldwide workforce reductions due to the revision of an estimate reflecting lower severance and benefit costs. Severance costs and other exit costs were determined in accordance with Emerging Issues Task Force ('EITF') No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.'

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The Company has substantially completed the workforce reductions announced in fiscal 2001 with approximately 5,600 employees taken off-roll as of December 31, 2001. The remaining 400 employees associated with this action are expected to be off-roll by the end of the second quarter of fiscal 2002. The Company expects to complete the workforce reduction announced on December 5, 2001 by September 30, 2002.

  Rationalization of Manufacturing Capacity and Other Charges

    During the first quarter of fiscal 2002, the Company recognized a restructuring charge of $81 for rationalization of manufacturing capacity and other charges. This charge includes $40 relating to facility closings, $33 for asset impairments and $8 primarily for contract terminations.

    The facility closing charge consists principally of a non-cash charge of $35 for the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with the Madrid, Spain manufacturing operations. This charge was recognized in accordance with EITF No. 01-5, Issue Summary No. 1, 'Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.' The $5 balance of the charge related to the facility closings is primarily for lease terminations and non-cancelable leases and related costs.

    The $33 of asset impairment charges was recognized for property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. This non-cash charge was recognized in accordance with the guidance on impairment of assets in SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.'

    The Company also recorded a restructuring charge reversal of $31 during the first quarter of fiscal 2002 associated with the rationalization of manufacturing capacity and other charges. The majority of this reversal occurred because the Company received $25 more from the sale of the assets associated with the Company's Madrid, Spain manufacturing operations than originally estimated. It also includes a $6 reversal of a restructuring reserve deemed no longer necessary.

    The following table sets forth the Company's restructuring reserve as of September 30, 2001 and reflects the activity regarding the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three months ended December 31, 2001:

                               SEPTEMBER 30,                   THREE MONTHS ENDED                    DECEMBER 31,
                                   2001                         DECEMBER 31, 2001                        2001
                               -------------   ---------------------------------------------------   -------------
                               RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                                  RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                                  -------         ------         --------       -----     --------      -------
Workforce reduction..........      $ 92            $ 40            $(20)         $(13)      $(61)        $ 38
Rationalization of
  manufacturing capacity and
  other charges..............        79              81             (31)          (43)       (19)          67
                                   ----            ----            ----          ----       ----         ----
    Total....................      $171            $121            $(51)         $(56)      $(80)        $105
                                   ----            ----            ----          ----       ----         ----
                                   ----            ----            ----          ----       ----         ----

    The Company anticipates that substantially all the remaining cash expenditures relating to the workforce reduction will be paid by the end of fiscal 2002. The majority of the contract terminations will be paid by the end of the third quarter of fiscal 2002. Amounts related to non-cancelable lease obligations due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

SEPARATION EXPENSES

    The Company incurred costs, fees and expenses relating to the Separation. These fees and expenses were primarily related to legal separation matters, designing and constructing the Company's computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three months ended December 31, 2001 and 2000, the Company incurred separation expenses of $2 and $11, respectively.

5. DEBT

    On April 2, 2001, in connection with the IPO, the Company assumed $2,500 of short-term borrowings from Lucent under a credit facility. The Company did not receive any of the proceeds of this short-term debt.

    On October 4, 2001, the Company amended this credit facility. In connection with the amendment, the Company repaid $1,000 of the $2,500 then outstanding, reducing the facility to $1,500. The Company also paid $21 of fees associated with the amendment, which will be amortized over the life of the facility. The facility is comprised of term loans and revolving credit loans and is secured by the Company's principal domestic assets other than the proceeds of the IPO and, while Lucent remains a majority stockholder, real estate. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if the Company raises at least $500 in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 on September 30, 2002 and $500 on September 30, 2003. The debt is not convertible into any other securities of the Company. The amended credit facility contains financial covenants, including restrictions on the Company's ability to pay cash dividends.

    The only periodic debt service obligation under the credit facility is to make quarterly interest payments. The interest rates on borrowings under the facility are based on a scale indexed to the Company's credit rating. At December 31, 2001, the interest rate under the facility was the applicable LIBOR rate plus 475 basis points, based upon the current ratings of BB- from Standard & Poor's and Ba3 from Moody's. In addition, the agreement provided that until the Company permanently reduced the size of the facility to $1,000 or less, the applicable interest rate would increase by an additional 25 basis points every ninety days. If the Company permanently reduces the size of the facility to $1,000 or less, the interest rate for borrowings under the facility, assuming the Company's credit ratings remain the same, would drop to the applicable LIBOR rate plus 400 basis points. The weighted average interest rate at December 31, 2001 was 6.7%.

    Under the agreement, Agere must use proceeds of certain liquidity raising transactions, asset sales outside the ordinary course of business and capital markets transactions to reduce the size of the facility. If Agere completes the liquidity raising transactions or sells assets outside the ordinary course of business, it must apply 100% (50% if the size of the facility is $500 or less) of the net cash proceeds it receives from the transaction to reduce the size of the facility. The agreement also provides that 50% of the net cash proceeds of the first $500 and 75% (50% if the size of the facility is $500 or less) of the net cash proceeds greater than $500 from equity and debt capital markets transactions be applied to reduce the credit facility. Notwithstanding the foregoing, the Company must apply 100% of net cash proceeds over $1,000 from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility. As required, the Company used the proceeds of certain liquidity raising transactions to reduce the size of the facility to $1,377 at December 31, 2001. Subsequent to December 31, 2001, the Company reduced the outstanding balance under the facility to less than $1,000. See Note 14 'Subsequent Events.'

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

6. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         2001            2001
                                                         ----            ----
INVENTORIES
Completed goods....................................      $ 62            $ 87
Work in process and raw materials..................       208             217
                                                         ----            ----
    Inventories....................................      $270            $304
                                                         ----            ----
                                                         ----            ----

INCOME STATEMENT INFORMATION

    The Company recorded inventory provisions classified within costs of $55 and $40 for the three months ended December 31, 2001 and 2000, respectively. These amounts are calculated in accordance with the Company's inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

7. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) represents net loss plus the results of certain equity changes not reflected in the consolidated and combined statements of operations. The components of other comprehensive income (loss) are shown below.

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                           ----        ----
Net loss...............................................    $(375)       $(4)
Other comprehensive income (loss):
    Foreign currency translation adjustments...........       (2)        19
    Unrealized gain on cash flow hedges................        2         --
    Reclassification adjustment to net loss............        5         --
                                                           -----        ---
        Total comprehensive income (loss)..............    $(370)       $15
                                                           -----        ---
                                                           -----        ---

    The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges was related to hedging activities by Silicon Manufacturing Partners ('SMP'), a joint venture accounted for under the equity method with Chartered Semiconductor in Singapore, and there were no income taxes provided for the unrealized gain. The reclassification adjustment is comprised of a reversal of a $30 unrealized gain due to the realization of this gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with the Madrid, Spain manufacturing operations.

8. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended December 31, 2001, 239,270 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    In addition, at December 31, 2001, Agere employees held stock-based awards covering approximately 43 million shares of Lucent common stock that will be converted to Agere stock-based awards at the time of the Distribution, if the Distribution occurs. The number of shares of Agere common stock subject to substituted awards, if this conversion occurs, cannot be determined at this time since the conversion ratio will be determined at the Distribution based on the per share value of the Company's common stock in relation to that of Lucent's common stock.

9. OPERATING SEGMENTS

    Effective October 1, 2001, the Company realigned its business operations into two market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively. These two groups comprise the Company's only reportable operating segments. The segments each include revenue from the licensing of intellectual property related to that segment. There were no intersegment sales.

    The Infrastructure Systems segment is comprised of the former Optoelectronics segment and portions of the former Integrated Circuits segment and facilitates the convergence of products from both businesses as the Company addresses markets in high-speed communications systems. The Company has consolidated research and development, as well as marketing, for both optoelectronic and integrated circuit devices aimed at communications systems. This allows the more efficient design, development and delivery of complete, interoperable solutions to equipment manufacturers for advanced enterprise, access, metropolitan, long-haul and undersea applications.

    The Client Systems segment consists of the remainder of the former Integrated Circuits segment and includes wireless data, computer communications, storage and wireless terminal solutions products. This segment delivers semiconductor solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers as well as software, systems and wireless local area network solutions through the ORiNOCO'TM' product family.

    Each segment is managed separately. Disclosure of segment information is on the same basis as is used internally for evaluating segment performance and for deciding how to allocate resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and restructuring and separation expenses.

    The Company does not identify or allocate assets by operating segment. In addition, the Company does not allocate interest income or expense, other income or expense, or income taxes to the segments. Management does not evaluate segments based on these criteria. The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in
Note 1 'Background and Basis of Presentation.'

    The Company generates revenues from the sale of two products, integrated circuits and optoelectronic components. These products are consistent with the segments reported by the Company prior to October 1, 2001. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Optoelectronic components, including both active and passive components, transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

REPORTABLE SEGMENTS

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                           ----        ----
REVENUE
Infrastructure Systems.................................    $ 263      $  929
Client Systems.........................................      274         433
                                                           -----      ------
    Total..............................................    $ 537      $1,362
                                                           -----      ------
                                                           -----      ------
OPERATING INCOME (LOSS) (excluding amortization of
  goodwill and other acquired intangibles and
  restructuring and separation expenses)
Infrastructure Systems.................................    $(201)     $  140
Client Systems.........................................      (86)          7
                                                           -----      ------
    Total..............................................    $(287)     $  147
                                                           -----      ------
                                                           -----      ------

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed financial statements is shown below.

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                           ----        ----
Reportable segment operating income (loss).............    $(287)      $ 147
Amortization of goodwill and other acquired
  intangibles..........................................      (21)       (111)
Restructuring and separation expenses..................      (72)        (11)
                                                           -----       -----
    Total operating income (loss)......................    $(380)      $  25
                                                           -----       -----
                                                           -----       -----

10. STOCK COMPENSATION PLANS

    Agere maintains an Employee Stock Purchase Plan (the 'ESPP') with consecutive offering periods, each consisting of four purchase periods of approximately six months in length. The first offering period commenced on March 27, 2001 and ends April 30, 2003. Subsequent offering periods will run generally for 24 months beginning May 1 of every other year. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to certain limitations) deducted from their pay to purchase the Company's common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee's entry date for the current offering period, or the last trading day of each purchase period. The amount that may be offered pursuant to this plan is 85 million shares. Through December 31, 2001, 2,214,003 shares had been purchased under the ESPP.

11. TRANSACTIONS WITH LUCENT

    Revenue from products sold to Lucent was $78 and $231 for the three months ended December 31, 2001 and 2000, respectively. Products purchased from Lucent were $9 for the three months ended December 31, 2000. There were no products purchased from Lucent for the three months ended December 31, 2001.

    In connection with the Separation, the Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. The costs associated with this agreement amounted to $1 for the three months ended December 31, 2001.

    In connection with the Separation, the Company and Lucent entered into the Microelectronics Product Purchase Agreement. Under the agreement, Lucent committed to purchase at least $2,800 of products from the Company over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. For the period February 1, 2001 through December 31, 2001, Lucent's purchases under this agreement were $402. In light of Lucent's purchases to date and adverse market conditions, the Company is discussing with Lucent ways to restructure Lucent's obligations under the agreement.

12. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at December 31, 2001, would not be material to the annual consolidated financial statements.

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

    In July 2000, the Company and Chartered Semiconductor entered into an agreement committing the Company and Chartered Semiconductor to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. The Company has agreed to invest up to $350 over a five-year period. As part of the joint development activities, the two companies are staffing a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. These scientists and engineers are working with Company teams currently located in the U.S., as well as with Chartered Semiconductor's technology development organization. The agreement may be terminated for breach of material terms upon 30 days notice or for convenience upon six months notice prior to

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of that project.

    The Company has also entered into an agreement with Chartered Semiconductor whereby Chartered Semiconductor will provide integrated circuit wafer manufacturing services. Under the agreement, the Company provides a demand forecast to Chartered Semiconductor for future periods and Chartered Semiconductor commits to have manufacturing capacity available for the Company's use. If the Company uses less than a certain percent of the forecasted manufacturing capacity, the Company may be obligated to pay penalties to Chartered Semiconductor. The Company does not expect any penalties under this agreement to have a material impact on its results of operations or financial condition.

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

    The Company's primary source of liquidity is its cash and cash equivalents. The Company believes its cash and cash equivalents, together with additional amounts that may be borrowed under the receivables securitization facility described in Note 14, are sufficient to meet cash requirements at least through the end of calendar year 2002, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation and the other announced restructuring activities. If the Company's revenues are lower than what plans contemplate and as a result less cash is generated, or if the Company no longer has access to the receivables securitization facility, the Company would consider further cash conserving actions to enable it to meet its cash requirements through the end of calendar year 2002. These actions would include the elimination of employee bonuses, the acceleration of already planned expense reductions, further limits on capital spending and the retiming of certain restructuring initiatives. The Company cannot assure you that these actions will be feasible at the time or prove adequate. Currently, the Company is attempting to obtain additional financing in a debt capital markets transaction. The Company cannot assure you when it might complete this transaction, if at all, or how much it might be able to raise from this transaction. The Company also intends to pursue other financing transactions and will consider asset sales, although no committed transactions exist at this time. Also, in connection with the spin-off from Lucent, the Company is significantly restricted in its ability to issue stock in order to raise capital. The Company's plan does not take into account any funds that it may receive as a result of selling the Orlando, Florida or Reading and Breinigsville, Pennsylvania facilities.

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

13. INVESTMENT IN SILICON MANUFACTURING PARTNERS PTE LTD.

    The Company owns a 51% interest in SMP, a joint venture with Chartered Semiconductor, which operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The investment is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. For the three months ended December 31, 2001 and 2000 the Company recognized equity income of $21 and $20 from SMP, respectively. SMP reported net income of $30 and $28 for the three months ended December 31, 2001 and 2000, respectively. As of December 31, 2001, SMP reported total assets of $679 and total liabilities of $442 compared to total assets of $670 and total liabilities of $467 as of September 30, 2001.

14. SUBSEQUENT EVENTS

SALE OF FPGA BUSINESS

    On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array ('FPGA') business of the Infrastructure Systems segment to Lattice Semiconductor Corporation ('Lattice') for $250 in cash. The transaction included the Company's general-purpose ORCA'r' FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 product development, marketing and technical sales employees transferred to Lattice. The net cash proceeds from the sale were used to permanently reduce the credit facility in accordance with the terms of the credit agreement.

FACILITIES CONSOLIDATION

    On January 23, 2002, the Company announced plans to further improve its operating efficiency. The Company plans to seek a buyer for its wafer fabrication operation in Orlando, Florida. This site has approximately 1,100 employees. Additionally, over the next twelve to eighteen months, the Company will consolidate nine existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey into its Allentown, Pennsylvania campus and one new research and development facility in central New Jersey.

    The Company will move the majority of its integrated circuits and optoelectronics operations from the Company's sites in Reading and Breinigsville, Pa., into the Allentown, Pa. campus. In addition, the majority of its assembly and test operations located in these three sites will move to the Company's assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, the Company will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties. The Company expects that its plans to combine

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

operations from these facilities into Allentown will result in a net headcount reduction of approximately 300 positions.

    The Company will also transfer approximately 350 corporate support and product development positions from multiple locations in New Jersey to Allentown. The remaining research and development positions in New Jersey will move to a new research and development facility in central New Jersey.

    The Company expects to incur cash expenditures associated with moving manufacturing operations and consolidating facilities of approximately $250 to $350. The Company does not anticipate any significant charges until the latter half of fiscal 2002. There will also be additional non-cash impacts associated with accelerated depreciation and asset impairments that the Company is still evaluating, and such impacts could be material.

ACCOUNTS RECEIVABLE SECURITIZATION

    On January 24, 2002, the Company and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. As part of the transaction, the Company and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC ('ASRF'). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement expires on January 21, 2003. On February 1, 2002, the Company borrowed $104 under this agreement. The proceeds were used to repay amounts outstanding under the credit facility in accordance with the terms of the credit facility agreement.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to Agere. The business of ASRF is limited to the acquisition of receivables from the Company and certain of its subsidiaries and related activities.

REDUCTION OF THE CREDIT FACILITY

    On February 4, 2002, the outstanding balance under the Company's credit facility was reduced to $999. This is $378 lower than the balance outstanding on December 31, 2001. The amounts used to make the repayments resulted from the following transactions: $24 from sale and leaseback transactions, $250 from the FPGA sale and $104 from the accounts receivable securitization. Reducing the facility below $1,000 resulted in a reduction in the interest rate for borrowings under the facility to the applicable LIBOR rate plus 400 basis points. Assuming the Company's credit ratings remain the same, this rate will remain in effect for the life of the facility. Following these repayments, $500 of the facility is now a revolving credit facility with the remainder considered a term loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We are the world's leading provider of components for communications applications, delivering integrated solutions that form the building blocks for advanced wired, wireless, and optical communications networks. We also design and manufacture a wide range of semiconductor solutions for computer- and communications-related devices used by consumers such as cellular phones, modems, and hard disk drives for personal computers and workstations. In addition, the company supplies complete wireless computer networking solutions through the ORiNOCO'TM' product line.

    Effective October 1, 2001, we realigned our business operations into two market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property related to that segment.

    The Infrastructure Systems segment is comprised of our former Optoelectronics segment and portions of our former Integrated Circuits segment and facilitates the convergence of products from both businesses as we address markets in high-speed communications systems. We have consolidated research and development, as well as marketing, for both optoelectronic and integrated circuit devices aimed at communications systems. This allows us to more efficiently design, develop and deliver complete, interoperable solutions to equipment manufacturers for advanced enterprise, access, metropolitan, long-haul and undersea applications.

    The Client Systems segment consists of the remainder of our former Integrated Circuits segment and includes our wireless data, computer communications, storage and wireless terminal solutions products. This segment delivers semiconductor solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers as well as software, systems and wireless local area network solutions through the ORiNOCO'TM' product family.

    We reported a net loss of $375 million for the three months ended December 31, 2001, compared to a net loss of $4 million for the three months ended December 31, 2000.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. We had no material assets or activities as a separate corporate entity until the contribution to us by Lucent of its integrated circuits and optoelectronic components businesses. Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began the separation of our company by transferring to us the assets and liabilities related to these businesses. The separation was substantially completed, including the transfer of all assets and liabilities other than pension and postretirement plan assets and liabilities, which have yet to be transferred, when we completed our initial public offering in April 2001. As of December 31, 2001, Lucent owned 100% of our outstanding Class B common stock and 37 million shares of our outstanding Class A common stock, which represented approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors.

    Lucent originally announced its intention to distribute all shares of our common stock it then owned to its shareholders in a tax-free distribution by September 30, 2001. On August 16, 2001, Lucent amended its credit facilities. The amended credit facilities modified the conditions that must be met before Lucent can distribute its Agere stock to its stockholders. The distribution of Agere stock can occur at Lucent's discretion if the following conditions are met by Lucent:

     no event of default exists under the credit facilities;

     generated positive earnings before interest, taxes, depreciation and amortization for the fiscal quarter immediately preceding the distribution;

     meet a minimum current asset ratio;

     receipt of $5 billion in cash from certain non-operating sources; and

     its 364-day $2 billion credit facility has been terminated and the $2 billion credit facility expiring in February 2003 has been reduced to $1.75 billion or less.

    Lucent has announced that it has terminated its 364-day facility. On January 22, 2002, Lucent stated it remained fully committed to completing the process of separating Agere from Lucent in a tax-free spin-off and that it intended to use the results for the quarter ending March 31, 2002 to meet the conditions for the spin-off; although market conditions did introduce a degree of uncertainty about the timing. Because Lucent must meet these conditions before it can complete the spin-off and because Lucent alone will make the decision about whether to complete the spin-off, even if the conditions were met, we can not assure you that Lucent will complete the spin-off by a particular date or at all.

    Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements that were derived from Lucent's financial records may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent's net investment in us is shown in lieu of stockholders' equity in our financial statements for periods prior to February 1, 2001. We began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent began transferring to us the assets and liabilities of our business. For periods prior to February 1, 2001, our financial statements include allocations of Lucent's expenses, assets and liabilities, including allocations for general corporate expenses, basic research, interest expense, pension and postretirement costs and income taxes, which are discussed in Note 1 to the condensed consolidated and combined financial statements.

    In connection with our separation from Lucent, we entered into several agreements with Lucent including a product purchase agreement under which we sell products to Lucent. For more information, see Note 11 to the condensed consolidated and combined financial statements.

OPERATING TRENDS

    Order levels and revenues have declined significantly since the beginning of fiscal 2001 and are expected to remain at these lower levels in the near-term. We believe the decreases are due to weakness in our customers' markets and excess inventory held by our customers. We have experienced a higher than normal level of order cancellations and reschedules since the beginning of fiscal 2001. Although the level of customer order changes has decreased in recent months, our order backlog is lower than we have experienced in the past. Because of this reduced backlog and the potential for additional order changes by customers our ability to forecast future results is limited.

    During the first quarter of fiscal 2002, we observed that the personal computer market is beginning to show signs of stabilization. Our storage-related integrated circuits benefited from this strengthening in the personal computer market and experienced sequential quarter growth, as we provided new read-channel products and preamplifier solutions to our hard-disk drive customers. However, the optical networking market continues to experience deterioration, as we saw a sequential quarter decline in those product areas.

RESTRUCTURING EXPENSES

    In the first quarter of fiscal 2002, we recorded a net restructuring charge of $70 million classified within restructuring and separation expenses. This net restructuring charge is comprised of a charge of $121 million, offset by a reversal of $51 million. This net charge is related to a series of initiatives that were announced in fiscal 2001 and in the first quarter of fiscal 2002 to align our cost structure with market conditions. These initiatives were focused on improving gross profit, reducing expenses and streamlining operations, and include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. There were no restructuring charges recorded in the first quarter of fiscal 2001.

WORLDWIDE WORKFORCE REDUCTION

    During the first quarter of fiscal 2002, workforce reductions resulted in a restructuring charge of $40 million. This charge includes $23 million for approximately 500 remaining employees associated with the workforce reduction of 6,000 positions announced in fiscal 2001. It also includes $17 million for approximately 500 employees impacted by the December 5, 2001 announcement of an additional workforce reduction of 950 positions. This new initiative affects primarily management positions within our product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania. Of the total charge, $13 million represents a non-cash charge for termination benefits to certain U.S. management employees that will be funded through Lucent's pension assets.

    We also recorded a $20 million reversal of the restructuring reserve associated with the worldwide workforce reductions due to the revision of an estimate reflecting lower severance and benefit costs. Severance costs and other exit costs were determined in accordance with Emerging Issues Task Force
No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.'

    We substantially completed the workforce reductions announced in fiscal 2001 with approximately 5,600 employees taken off-roll as of December 31, 2001. The remaining 400 employees associated with this action are expected to be off-roll by the end of the second quarter of fiscal 2002. We expect to complete the workforce reduction announced on December 5, 2001 by September 30, 2002.

RATIONALIZATION OF MANUFACTURING CAPACITY AND OTHER CHARGES

    During the first quarter of fiscal 2002, we recognized a restructuring charge of $81 million for rationalization of manufacturing capacity and other charges. This charge includes $40 million relating to facility closings, $33 million for asset impairments and $8 million primarily for contract terminations.

    The facility closing charge consists principally of a non-cash charge of $35 million for the realization of the cumulative translation adjustment resulting from management's decision to substantially liquidate our investment in the legal entity associated with the Madrid, Spain manufacturing operations. This charge was recognized in accordance with Emerging Issues Task Force No. 01-5, Issue Summary No. 1, 'Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.' The $5 million balance of the charge related to the facility closing is primarily for lease terminations and non-cancelable leases and related costs.

    The $33 million of asset impairment charges was recognized for property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. This non-cash charge was recognized in accordance with the guidance on impairment of assets in

Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.'

    We also recorded a restructuring charge reversal of $31 million during the first quarter of fiscal 2002 associated with the rationalization of manufacturing capacity and other charges. The majority of this reversal occurred because we received $25 million more from the sale of the assets associated with our Madrid, Spain manufacturing operations than originally estimated. It also includes a $6 million reversal of a restructuring reserve deemed no longer necessary.

    The following table sets forth our restructuring reserve as of September 30, 2001 and reflects the activity regarding the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three months ended December 31, 2001:

                             SEPTEMBER 30,                     THREE MONTHS ENDED                    DECEMBER 31,
                                  2001                         DECEMBER 31, 2001                         2001
                             --------------   ----------------------------------------------------   -------------
                             RESTRUCTURING    RESTRUCTURING   RESTRUCTURING   NON-CASH      CASH     RESTRUCTURING
                                RESERVE          CHARGE         REVERSAL        ITEMS     PAYMENTS      RESERVE
                                -------          ------         --------        -----     --------      -------
                                                             (DOLLARS IN MILLIONS)
Workforce reduction........       $ 92            $ 40            $(20)         $(13)       $(61)        $ 38
Rationalization of
  manufacturing capacity
  and other charges........         79              81             (31)          (43)        (19)          67
                                  ----            ----            ----          ----        ----         ----
    Total..................       $171            $121            $(51)         $(56)       $(80)        $105
                                  ----            ----            ----          ----        ----         ----
                                  ----            ----            ----          ----        ----         ----

    We anticipate that substantially all the remaining cash expenditures relating to the workforce reductions announced as of December 31, 2001 will be paid by the end of fiscal 2002. The majority of the contract terminations will be paid by the end of the third quarter of fiscal 2002. Amounts related to non-cancelable lease obligations due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. We currently estimate future annualized pre-tax savings to be approximately $600 million, of which $480 million are cash savings. The full benefit of these savings will begin to be recognized in the third quarter of fiscal 2002.

SEPARATION EXPENSES

    We incurred costs, fees and expenses relating to the Separation. These fees and expenses were primarily related to legal separation matters, designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three months ended December 31, 2001 and 2000, we incurred separation expenses of $2 million and $11 million, respectively.

FACILITIES CONSOLIDATION

    On January 23, 2002, we announced plans to further improve our operating efficiency. We plan to seek a buyer for our wafer fabrication operation in Orlando, Florida. This site has approximately 1,100 employees. Additionally, over the next twelve to eighteen months, we will consolidate nine existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey into our Allentown, Pennsylvania campus and one new research and development facility in central New Jersey.

    We will move the majority of our integrated circuits and optoelectronics operations from our sites in Reading and Breinigsville, Pa., into the Allentown, Pa. campus. In addition, the majority of our assembly and test operations located in these three sites will move to our assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, we will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties. We expect that our plan to combine operations from these facilities into Allentown will result in a net headcount reduction of approximately 300 positions.

    We will also transfer approximately 350 corporate support and product development positions from multiple locations in New Jersey to Allentown. The remaining research and development positions in New Jersey will move to a new research and development facility in central New Jersey.

    We expect to incur cash expenditures associated with moving manufacturing operations and consolidating facilities of approximately $250 million to $350 million. We do not anticipate any significant charges until the latter half of fiscal 2002. There will also be additional non-cash impacts associated with accelerated depreciation and asset impairments that we are still evaluating, and such impacts could be material.

    Through the consolidation of operations from nine sites to Allentown and one New Jersey location, we will reduce our square footage in the two states by about two million square feet, or approximately 50 percent, significantly lowering costs. We expect to realize approximately $100 million annually in cash savings from these actions, driven primarily by a reduction in rent and building infrastructure costs.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                                   THREE MONTHS
                                                       ENDED
                                                   DECEMBER 31,      CHANGE
                                                   -------------   -----------
                                                   2001    2000      $      %
                                                   ----    ----      -      -
                                                      (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems.......................  $263   $  929   $(666)  (72)%
    Client Systems...............................   274      433    (159)  (37)%
                                                   ----   ------   -----
        Total....................................  $537   $1,362   $(825)  (61)%
                                                   ----   ------   -----
                                                   ----   ------   -----

REVENUE

    Revenue decreased 61% or $825 million, for the three months ended
December 31, 2001 as compared to the same period in 2000, due primarily to volume decreases. The decrease of $666 million within the Infrastructure Systems segment was due to depressed market conditions and reduced expenditures by service providers, which drove volume decreases across the entire segment. The decrease of $159 million within the Client Systems segment was also primarily the result of depressed market conditions, which drove volume decreases across the entire segment.

COSTS AND GROSS MARGIN

    Costs decreased 33% or $261 million, from $782 million for the three months ended December 31, 2000 to $521 million for the three months ended December 31, 2001. Gross margin decreased from 42.6% in the prior year quarter to 3.0% in the current quarter, a decrease of 39.6 percentage points. Gross margin for the Infrastructure Systems segment decreased to a negative 6.5% in the current quarter from 46.3% in the prior year quarter, largely as a result of lower manufacturing capacity utilization and the impact of inventory provisions in the current quarter. Gross margin for the Client Systems segment declined to 12.0% in the current quarter from 34.6% in the prior year quarter. This decline was primarily due to lower manufacturing capacity utilization. The negative effect of the excess manufacturing capacity in both segments was lessened by savings realized from the restructuring and cost saving initiatives announced in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased 31% or $48 million, from $157 million in the three months ended December 31, 2000 to $109 million in the three months ended December 31, 2001. The decrease was principally due to savings realized from the restructuring and cost saving initiatives announced in fiscal 2001.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased 30% or $82 million, from $276 million in the prior year quarter to $194 million in the current quarter. The decrease was primarily due to savings realized from the restructuring and cost saving initiatives announced in fiscal 2001.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    Amortization expense decreased 81% or $90 million from $111 million for the three months ended December 31, 2000 to $21 million for the three months ended December 31, 2001. The decrease is due to the impairment of goodwill and other acquired intangibles of $2,762 million that was recognized in the second half of fiscal 2001. This impairment significantly reduced our goodwill and other acquired intangibles and therefore, our current period amortization.

RESTRUCTURING AND SEPARATION EXPENSES

    Restructuring and separation expenses increased $61 million from $11 million for the three months ended December 31, 2000 to $72 million for the three months ended December 31, 2001. Net restructuring expenses of $70 million were incurred in the first quarter of fiscal 2002 as we continued to implement our announced restructuring initiatives. No restructuring expenses were recognized in the prior year quarter. Separation expenses decreased $9 million or 81% from $11 million in the first quarter of fiscal 2001 to $2 million in the first quarter of fiscal 2002. As we incurred the majority of the necessary expenses related to our separation from Lucent in fiscal 2001 we would expect these expenses to be substantially lower in fiscal 2002.

OPERATING INCOME (LOSS)

    We reported an operating loss of $380 million for the three months ended December 31, 2001, a decline of $405 million from operating income of $25 million reported for the three months ended December 31, 2000. This change reflects primarily a decline in gross profit, as well as an increase in restructuring and separation expenses, partially offset by expense reductions resulting from restructuring and cost saving initiatives announced in fiscal 2001 and a decrease in the amortization of goodwill and other acquired intangibles. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and restructuring and separation expenses, which is shown in the following table.

                                                   THREE MONTHS
                                                      ENDED
                                                   DECEMBER 31,      CHANGE
                                                  --------------   -----------
                                                   2001    2000      $      %
                                                   ----    ----      -      -
                                                     (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems......................  $(201)   $140    $(341)  N/M
    Client Systems..............................    (86)      7      (93)  N/M
                                                  -----    ----    -----
        Total...................................  $(287)   $147    $(434)  N/M
                                                  -----    ----    -----
                                                  -----    ----    -----

---------

N/M = Not meaningful

OTHER INCOME -- NET

    Other income -- net increased $54 million, from $21 million for the three months ended December 31, 2000 to $75 million for the same period in 2001. The increase was primarily due to the sale of an available-for-sale investment, as well as interest income from our investment of the initial public offering proceeds.

INTEREST EXPENSE

    Interest expense increased $26 million to $50 million for the three months ended December 31, 2001 from $24 million in prior year period. This increase is due to the interest expense associated with our credit facility being greater than what Lucent allocated to us in the prior year quarter.

PROVISION FOR INCOME TAXES

    For the first quarter of fiscal 2002, we recorded a provision for income taxes of $20 million on a pre-tax loss of $355 million, yielding an effective tax rate of negative 5.6%. This rate is higher than the U.S. statutory rate primarily due to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance of approximately $124 against U.S. net deferred tax assets. For the first quarter of fiscal 2001, we recorded a provision for income taxes of $22 million on pre-tax income of $22 million, yielding an effective tax rate of negative 100.0%. This rate is higher than the U.S. statutory rate primarily due to non-tax deductible goodwill amortization and separation costs.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, our net cash position was $388 million, which reflects $1,781 million in cash and cash equivalents less $1,377 million of short-term debt under our credit facility and $16 million from the current portion of our capitalized lease obligation.

    Net cash used in operations was $344 million for the three months ended December 31, 2001, compared with $102 million of net cash provided by operations for the three months ended December 31, 2000. The decline in the cash flow from operations for the three months ended December 31, 2001, compared with the same period last year, was driven primarily by the increase in our net loss, as a result of depressed market conditions and a reduction in accounts payable.

    Cash provided by investing activities was $117 million for the three months ended December 31, 2001 compared with cash used by investing activities of $197 million for the three months ended December 31, 2000. The increase in cash flow from investing activities is primarily due to proceeds of $107 million from the sale of property, plant and equipment, proceeds of $53 million from the sale of investments and a reduction of capital expenditures. Capital expenditures decreased $158 million to $43 million for the three months ended December 31, 2001, from $201 million for the three months ended December 31, 2000. We are seeking to limit our capital expenditures principally to projects critical to winning new business, keeping customer commitments and the completion of a new office facility adjacent to our current headquarters.

    Net cash used in financing activities was $1,144 million for the three months ended December 31, 2001, compared with cash provided by financing activities of $95 million for the three months ended December 31, 2000. The decrease was primarily the result of our repayment of $1 billion of our credit facility in connection with the amendment of the facility on October 4, 2001. Subsequent to the amendment of our facility, we further reduced the amount outstanding under the facility by $123 million to $1,377 million at December 31, 2001.The amounts used to make these repayments resulted from the following transactions: $50 million from the sale of an available-for-sale investment, $67 million from the sale of our manufacturing facility and related equipment located in Spain and $6 million from various sale and leaseback transactions.

    The $2.5 billion credit facility that we assumed from Lucent at the time of our initial public offering was a 364-day facility that was to mature on February 21, 2002. On October 4, 2001, this credit facility was amended. In connection with the amendment, we repaid $1 billion, thereby reducing the facility to $1.5 billion. The Company also paid $21 million of fees in connection with the amendment, which we will amortize over the life of the facility. The facility is comprised of term loans and revolving credit loans and is secured by our principal domestic assets other than the proceeds of our initial public offering and, while Lucent remains a majority stockholder, real estate. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if we raise at least $500 million in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 million on September 30, 2002 and $500 million on September 30, 2003. The debt is not convertible into any other securities of the company.

    The interest rates applicable to borrowings under the facility are based on a scale indexed to our credit rating. Based upon our credit ratings as of December 31, 2001 of BB- from Standard & Poor's and Ba3 from Moody's, the interest rate under the facility was the applicable LIBOR rate plus 475 basis points. As discussed below, subsequent to December 31, 2001, we reduced the size of the facility to less than $1 billion and therefore reduced the interest rate for borrowings under the facility to the applicable LIBOR rate plus 400 basis points. Unless our credit ratings change, this rate will remain in effect for the life of the facility. Following these repayments, $500 million of the facility is now a revolving credit facility with the remainder considered a term loan. The only periodic debt service obligation under the amended credit facility is to make quarterly interest payments.

    Under the agreement, we must use proceeds of certain liquidity raising transactions, asset sales outside the ordinary course of business and capital markets transactions to reduce the size of the facility. If we complete the liquidity raising transactions or sell assets outside the ordinary course of business, we must apply 100% (50% if the size of the facility is $500 million or less) of the net cash proceeds we receive from the transactions to reduce the size of the facility. The agreement also provides that 50% of the net cash proceeds of the first $500 million and 75% (50% if the size of the facility is $500 million or less) of the net cash proceeds greater than $500 million from equity and debt capital markets transactions be applied to reduce the credit facility. Notwithstanding the foregoing, we must apply 100% of net cash proceeds over $1 billion from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility.

    On January 18, 2002, we completed the sale of certain assets and liabilities related to our FPGA business to Lattice Semiconductor Corporation for $250 million in cash. The net cash proceeds from the sale were used to repay amounts outstanding under our credit facility in accordance with the terms of the credit agreement.

    On January 24, 2002, we and certain of our subsidiaries entered into a securitization transaction relating to certain of our and their accounts receivable. As part of the transaction, we and certain of our subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the special purpose subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement expires on January 21, 2003. On February 1, 2002, we borrowed $104 million under this agreement. On February 4, 2002, these proceeds were used to repay amounts outstanding under our credit facility in accordance with the terms of the credit agreement. Following this repayment and the repayment of the $250 from the sale of our FPGA business and $24 million from additional sale and leaseback transactions, our credit facility was reduced to $999 million.

    The credit facility contains financial covenants that require us to: (i) maintain a minimum level of liquidity, (ii) achieve a minimum level of earnings before interest, taxes, depreciation and amortization computed in accordance with the agreement each quarter, (iii) maintain a minimum level of net worth, and (iv) limit capital expenditures. Other covenants restrict our ability to pay cash dividends, incur indebtedness and invest cash in our subsidiaries and other businesses. The receivables securitization has the same four financial covenants and covenant levels as the credit facility, however, a violation of these covenants will not accelerate payment or require an immediate cash outlay to cover amounts previously loaned under the facility, but will end our ability to obtain further loans under the agreement.

    On January 23, 2002, we announced plans to consolidate nine existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey into our Allentown, Pennsylvania campus and one new research and development facility in central New Jersey. The consolidation is expected to be completed in twelve to eighteen months. We anticipate the cash required for this consolidation to be between $250 million and $350 million. We plan to discontinue operations and seek buyers for our Reading and Breinigsville facilities. Through this consolidation we will reduce our square footage in the two states by about two million square feet, or approximately 50 percent, significantly lowering cost. We expect to realize approximately $100 million annually in cash savings from these actions, driven primarily by a reduction in rent and building infrastructure costs. In addition, we plan to seek a buyer for our wafer fabrication operation in Orlando, Florida.

    Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with additional amounts that may be borrowed under the receivables securitization facility, are sufficient to meet our cash requirements at least through the end of calendar year 2002, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation described above and the other announced restructuring activities. If our revenues are lower than what our plans contemplate and as a result less cash is generated, or if we no longer have access to the receivables securitization facility, we would consider further cash conserving actions to enable us to meet our cash requirements through the end of calendar year 2002. These actions would include the elimination of employee bonuses, the acceleration of already planned expense reductions, further limits on capital spending and the retiming of certain restructuring initiatives. We cannot assure you that these actions will be feasible at the time or prove adequate. Currently, we are attempting to obtain additional financing in a debt capital markets transaction. We cannot assure you when we might complete this transaction, if at all, or how much we might be able to raise from this transaction. We also intend to pursue other financing transactions and will consider asset sales, although we have no committed transactions at this time. Also, in connection with our spin-off from Lucent, we are significantly restricted in our ability to issue stock in order to raise capital. Our planning does not take into account any funds that we may receive as a result of selling our Orlando, Florida or Reading and Breinigsville, Pennsylvania facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

    Our contractual obligations and commitments include leases entered into in the normal course of business and the credit facility described above, as well as the following commitments.

    In December 1997, we entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd, or SMP, with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the production output from this facility and Chartered Semiconductor has agreed to purchase the remaining 49% of the production output. If we fail to purchase the required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years' written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, we believe it is unlikely that we would have to pay any significant amounts for underutilization in the near future. However, if our purchases under this agreement are less than anticipated, our cash obligation to SMP may be significant.

    In July 2000, we and Chartered Semiconductor entered into an agreement committing both parties to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. We have agreed to invest up to $350 million over a five-year period. As part of the joint development activities, the two companies are staffing a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. The agreement may be terminated for breach of material terms upon 30 days notice or for convenience upon six months notice prior to the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of that project.

    We have also entered into an agreement with Chartered Semiconductor whereby Chartered Semiconductor will provide integrated circuit wafer manufacturing services to us. Under the agreement, we provide a demand forecast to Chartered Semiconductor for future periods and Chartered Semiconductor commits to have manufacturing capacity available for our use. If we use less than a certain percent of the forecasted manufacturing capacity, we may be obligated to pay penalties to Chartered Semiconductor. We do not expect any penalties under this agreement to have a material impact on our results of operations or financial condition.

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, our financial statements could be materially impacted.

    Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Our inventory valuation policy is based on a review of forecasted demand compared with existing inventory levels. If our estimate of forecasted demand is significantly different than our actual demand, our inventory may be over- or under-valued.

    Long-lived assets, such as goodwill and other acquired intangibles and property, plant and equipment, are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. If our estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, we may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expenses. If the asset's actual life is different than its estimated life, the asset could be over- or under-valued.

    Restructuring reserves are recorded in connection with the restructuring initiatives we have announced. These reserves include estimates pertaining to employee separation costs, the settlement of contractual obligations and other matters. Although we do not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.

    We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in the approach, such as a change in settlement strategy.

    Historically, certain of our operations have been included in Lucent's consolidated income tax returns. Income tax expense in our consolidated and combined statements of operations has been calculated on a separate tax return basis prior to our initial public offering. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. If estimates of our future profitability are different than that actually attained, our deferred tax assets could be under- or over-valued.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets.' Statement 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed for impairment at least annually and subject to new impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives but will no longer be limited to a maximum life of forty years. Statement 142 is effective for us in fiscal 2003, although earlier application is permitted. We plan to adopt Statement 142 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

    Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, 'Accounting for Asset Retirement Obligations.' Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with Statement 143, retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. Statement 143 is effective for us in fiscal 2003, with earlier application encouraged. We are currently evaluating the potential effects on our financial condition and results of operations of adopting Statement 143, as well as the timing of its adoption.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Statement 144 primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. Statement 144 is effective for us in fiscal 2003, with earlier application encouraged. We are currently evaluating the potential effects on our financial condition and results of operations of adopting Statement 144, as well as the timing of its adoption.

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

RISK MANAGEMENT

    We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging the risks.

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

    Effective October 1, 2000, we adopted Statement 133 and its corresponding amendments under Statement 138. The adoption of Statement 133 resulted in a cumulative effect of an increase in our net loss of $4 million, net of a tax benefit of $2 million for the three months ended December 31,

2000. The increase in our net loss is primarily due to derivatives not designated as hedging instruments. For both the three months ended December 31, 2001 and 2000, the change in fair market value of derivative instruments was recorded in other income-net and was not material.

    While we hedge certain foreign currency transactions, a decline in value of non-U.S. dollar currencies may adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

    As of December 31, 2001, we had $1,377 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may, from time to time, enter into interest rate swap agreements. There were no interest rate swap agreements in effect as of December 31, 2001.

EUROPEAN MONETARY UNION -- EURO

    Several member countries of the European Union have established fixed conversion rates between their sovereign currencies and the Euro, and have adopted the Euro as their new single legal currency. The legacy currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments were permitted to be made in the Euro. Beginning on January 1, 2002, the participating countries introduced Euro notes and coins. The participating countries must withdraw all legacy currencies by February 28, 2002 so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. We will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and our current assessment, it is not expected that the Euro conversion will have a material adverse effect on our business or financial condition.

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as 'expects', 'anticipates', 'intends', 'plans', 'believes', 'seeks', 'estimates', variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

FACTORS AFFECTING OUR FUTURE PERFORMANCE

    The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File no. 001-16397), could affect our future performance and the price of our stock.

RISKS RELATED TO OUR SEPARATION FROM LUCENT

     We will be controlled by Lucent as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during that time.

     We do not control the timing and manner of our separation from Lucent and it may not occur, and even if it does occur we may not achieve many of the expected benefits of our separation, so we may lose many of our employees and our business may suffer.

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

     Because Lucent's Bell Laboratories' central research organization historically performed important research for us, we must continue to develop our own core research capability. We may not be successful, which could materially harm our prospects and adversely affect our results of operations.

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

RISKS RELATED TO OUR BUSINESS

     The demand for products in our industry has recently declined, and we cannot predict the duration or extent of this trend. Sales of our integrated circuits and optoelectronic components are dependent on the growth of communications networks.

     If we are unable to extend or refinance our credit facility when it matures on September 30, 2002, we may not have sufficient cash available to repay that facility or to fund our operations.

     Because we expect to continue to derive a majority of our revenue from integrated circuits and the integrated circuits industry is highly cyclical, our revenue may fluctuate.

     If we do not complete our announced workforce reductions and other restructuring and facility consolidation activities as expected or even if we do so, we may not achieve all of the expense reductions we anticipate.

     Our quarterly revenue and operating results may vary significantly in future periods due to the nature of our business.

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

RISKS RELATED TO OUR STOCK

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

     A number of our shares are or will be eligible for future sale or distribution, including as a result of our spin-off from Lucent, which may cause our stock price to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File no. 001-16397). See Item 2 -- 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management' for additional details.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Legal Proceedings'.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On October 4, 2001, we repaid $1,000 million under our credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed October 5, 2001 pursuant to Item 5 (Other Events).

    (c) Exhibits

     10.1 Letter Agreement with Daniel A. DiLeo (Incorporated by reference to exhibit 10.25 to our registration statement on Form S-1, File No. 333-81632)
     10.2 Agere Systems Inc. Retention Plan (Incorporated by reference to exhibit 10.26 to our registration statement on Form S-1, File No. 333-81632)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.

Date February 11, 2002                                        /S/ MARK T. GREENQUIST
                                             ........................................................
                                                                MARK T. GREENQUIST
                                                           EXECUTIVE VICE PRESIDENT AND
                                                             CHIEF FINANCIAL OFFICER

                             STATEMENT OF DIFFERENCES
                             ------------------------

The trademark symbol shall be expressed as................................ 'TM'