Form 10-Q
period 2002-03-31
AGERE SYSTEMS INC
filed 2002-05-10
CIK 1129446

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 10, 2002
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                      Telephone -- Area Code 610-712-4323

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At April 30, 2002, 727,456,519 shares of Class A common stock and 908,100,000 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information
    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated and Combined Statements of
        Operations for the three and six months ended
        March 31, 2002 and 2001.............................    2
        Condensed Consolidated Balance Sheets as of
        March 31, 2002 and September 30, 2001...............    3
        Condensed Consolidated and Combined Statements of
        Changes in Stockholders' Equity/Invested Equity and
        Total Comprehensive Loss for the three and six
        months ended March 31, 2002 and 2001................    4
        Condensed Consolidated and Combined Statements of
        Cash Flows for the six months ended March 31, 2002
        and 2001............................................    5
        Notes to Condensed Consolidated and Combined
        Financial Statements................................    6
    Item 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition...........   23
    Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   44

Part II -- Other Information
    Item 1. Legal Proceedings...............................   45
    Item 4. Submission of Matters to a Vote of Security
     Holders................................................   45
    Item 6. Exhibits and Reports on Form 8-K................   45

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED MARCH 31,   ENDED MARCH 31,
                                                              ---------------   ---------------
                                                               2002     2001     2002     2001
                                                               ----     ----     ----     ----
Revenue (includes $65 and $174 for the three months ended
  March 31, 2002 and 2001, respectively, and $143 and $405
  for the six months ended March 31, 2002 and 2001,
  respectively, from Lucent Technologies Inc.)..............  $  551   $1,191   $1,088   $2,553
Costs.......................................................     498      750    1,019    1,532
                                                              ------   ------   ------   ------
Gross profit................................................      53      441       69    1,021
                                                              ------   ------   ------   ------
Operating expenses:
    Selling, general and administrative.....................      90      179      199      336
    Research and development................................     183      261      377      537
    Amortization of goodwill and other acquired
      intangibles...........................................      16      112       37      223
    Restructuring and separation -- net.....................      24       36       96       47
    Impairment of goodwill and other acquired intangibles...     176     --        176     --
                                                              ------   ------   ------   ------
        Total operating expenses............................     489      588      885    1,143
                                                              ------   ------   ------   ------
Operating loss..............................................    (436)    (147)    (816)    (122)
Other income -- net.........................................     260       16      335       37
Interest expense............................................      23       10       73       34
                                                              ------   ------   ------   ------
Loss before provision for income taxes......................    (199)    (141)    (554)    (119)
Provision for income taxes..................................      20        7       40       29
                                                              ------   ------   ------   ------
Loss before cumulative effect of accounting change..........    (219)    (148)    (594)    (148)
Cumulative effect of accounting change (net of benefit for
  income taxes of $2 for the six months ended March 31,
  2001).....................................................    --       --       --         (4)
                                                              ------   ------   ------   ------
Net loss....................................................  $ (219)  $ (148)  $ (594)  $ (152)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
Basic and diluted loss per share:
    Loss before cumulative effect of accounting change......  $(0.13)  $(0.15)  $(0.36)  $(0.15)
    Cumulative effect of accounting change..................    --       --       --       --
                                                              ------   ------   ------   ------
Net loss....................................................  $(0.13)  $(0.15)  $(0.36)  $(0.15)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
Weighted average shares outstanding -- basic and diluted
  (in millions).............................................   1,636    1,035    1,635    1,035
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                                ----          ----
ASSETS
Current Assets
  Cash and cash equivalents.................................   $ 1,604       $ 3,152
  Trade receivables, less allowances of $20 at March 31,
    2002 and $33 at September 30, 2001......................       240           347
  Receivables due from Lucent Technologies Inc..............        53            42
  Inventories...............................................       234           304
  Prepaid expenses..........................................        63            61
  Other current assets......................................       102           154
                                                               -------       -------
        Total current assets................................     2,296         4,060
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $2,464 at March 31, 2002
  and $2,419 at September 30, 2001..........................     1,566         1,851
Goodwill and other acquired intangibles -- net of
  accumulated amortization of $77 at March 31, 2002 and $93
  at September 30, 2001.....................................       152           343
Deferred income taxes -- net................................         3             4
Other assets................................................       274           304
                                                               -------       -------
        Total assets........................................   $ 4,291       $ 6,562
                                                               -------       -------
                                                               -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................   $   305       $   514
  Payroll and benefit-related liabilities...................       181           138
  Short-term debt...........................................     1,111         2,516
  Income taxes payable......................................       330           336
  Restructuring reserve.....................................        76           171
  Other current liabilities.................................       200           229
                                                               -------       -------
        Total current liabilities...........................     2,203         3,904
Post-employment benefit liabilities.........................        97            92
Long-term debt..............................................        26            33
Deferred income taxes -- net................................         4        --
Other liabilities...........................................        51            72
                                                               -------       -------
        Total liabilities...................................     2,381         4,101
                                                               -------       -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....     --           --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 727,431,519 and
  727,000,107 shares issued and outstanding as of March 31,
  2002 and September 30, 2001, respectively.................         7             7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 908,100,000 shares
  issued and outstanding as of March 31, 2002 and
  September 30, 2001........................................         9             9
Additional paid-in capital..................................     7,032         6,996
Accumulated deficit.........................................    (5,136)       (4,542)
Accumulated other comprehensive loss........................        (2)           (9)
                                                               -------       -------
        Total stockholders' equity..........................     1,910         2,461
                                                               -------       -------
        Total liabilities and stockholders' equity..........   $ 4,291       $ 6,562
                                                               -------       -------
                                                               -------       -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
                  IN STOCKHOLDERS' EQUITY/INVESTED EQUITY AND
                            TOTAL COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE                SIX
                                                             MONTHS ENDED        MONTHS ENDED
                                                               MARCH 31,           MARCH 31,
                                                           -----------------   -----------------
                                                            2002      2001      2002      2001
                                                            ----      ----      ----      ----
Class A Common Stock -- beginning and ending balance.....  $     7   $ --      $     7   $ --
                                                           -------   -------   -------   -------
Class B Common Stock -- beginning and ending balance.....        9        10         9        10
                                                           -------   -------   -------   -------
Owner's net investment
Beginning balance........................................    --        5,915     --        5,823
Net loss prior to February 1, 2001.......................    --          (70)    --          (74)
Transfers to Lucent Technologies Inc.....................    --        --        --       (1,405)
Transfers from Lucent Technologies Inc...................    --        --        --        1,501
Transfer to additional paid in capital...................    --       (5,845)    --       (5,845)
                                                           -------   -------   -------   -------
Ending balance...........................................    --        --        --        --
                                                           -------   -------   -------   -------
Additional paid in capital
Beginning balance........................................    7,012     --        6,996     --
Transfers from owner's net investment....................    --        5,845     --        5,845
Transfers to Lucent Technologies Inc.....................    --       (1,318)    --       (1,318)
Transfers from Lucent Technologies Inc...................       19     1,362        34     1,362
Compensation on equity-based awards......................        1     --            2     --
                                                           -------   -------   -------   -------
Ending balance...........................................    7,032     5,889     7,032     5,889
                                                           -------   -------   -------   -------
Accumulated deficit
Beginning balance........................................   (4,917)    --       (4,542)    --
Net loss from February 1, 2001...........................     (219)      (78)     (594)      (78)
                                                           -------   -------   -------   -------
Ending balance...........................................   (5,136)      (78)   (5,136)      (78)
                                                           -------   -------   -------   -------
Accumulated other comprehensive loss
Beginning balance........................................       (4)      (33)       (9)      (52)
Foreign currency translations............................    --          (11)       (2)        8
Unrealized gain on cash flow hedges......................        2     --            4     --
Reclassification adjustments to net loss.................    --        --            5     --
                                                           -------   -------   -------   -------
Ending balance...........................................       (2)      (44)       (2)      (44)
                                                           -------   -------   -------   -------
    Total stockholders' equity/invested equity...........  $ 1,910   $ 5,777   $ 1,910   $ 5,777
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------
Total comprehensive loss
Net loss.................................................  $  (219)  $  (148)  $  (594)  $  (152)
Other comprehensive income (loss)........................        2       (11)        7         8
                                                           -------   -------   -------   -------
Total comprehensive loss.................................  $  (217)  $  (159)  $  (587)  $  (144)
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2002      2001
                                                               ----      ----
OPERATING ACTIVITIES
    Net loss................................................  $  (594)   $(152)
    Adjustments to reconcile net loss to net cash (used)
      provided by operating activities:
        Cumulative effect of accounting change..............    --           4
        Restructuring expense (reversal) -- net of cash
          payments..........................................      (19)    --
        Provision for inventory write-downs.................       66       74
        Depreciation and amortization.......................      258      442
        (Benefit) provision for uncollectibles..............       (3)      14
        Provision (benefit) for deferred income taxes.......       13       (4)
        Impairment of investments...........................        5     --
        Impairment of goodwill and other acquired
          intangibles.......................................      176     --
        Equity earnings from investments....................      (26)     (40)
        Gain on disposition of business.....................     (243)    --
        Gain on sales of investments........................      (41)    --
        Amortization of debt issuance costs.................       28     --
        Decrease in receivables.............................      101      169
        Increase in inventories.............................       (3)    (323)
        (Decrease) increase in accounts payable.............     (175)     197
        Increase in payroll and benefit liabilities.........       43        1
        Changes in other operating assets and liabilities...      (43)     (19)
        Other adjustments for non-cash items -- net.........        3        6
                                                              -------    -----
    Net cash (used) provided by operating activities........     (454)     369
                                                              -------    -----
INVESTING ACTIVITIES
    Capital expenditures....................................      (80)    (485)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................      115     --
    Proceeds from sales of investments......................       55     --
    Proceeds from disposition of business...................      250     --
    Other investing activities -- net.......................    --          (1)
                                                              -------    -----
    Net cash provided (used) by investing activities........      340     (486)
                                                              -------    -----
FINANCING ACTIVITIES
    Transfers from Lucent Technologies Inc..................    --         189
    Payment of credit facility fees.........................      (21)    --
    Proceeds from the issuance of short-term debt...........      136     --
    Principal repayments on short-term debt.................   (1,541)    --
    Principal repayments on long-term debt..................       (7)      (3)
                                                              -------    -----
    Net cash (used) provided by financing activities........   (1,433)     186
                                                              -------    -----
    Effect of exchange rate changes on cash.................       (1)       3

    Net (decrease) increase in cash and cash equivalents....   (1,548)      72

    Cash and cash equivalents at beginning of period........    3,152     --
                                                              -------    -----

    Cash and cash equivalents at end of period..............  $ 1,604    $  72
                                                              -------    -----
                                                              -------    -----

     See Notes to Condensed Consolidated and Combined Financial Statements.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent') on August 1, 2000. On this date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding. Agere had no material assets or activities as a separate corporate entity until the contribution by Lucent of its integrated circuits and optoelectronic components businesses (collectively, the 'Company's Businesses'). Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent transferred to Agere substantially all the assets and liabilities related to the Company's Businesses (the 'Separation'). As of March 31, 2002, all assets and liabilities related to the Company's Businesses have been transferred to Agere, except pension and postretirement plan assets and liabilities, which have yet to be transferred.

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

    On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in an initial public offering (the 'IPO') for $6 per share less underwriting discounts and commissions of $.23 per share. On April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock.

    Lucent has announced that it intends to distribute the Agere common stock it owns to its stockholders in a tax free distribution (the 'Distribution'). As of March 31, 2002, Agere is a majority-owned subsidiary of Lucent. See Note 16 'Subsequent Event' for additional details regarding the Distribution.

BASIS OF PRESENTATION

    The condensed consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements that were derived from Lucent's financial records may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation.

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

  General Corporate Expenses

    Prior to February 1, 2001, general corporate expenses were allocated from Lucent based on revenue. These allocations were reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. These allocations amounted to $27 and $72 for the three and six months ended March 31, 2001, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Since the Separation, the Company has performed these functions using its own resources or through purchased services. The Company and Lucent entered into agreements for Lucent to provide certain general corporate services on a transition basis. See Note 13 'Transactions with Lucent.'

  Basic Research

    Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. The allocation amounted to $6 and $23 for the three and six months ended March 31, 2001, respectively. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company. Since the Separation, expenses for basic research conducted by the Company are included with all other research and development expenses in the consolidated statements of operations.

  Interest Expense

    Prior to February 1, 2001, interest expense was allocated from Lucent as Lucent provided financing to the Company and incurred debt at the parent level. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The allocation amounted to $9 and $32 for the three and six months ended March 31, 2001, respectively. The Company's interest expense for the three and six months ended March 31, 2002 is higher than that reflected in the combined statements of operations for the three and six months ended March 31, 2001, primarily due to the assumption of the credit facility from Lucent at the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

completion of the IPO. Interest expense for all periods presented includes interest expense related to the Company's capitalized lease obligation.

  Pension and Postretirement Costs

    The documents relating to the Separation provide that, until the Distribution, the Company's United States ('U.S.') employees will be participants in Lucent's pension plans. At the Distribution, the Company will become responsible for pension benefits for the active U.S. employees of the Company, as well as U.S. employees who retire or terminate after the IPO. Lucent will transfer to the Company the pension and postretirement assets and liabilities related to these employees at the Distribution. Obligations related to retired and terminated vested U.S. employees prior to the IPO will remain the responsibility of Lucent. Lucent has managed its U.S. pension and postretirement benefit plans on a consolidated basis and separate Company information is not readily available. The consolidated and combined statements of operations include an allocation of the costs of the U.S. employee pension and postretirement plans. These costs were allocated based on the Company's U.S. active employee population for each of the periods presented. In relation to the Lucent plans, the Company recorded pension expense of $0 and $1 for the three months ended March 31, 2002 and 2001, respectively, and $0 and $3 for the six months ended March 31, 2002 and 2001, respectively, and postretirement expense of $3 and $3 for the three months ended March 31, 2002 and 2001, respectively, and $5 and $6 for the six months ended March 31, 2002 and 2001, respectively. The Company is responsible for the pension and postretirement benefits of its non-U.S. employees. The liabilities of the various country-specific plans for these employees are reflected in the consolidated and combined financial statements and were not material for the periods presented. There are estimated prepaid pension assets of $111 and postretirement liabilities of $103 as of March 31, 2002 associated with various existing Lucent pension and other employee benefit plans related to the Company employees. The amounts transferred to the Company for prepaid pension assets and postretirement liabilities at the Distribution and the pension and postretirement expenses recognized in future periods could be materially different than these amounts.

  Income Taxes

    The Company's income taxes were calculated on a separate tax return basis prior to the IPO. This reflects Lucent's tax strategies and is not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company. For the three and six months ended March 31, 2002, the Company's effective tax rates were (10.2)% and (7.3)%, respectively, which primarily reflect the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance of approximately $72 and $196, respectively, against U.S. net deferred tax assets. For the three and six months ended March 31, 2001, the Company's effective tax rates were (5.6)% and (24.9)%, respectively, which primarily reflects the impact of non-tax deductible goodwill amortization and separation costs.

  Interim Financial Information

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the U.S. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The condensed financial information as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001 is unaudited, but includes all adjustments that

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year 2002 or any other future periods.

2. RECENT PRONOUNCEMENTS

SFAS 142

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. As a result, the Company will need to re-assess the classification and useful lives of its previously acquired goodwill and other intangible assets. SFAS 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The goodwill impairment test is a two step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. SFAS 142 is effective for Agere in fiscal 2003, although earlier application is permitted. The Company plans to adopt SFAS 142 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

SFAS 143

    Also in July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with SFAS 143, retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. SFAS 143 is effective for Agere in fiscal 2003, with earlier application encouraged. The Company plans to adopt SFAS 143 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

SFAS 144

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS 144'). SFAS 144 primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS 144 is effective for Agere in fiscal 2003, with earlier application encouraged. The Company plans to adopt SFAS 144 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. ACCOUNTING CHANGE

    Effective October 1, 2000, the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133'.
SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For the three and six months periods ended March 31, 2002 and 2001 the change in fair market value of derivative instruments was recorded in other income-net and was not material.

4. RESTRUCTURING AND SEPARATION -- NET

RESTRUCTURING EXPENSES

    As a result of a significant decline in market demand since early calendar year 2001, the Company has announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. The Company recorded net restructuring charges of $21 and $91 for the three and six months ended
March 31, 2002, respectively, classified within restructuring and separation -- net. These net restructuring charges are comprised of charges of $56 and $177, offset by reversals of $35 and $86, for the three and six months ended March 31, 2002, respectively. The Company recorded net restructuring charges of $12 in the three and six months ended March 31, 2001 primarily related to contract terminations. The details of the actions announced during the first and second quarters of fiscal 2002 are outlined below.

    On December 5, 2001, the Company announced a workforce reduction of 950 positions, which affects primarily management positions within the Company's product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania.

    On January 23, 2002, the Company announced plans to further improve its operating efficiency by consolidating its facilities. The Company is consolidating existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. This consolidation is expected to be substantially completed eighteen months from the announcement. Additionally, the Company is seeking a buyer for its wafer fabrication operation in Orlando, Florida. This site has approximately 1,100 employees.

    The Company is moving the majority of its integrated circuits and optoelectronics operations from the Company's sites in Reading and Breinigsville, Pa., into the Allentown, Pa. campus. In addition, the majority of its assembly and test operations located in these three sites are moving to the Company's assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, the Company will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties. The Company expects that its plans to combine

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

operations from these facilities into Allentown will result in a net headcount reduction of approximately 300 positions.

    The following tables set forth the Company's restructuring reserves as of March 31, 2002 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and six months ended March 31, 2002:

                           DECEMBER 31,                    THREE MONTHS ENDED                      MARCH 31,
                               2001                          MARCH 31, 2002                          2002
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
Workforce reduction......      $ 38             $16            $ --          $(10)      $(19)         $25
Rationalization of
  manufacturing capacity
  and other charges......        67              40             (35)          (10)       (11)          51
                               ----             ---            ----          ----       ----          ---
    Total................      $105             $56            $(35)         $(20)      $(30)         $76
                               ----             ---            ----          ----       ----          ---
                               ----             ---            ----          ----       ----          ---

                          SEPTEMBER 30,                    SIX MONTHS ENDED                       MARCH 31,
                              2001                          MARCH 31, 2002                          2002
                          -------------   ---------------------------------------------------   -------------
                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------         ------         --------       -----     --------      -------
Workforce reduction.....      $ 92            $ 56            $(20)         $(23)     $ (80)         $25
Rationalization of
  manufacturing capacity
  and other charges.....        79             121             (66)          (53)       (30)          51
                              ----            ----            ----          ----      -----          ---
    Total...............      $171            $177            $(86)         $(76)     $(110)         $76
                              ----            ----            ----          ----      -----          ---
                              ----            ----            ----          ----      -----          ---

  Worldwide Workforce Reduction

    The Company recorded restructuring charges relating to workforce reductions of $16 and $56 for the three and six months ended March 31, 2002, respectively. The charge for the second quarter of fiscal 2002 includes $7 related to approximately 100 employees associated with the December 5, 2001 announcement and $9 related to approximately 100 employees associated with the January 23, 2002 announcement. The charges recorded in the first half of fiscal 2002 include $23 for the approximately 500 remaining employees associated with the workforce reduction of approximately 6,000 positions announced in fiscal 2001, $24 relating to approximately 600 employees associated with the December 5, 2001 announcement and $9 for approximately 100 employees associated with the January 23, 2002 announcement. Of the total workforce reduction charges for the three and six months ended March 31, 2002, $10 and $23, respectively, represents non-cash charges for termination benefits to certain U. S. employees that will be funded through pension assets.

    In the first half of fiscal 2002, the Company recorded a $20 reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost termination estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company's collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. There were no reversals associated with workforce reductions for the three months ended
March 31, 2002. Severance costs and other exit costs were determined in accordance with Emerging Issues Task Force ('EITF') Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.'

    The Company has completed the workforce reductions announced in fiscal 2001 with approximately 6,000 employees taken off-roll as of March 31, 2002. The Company has also made significant progress towards completing the workforce reduction of 950 employees announced on December 5, 2001 with approximately 500 employees taken off-roll by March 31, 2002 and expects to complete this workforce reduction by the end of fiscal 2002. With regard to the facilities consolidation plan announced on January 23, 2002, the Company expects that this action will result in a net reduction of approximately 300 positions by the end of fiscal year 2003, none of which were off-roll as of March 31, 2002.

  Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring charges of $40 and $121 for the three and six months ended March 31, 2002, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. The charges recorded for the second quarter of fiscal 2002 included $36 for asset impairments and $4 for other related costs. The charges recognized for the first half of fiscal 2002 included $69 related to asset impairments, $40 for facility closings, and $12 of other related costs primarily for contract terminations.

    The asset impairment charge of $36 for the second quarter of fiscal 2002 resulted principally from the impairment of assets under construction that had not been placed into service and were associated with the facilities consolidation initiative announced on January 23, 2002 to move the majority of the Company's operations in Reading and Breinigsville, Pa. to its Allentown, Pa. campus. The asset impairment charge of $69 for the first half of fiscal 2002 also includes the impairment of property, plant and equipment relating to earlier restructuring initiatives for the rationalization of underutilized manufacturing facilities and other activities. All affected assets were classified as held for disposal in accordance with the guidance on impairment of assets in SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of' ('SFAS 121'), and depreciation was suspended. These non-cash impairment charges represent the write-down to fair value less costs to sell of property, plant and equipment that were disposed of, held for sale, or removed from operations.

    The facility closing charge of $40 for the first half of fiscal 2002 consists principally of a non-cash charge of $35 for the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations. This charge was recognized in accordance with EITF Issue No. 01-5, Issue Summary No. 1, 'Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.' The $5 balance of the charge related to the facility closings is primarily for lease terminations and non-cancelable leases and related costs.

    The Company recorded restructuring charge reversals of $35 and $66 for the three and six months ended March 31, 2002, respectively. The $35 reversal during the second quarter of fiscal 2002 resulted from adjustments to estimates of $27 for asset impairments, $2 for facility lease terminations and $6 for contract terminations. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions and from assets that were placed back into service in the current quarter. The restructuring charge reversals for the first

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

half of fiscal 2002 also include a $25 reversal due to the Company receiving more proceeds from the sale of the assets associated with the Company's Madrid, Spain manufacturing operations than originally estimated and a $6 reversal of a restructuring reserve deemed no longer necessary.

  Restructuring Reserve Balances

    The Company anticipates that substantially all of the $25 restructuring reserve as of March 31, 2002, relating to workforce reductions, will be paid by the end of fiscal 2002. The Company also anticipates that the restructuring reserve balance of $51 as of March 31, 2002, relating to the rationalization of manufacturing capacity and other charges, will be paid as follows: the majority of the contract terminations of $30 will be paid by the end of fiscal 2002; the non-cancelable lease obligations of $11, due to consolidation of facilities, will be paid over the respective lease terms through fiscal 2005; and the majority of the other related costs of $10 will be paid by the end of calendar year 2002. These cash outlays will be funded through cash and cash equivalents on hand.

SEPARATION EXPENSES

    The Company incurred costs, fees and expenses relating to the Separation. These fees and expenses were primarily related to legal separation matters, designing and constructing the Company's computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. The Company incurred separation expenses of $3 and $24 for the three months ended March 31, 2002 and 2001, respectively, and $5 and $35 for the six months ended March 31, 2002 and 2001, respectively.

5. DEBT

CREDIT FACILITY

    On April 2, 2001, in connection with the IPO, the Company assumed $2,500 of short-term borrowings from Lucent under a credit facility. The Company did not receive any of the proceeds of this short-term debt.

    On October 4, 2001, the Company amended this credit facility. In connection with the amendment, the Company repaid $1,000 of the $2,500 then outstanding, reducing the facility to $1,500. The Company also paid $21 in fees in connection with the amendment, which will be amortized over the life of the facility. The facility is secured by the Company's principal domestic assets other than the proceeds of the IPO and, while Lucent remains a majority stockholder, real estate. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if the Company raises at least $500 in equity or debt capital market transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 on September 30, 2002 and $500 on September 30, 2003. The debt is not convertible into any other securities of the Company. The facility contains financial covenants, including restrictions on the Company's ability to pay cash dividends.

    Under the facility agreement, Agere must use 100% (50% if the size of the facility is $500 million or less) of the net cash proceeds of liquidity raising transactions to reduce the size of the facility. Liquidity raising transactions are dispositions of assets (other than sales of inventory and ordinary course disposals of excess or obsolete property) including, among other things, receivables securitizations and sale-leaseback transactions, in each case outside the ordinary course of business. The agreement also provides that 50% of the net cash proceeds of the first $500 and 75% (50% if the size of the facility is $500 or less) of the net cash proceeds greater than $500 from most sales

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

of debt or equity securities in public or private transactions be applied to reduce the facility. Notwithstanding the foregoing, the Company must apply 100% of net cash proceeds over $1,000 from the issuance of debt securities that are secured equally with the facility to reduce the size of the facility. As required, the Company used the proceeds of various liquidity raising transactions to reduce the size of the facility to $960 at March 31, 2002. At March 31, 2002, $500 of the facility is a revolving credit facility with the remainder considered a term loan.

    The only periodic debt service obligation under the facility is to make quarterly interest payments. The interest rates applicable to borrowings under the facility are based on a scale indexed to the Company's credit rating. At March 31, 2002, the interest rate under the facility was the applicable LIBOR rate plus 400 basis points, based upon the current ratings of BB- from Standard & Poor's and Ba3 from Moody's. Unless the Company's credit ratings change, this rate will be in effect for the remaining life of the facility. Any further decline in the Company's credit rating would increase the interest rate under the facility by 25 basis points per year. The weighted average interest rate under the facility at March 31, 2002 was 5.5%.

ACCOUNTS RECEIVABLE SECURITIZATION

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. As part of the transaction, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC ('ASRF'). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement expires on January 21, 2003.

    As of March 31, 2002, ASRF had borrowed $136 under this agreement. The proceeds were used by the Company to repay amounts outstanding under the credit facility. Virtually all of the Company's accounts receivables are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of March 31, 2002, $283 of gross receivables are pledged as security for the outstanding loans. Pledged receivables include receivables from Lucent, even though those receivables are not currently eligible for borrowings under the agreement. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed from the inception of the accounts receivable securitization through March 31, 2002 was 1.9%. In addition, the Company pays an annual 1% commitment fee on the total loan commitment of $200.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

OTHER DEBT

    The remainder of the Company's debt relates to obligations under capitalized leases.

6. IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. During the three months ended March 31, 2002, the Company evaluated goodwill and other acquired intangibles associated with acquisitions for impairment. The assessment was performed in accordance with SFAS 121 as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which the Company operates. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company's products, as well as anticipated future demand. Discount rates used were based upon the Company's weighted average cost of capital adjusted for business risks. These amounts are based on management's best estimate of future results.

    As a result of the assessment, the Company determined that an other than temporary impairment existed related to the Company's acquisitions of Ortel Corporation and Herrmann Technology, Inc., which were acquired in fiscal 2000. The Company recorded a charge to reduce goodwill and other acquired intangibles of $176 during the three months ended March 31, 2002, consisting of $113 and $63 related to Ortel Corporation and Herrmann Technology, Inc., respectively.

7. SALE OF FPGA BUSINESS

    On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array ('FPGA') business of the Infrastructure Systems segment to Lattice Semiconductor Corporation ('Lattice') for $250 in cash. The transaction included the Company's general-purpose ORCA'r' FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 product development, marketing and technical sales employees transferred to Lattice. The net cash proceeds of $250 from the sale were used to permanently reduce the credit facility. The Company recognized a gain of $243 from the sale, which is included in other income -- net.

8. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                                ----          ----
Inventories
    Completed goods.........................................    $ 78          $ 87
    Work in process and raw materials.......................     156           217
                                                                ----          ----
        Inventories.........................................    $234          $304
                                                                ----          ----
                                                                ----          ----

INCOME STATEMENT INFORMATION

    The Company recorded inventory provisions classified within costs of $11 and $34 for the three months ended March 31, 2002 and 2001, respectively, and $66 and $74 for the six months ended March 31, 2002 and 2001, respectively. These amounts are calculated in accordance with the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Company's inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

    The following table shows the components of other income -- net:

                                                               THREE MONTHS    SIX MONTHS
                                                                  ENDED           ENDED
                                                                MARCH 31,       MARCH 31,
                                                              --------------   -----------
                                                              2002      2001   2002   2001
                                                              ----      ----   ----   ----
Other income -- net
    Gain on sale of FPGA business...........................  $243      $--    $243   $--
    Equity earnings from investments........................     5       20      26    40
    Interest income.........................................     8        2      21     4
    Gain on sales of investments -- net.....................     2       --      41    --
    Other income (loss) -- net..............................     2       (6)      4    (7)
                                                              ----      ---    ----   ---
        Total other income -- net...........................  $260      $16    $335   $37
                                                              ----      ---    ----   ---
                                                              ----      ---    ----   ---

9. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the consolidated and combined statements of operations. The components of other comprehensive income (loss) are shown below.

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                MARCH 31,       MARCH 31,
                                                              -------------   -------------
                                                              2002    2001    2002    2001
                                                              ----    ----    ----    ----
Net loss....................................................  $(219)  $(148)  $(594)  $(152)
Other comprehensive income (loss):
    Foreign currency translation adjustments................     --     (11)     (2)      8
    Unrealized gain on cash flow hedges.....................      2      --       4      --
    Reclassification adjustment to net loss.................     --      --       5      --
                                                              -----   -----   -----   -----
        Total comprehensive loss............................  $(217)  $(159)  $(587)  $(144)
                                                              -----   -----   -----   -----
                                                              -----   -----   -----   -----

    The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges was related to hedging activities by Silicon Manufacturing Partners ('SMP'), a joint venture with Chartered Semiconductor in Singapore accounted for under the equity method, and there were no income taxes provided for the unrealized gain. The reclassification adjustment is comprised of a reversal of a $30 unrealized gain due to the realization of a gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with the Madrid, Spain manufacturing operations.

10. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended March 31, 2002 and 2001, approximately 147,076 and 33,820 potential common shares, respectively, and for the six months ended March 31, 2002 and 2001, approximately 186,303 and 16,724 potential common shares, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    In addition, at March 31, 2002, Agere employees held stock-based awards covering approximately 42 million shares of Lucent common stock that will be converted to Agere stock-based awards at the time of the Distribution. The number of shares of Agere common stock subject to substituted awards, if this conversion occurs, cannot be determined at this time since the conversion ratio will be determined at the Distribution based on the per share value of the Company's common stock in relation to that of Lucent's common stock.

11. OPERATING SEGMENTS

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

    The Client Systems segment consists of the remainder of the former Integrated Circuits segment and includes wireless data, computer communications, storage and wireless terminal solutions products. This segment delivers integrated circuit solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers as well as software, systems and wireless local area network solutions through the ORiNOCO'r' product family.

    Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income
(loss), exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and net restructuring and separation expenses.

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

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

REPORTABLE SEGMENTS

                                                               THREE MONTHS      SIX MONTHS
                                                                  ENDED             ENDED
                                                                MARCH 31,         MARCH 31,
                                                              --------------   ---------------
                                                              2002     2001     2002     2001
                                                              ----     ----     ----     ----
Revenue
    Infrastructure Systems..................................  $ 226   $  855   $  489   $1,784
    Client Systems..........................................    325      336      599      769
                                                              -----   ------   ------   ------
        Total...............................................  $ 551   $1,191   $1,088   $2,553
                                                              -----   ------   ------   ------
                                                              -----   ------   ------   ------
Operating income (loss) (excluding amortization of goodwill
  and other acquired intangibles, impairment of goodwill and other acquired intangibles, and net restructuring and
  separation expenses)
    Infrastructure Systems..................................  $(188)  $   73   $ (389)  $  213
    Client Systems..........................................    (32)     (72)    (118)     (65)
                                                              -----   ------   ------   ------
        Total...............................................  $(220)  $    1   $ (507)  $  148
                                                              -----   ------   ------   ------
                                                              -----   ------   ------   ------

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed financial statements is shown below.

                                                               THREE MONTHS      SIX MONTHS
                                                                  ENDED             ENDED
                                                                MARCH 31,         MARCH 31,
                                                              --------------   ---------------
                                                              2002     2001     2002     2001
                                                              ----     ----     ----     ----
Reportable segment operating income (loss)..................  $(220)  $    1   $ (507)  $  148
    Amortization of goodwill and other acquired
      intangibles...........................................    (16)    (112)     (37)    (223)
    Restructuring and separation expenses -- net............    (24)     (36)     (96)     (47)
    Impairment of goodwill and other acquired intangibles...   (176)      --     (176)      --
                                                              -----   ------   ------   ------
        Total operating loss................................  $(436)  $ (147)  $ (816)  $ (122)
                                                              -----   ------   ------   ------
                                                              -----   ------   ------   ------

12. STOCK COMPENSATION PLANS

    On February 21, 2002, the Company's stockholders authorized an additional 180 million shares for issuance under its 2001 Long-Term Incentive Plan.

13. TRANSACTIONS WITH LUCENT

    Revenue from products sold to Lucent was $65 and $174 for the three months ended March 31, 2002 and 2001, respectively, and $143 and $405 for the six months ended March 31, 2002 and 2001, respectively. Products purchased from Lucent were $6 and $15 for the three and six months ended March 31, 2001, respectively. There were no material purchases of products from Lucent during fiscal 2002.

    In connection with the Separation, the Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. The costs associated with

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

this agreement amounted to $2 and $3 for the three and six months ended
March 31, 2002, respectively, and $20 for both the three and six months ended March 31, 2001.

    In connection with the Separation, the Company and Lucent entered into the Microelectronics Product Purchase Agreement. Under the agreement, Lucent committed to purchase at least $2,800 of products from the Company over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. Lucent's purchases under this agreement were $411 for the period from February 1, 2001 through January 31, 2002 and $55 for the period from February 1, 2002 through March 31, 2002. In light of Lucent's purchases to date and adverse market conditions, the Company is discussing with Lucent ways to restructure Lucent's obligations under the agreement.

14. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at March 31, 2002, would not be material to the annual consolidated financial statements.

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners, or SMP, with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company has an agreement with SMP under which it has agreed to purchase 51% of the production output from this facility and Chartered Semiconductor agreed to purchase the remaining 49% of the production output. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right of first refusal to purchase integrated circuits produced in excess of the Company's requirements. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, the Company believes it is unlikely that it would have to pay any significant amounts for underutilization in the near future. However, if the Company's purchases under this agreement are less than anticipated, the Company's cash obligation to SMP may be significant.

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

    The Company has also entered into an agreement with Chartered Semiconductor whereby Chartered Semiconductor will provide integrated circuit wafer manufacturing services. Under the agreement, the Company provides a demand forecast to Chartered Semiconductor for future periods and Chartered Semiconductor commits to have manufacturing capacity available for the Company's use. If the Company uses less than a certain percent of the forecasted manufacturing capacity, the Company may be obligated to pay penalties to Chartered Semiconductor. The Company is currently in discussions with Chartered Semiconductor concerning shortfalls in purchase commitments.

RISKS AND UNCERTAINTIES

    The Company's primary source of liquidity is its cash and cash equivalents. The Company believes its cash and cash equivalents, together with additional amounts that may be borrowed under the accounts receivable securitization, are sufficient to meet cash requirements for the next 12 months, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation and the other announced restructuring activities. If the Company loses access to the accounts receivable securitization or generates less cash in its business than what its plans contemplate, the Company would consider further cash conserving actions to enable it to meet its cash requirements for the next 12 months. These actions would include the elimination of employee bonuses, the acceleration of already planned expense reductions, further limits on capital spending and the retiming of certain restructuring initiatives. The Company cannot assure you that these actions will be feasible at the time or prove adequate. In any event, the Company intends to pursue other financing transactions, although no committed transactions exist at this time. In addition, the Company is restricted in its ability to issue stock in order to raise capital due to conditions related to the Company's spin-off from Lucent. This discussion of the Company's liquidity requirements does not take into consideration an extension of the credit facility, an extension of the accounts receivable securitization, any funds that it may receive as a result of selling the Orlando, Florida operations or the Reading and Breinigsville, Pennsylvania facilities or any other financing transactions.

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

    On October 3, 2000, a patent infringement lawsuit was filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division). The Company anticipates that it may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages. Because of the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

decline in demand for erbium-doped optical amplifiers over the last 12 months, which the Company expects to continue for the remaining life of the patent, the Company currently believes that this suit, if determined adversely to the Company, would not have a material adverse effect on its financial position, results of operations or cash flows.

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc., alleging patent infringement by 14 companies, including some of the Company's customers, for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. The Company believes that it has valid defenses to Proxim's claims and has intervened in the investigation in order to defend its customers. Proxim seeks relief in the form of an exclusion order preventing the importation by the Company's customers of specified wireless local area networking products, including some of the Company's products, into the United States. If Proxim were able to obtain an exclusion order, the Company believes that the order would likely apply to 802.11(b) card products and access point products containing such cards for the Company's customers named in the complaint, and possibly all 802.11(b) card products and access point products containing such cards imported by the Company. The Company believes that any order would not exclude importation of 802.11(b) chipsets, or impact potential 802.11(a) products. While it is possible that an exclusion order, if granted, could affect products from which the Company derives a material amount of revenue, the Company believes that it could restructure its operations to minimize the impact of such an order on the Company's business. One of the Company's subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

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

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals will be adjusted as further information develops or circumstances change. The amounts provided for in the consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2002, cannot be estimated.

15. INVESTMENT IN SILICON MANUFACTURING PARTNERS PTE LTD

    The Company owns a 51% interest in SMP, a joint venture with Chartered Semiconductor, which operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The investment is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. For the three and six months ended March 31, 2002 the Company recognized equity income of $5 and $26 from SMP, respectively, compared to $20 and $40, respectively, in the corresponding prior year periods. SMP reported a net loss of $4 and net income of $26 for the three and six months ended March 31, 2002, respectively, versus a net loss of $1 and net income of $27, respectively, in same periods in fiscal 2001. As of March 31, 2002, SMP reported total assets of $631 and total liabilities of $393 compared to total assets of $670 and total liabilities of $467 as of September 30, 2001.

16. SUBSEQUENT EVENT

    On April 22, 2002, Lucent announced that it had met all of the financial conditions under its current credit facility to complete the spin-off of the Company, and that the board of directors of Lucent had approved a distribution of Agere shares to the Lucent common shareowners. The distribution is planned for June 1, 2002, to the holders of Lucent common stock as of the close of business on May 3, 2002, the record date for the distribution. The common shareowners on the record date will receive a pro rata distribution of all shares of Agere held by Lucent on the distribution date. The pro rata distribution will be determined on the record date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the quarterly periods ended March 31, 2002 and 2001 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We are the world's leading provider of components for communications applications, delivering integrated solutions that form the building blocks for advanced wired, wireless and optical communications networks. We also design and manufacture a wide range of semiconductor solutions for computer- and communications-related devices used by consumers, such as cellular phones, modems and hard disk drives for personal computers and workstations. In addition, we supply complete wireless computer networking solutions through the ORiNOCO'r' product family.

    Effective October 1, 2001, we realigned our business operations into two market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property related to that segment.

    The Infrastructure Systems segment is comprised of our former Optoelectronics segment and portions of our former Integrated Circuits segment and facilitates the convergence of products from both businesses. This segment delivers solutions to the high-speed communications systems market. We have consolidated research and development, as well as marketing, for both optoelectronic and integrated circuit devices aimed at communications systems. This allows us to more efficiently design, develop and deliver complete, interoperable solutions to equipment manufacturers for advanced enterprise, access, metropolitan, long-haul and undersea applications.

    The Client Systems segment consists of the remainder of our former Integrated Circuits segment and includes our wireless data, computer communications, storage and wireless terminal solutions products. This segment delivers integrated circuit solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers as well as software, systems and wireless local area network solutions through the ORiNOCO'r' product family.

    We reported a net loss of $219 million and $594 million for the three and six months ended March 31, 2002, respectively, compared to a net loss of $148 million and $152 million for the three and six months ended March 31, 2001, respectively.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. We had no material assets or activities as a separate corporate entity until the contribution to us by Lucent of its integrated circuits and optoelectronic components businesses. Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began the separation of our company by transferring to us the assets and liabilities related to these businesses. The separation was substantially completed, including the transfer of all assets and liabilities other than pension and postretirement plan assets and liabilities, which have yet to be transferred, when we completed our initial public offering in April 2001. As of March 31, 2002, Lucent owned 100% of our outstanding Class B common stock and 37 million shares of our outstanding Class A common stock, which represented approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors.

    Lucent originally announced its intention to distribute all shares of our common stock it then owned to its shareholders in a tax-free distribution by September 30, 2001. On August 16, 2001,

Lucent amended its credit facilities. The amended credit facilities modified the conditions that must be met before Lucent could distribute its Agere stock to its stockholders. On April 22, 2002, Lucent announced that it had met all of the financial conditions under its remaining credit facility to complete the spin-off of Agere, and that the board of directors of Lucent had approved a distribution of Agere shares to the Lucent common stockholders. The distribution is planned for June 1, 2002, to the holders of Lucent common stock as of the close of business on May 3, 2002, the record date for the distribution. Lucent's common stockholders on the record date will receive a pro rata distribution of all shares of Agere held by Lucent on the distribution date. The pro rata distribution will be determined on the record date.

    Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements that were derived from Lucent's financial records may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent's net investment in us is shown in lieu of stockholders' equity in our financial statements for periods prior to February 1, 2001. We began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent began transferring to us the assets and liabilities of our business. For periods prior to February 1, 2001, our financial statements include allocations of Lucent's expenses, assets and liabilities, including allocations for general corporate expenses, basic research, interest expense, pension and postretirement costs and income taxes, which are discussed in Note 1 to our quarterly financial statements.

    In connection with our separation from Lucent, we entered into several agreements with Lucent including a product purchase agreement under which we sell products to Lucent. For more information, see Note 13 to our quarterly financial statements.

OPERATING TRENDS

    During the second quarter of fiscal 2002, the Client segment experienced a 19% increase in revenues for the three months ended March 31, 2002 compared to the three months ended December 31, 2001. This increase was due to improved demand for PC-related components. However, the Infrastructure segment experienced a 14% decrease in revenues for the three months ended March 31, 2002 compared to the three months ended December 31, 2001. This decrease was due to lower demand from network equipment manufacturers, as service providers continue to reduce or defer spending. We would expect these general trends to continue into our third fiscal quarter. However, our ability to forecast future results is limited due to backlog levels that are lower than those experienced in the past and higher than normal order cancellations and reschedules.

RESTRUCTURING ACTIVITIES

    As a result of a significant decline in market demand since early calendar year 2001, we have announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. We recorded net restructuring charges of $21 million and $91 million for the three and six months ended
March 31, 2002, respectively, classified within restructuring and separation expenses -- net. These net restructuring charges are comprised of charges of $56 million and $177 million, offset by reversals of $35 million and $86 million, for the three and six months ended March 31, 2002, respectively. We recorded net restructuring charges of $12 million for the three and six months ended
March 31, 2001 primarily related to contract terminations. The details of the actions announced during the first and second quarters of fiscal 2002 are outlined below.

    On December 5, 2001, we announced a workforce reduction of 950 positions, which affects primarily management positions within our product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania.

    On January 23, 2002, we announced plans to further improve our operating efficiency by consolidating our facilities. We are consolidating existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. This consolidation is expected to be substantially completed eighteen months from the announcement. Additionally, we are seeking a buyer for our wafer fabrication operation in Orlando, Florida. This site has approximately 1,100 employees.

    We are moving the majority of our integrated circuits and optoelectronics operations from our sites in Reading and Breinigsville, Pa., into the Allentown, Pa. campus. In addition, the majority of our assembly and test operations located in these three sites are moving to our assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, we will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties. We expect that our plans to combine operations from these facilities into Allentown will result in a net headcount reduction of approximately 300 positions.

    The following tables set forth our restructuring reserves as of March 31, 2002 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and six months ended March 31, 2002:

                           DECEMBER 31,                    THREE MONTHS ENDED                      MARCH 31,
                               2001                          MARCH 31, 2002                          2002
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
                                                          (DOLLARS IN MILLIONS)
Workforce reduction......      $ 38            $ 16            $ --          $(10)      $(19)         $25
Rationalization of
  manufacturing capacity
  and other charges......        67              40             (35)          (10)       (11)          51
                               ----            ----            ----          ----       ----          ---
    Total................      $105            $ 56            $(35)         $(20)      $(30)         $76
                               ----            ----            ----          ----       ----          ---
                               ----            ----            ----          ----       ----          ---

                          SEPTEMBER 30,                     SIX MONTHS ENDED                       MARCH 31,
                               2001                          MARCH 31, 2002                          2002
                          --------------   ---------------------------------------------------   -------------
                          RESTRUCTURING    RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE          CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------          ------         --------       -----     --------      -------
                                                         (DOLLARS IN MILLIONS)
Workforce reduction.....       $ 92            $ 56            $(20)         $(23)     $ (80)         $25
Rationalization of
  manufacturing capacity
  and other charges.....         79             121             (66)          (53)       (30)          51
                               ----            ----            ----          ----      -----          ---
    Total...............       $171            $177            $(86)         $(76)     $(110)         $76
                               ----            ----            ----          ----      -----          ---
                               ----            ----            ----          ----      -----          ---

WORLDWIDE WORKFORCE REDUCTION

    We recorded restructuring charges relating to workforce reductions of $16 million and $56 million for the three and six months ended March 31, 2002, respectively. The charge for the second quarter of fiscal 2002 includes $7 million related to approximately 100 employees associated with the December 5, 2001 announcement and $9 million related to approximately 100 employees associated with the January 23, 2002 announcement. The charges recorded in the first half of fiscal 2002 include $23 million for the approximately 500 remaining employees associated with the workforce reduction of approximately 6,000 positions announced in fiscal 2001, $24 million relating to approximately 600 employees associated with the December 5, 2001 announcement and $9 million for approximately 100 employees associated with the January 23, 2002 announcement. Of the total workforce reduction charges for the three and six months ended March 31, 2002, $10 million and $23 million, respectively, represents non-cash charges for termination benefits to certain U.S. employees that will be funded through pension assets.

    In the first half of fiscal 2002, we recorded a $20 million reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost termination estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. Our collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. There were no reversals associated with workforce reductions for the three months ended March 31, 2002. Severance costs and other exit costs were determined in accordance with Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.'

    We have completed the workforce reductions announced in fiscal 2001 with approximately 6,000 employees taken off-roll as of March 31, 2002. We have also made significant progress towards completing the workforce reduction of 950 employees announced on December 5, 2001 with approximately 500 employees taken off-roll by March 31, 2002 and expect to complete this workforce reduction by the end of fiscal 2002. With regard to the facilities consolidation plan announced on January 23, 2002, we expect that this action will result in a net reduction of approximately 300 positions by the end of fiscal year 2003, none of which were off-roll as of March 31, 2002.

RATIONALIZATION OF MANUFACTURING CAPACITY AND OTHER CHARGES

    We recorded restructuring charges of $40 million and $121 million, respectively, for the three and six months ended March 31, 2002, relating to the rationalization of under-utilized manufacturing facilities and other activities. The charges recorded for the second quarter of fiscal 2002 included $36 million for asset impairments and $4 million for other related costs. The charges recognized for the first half of fiscal 2002 included $69 million related to asset impairments, $40 million for facility closings, and $12 million of other related costs primarily for contract terminations.

    The asset impairment charge of $36 million for the second quarter of fiscal 2002 resulted principally from the impairment of assets under construction that had not been placed into service and were associated with the facilities consolidation initiative announced on January 23, 2002 to move the majority of our operations in Reading and Breinigsville, Pa. to our Allentown, Pa. campus. The asset impairment charge of $69 million for the first half of fiscal 2002 also includes the impairment of property, plant and equipment relating to earlier restructuring initiatives for the rationalization of underutilized manufacturing facilities and other activities. All affected assets were classified as held for disposal in accordance with the guidance on impairment of assets in Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' and depreciation was suspended. These non-cash impairment charges represent the write-down to fair value less costs to sell of property, plant and equipment that were disposed of, held for sale, or removed from operations.

    The facility closing charge of $40 million for the first half of fiscal 2002 consists principally of a non-cash charge of $35 million for the realization of the cumulative translation adjustment resulting from our decision to substantially liquidate our investment in the legal entity associated with our Madrid, Spain manufacturing operations. This charge was recognized in accordance with Emerging Issues Task Force Issue No. 01-5, Issue Summary No. 1, 'Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.' The $5 million balance of the charge related to the facility closings is primarily for lease terminations and non-cancelable leases and related costs.

    We recorded restructuring charge reversals of $35 million and $66 million for the three and six months ended March 31, 2002, respectively. The $35 million reversal during the second quarter of fiscal 2002 resulted from adjustments to estimates of $27 million for asset impairments, $2 million for facility lease terminations and $6 million for contract terminations. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions and from assets that were placed back into service in the current quarter. The restructuring charge reversals for the first half of fiscal 2002 also include a $25 million reversal due to receiving more proceeds from the sale of the assets associated with our Madrid, Spain manufacturing operations than originally estimated and a $6 million reversal of a restructuring reserve deemed no longer necessary.

RESTRUCTURING RESERVE BALANCES

    We anticipate that substantially all of the $25 million restructuring reserve as of March 31, 2002, relating to the workforce reductions, will be paid by end of fiscal 2002. We anticipate that the restructuring reserve balance of $51 as of March 31, 2002, relating to the rationalization of manufacturing capacity and other charges, will be paid as follows: the majority of the contract terminations of $30 million will be paid by the end of fiscal 2002; the non-cancelable lease obligations of $11 million, due to consolidation of facilities, will be paid over the respective lease terms through fiscal 2005; and the majority of the other related costs of $10 million will be paid by the end of calendar year 2002. These cash outlays will be funded through cash and cash equivalents on hand. Excluding the facilities consolidation initiative announced on January 23, 2002, we currently estimate future annualized pre-tax savings to be approximately $600 million, of which approximately $120 million is associated with reduced depreciation and $480 million is cash savings resulting from lower employee costs and reduced costs associated with contract and facility lease obligations. The full impact of these savings is expected to be achieved during the third quarter of fiscal 2002. We expect that approximately 75% of these savings will affect gross margin and 25% will affect operating expenses. Our savings in the second quarter of fiscal 2002 were approximately $140 million resulting from reduced depreciation and lower employee costs and reduced costs associated with contract and facility lease obligations. Of that amount, we estimate that approximately 75% affected gross margin and 25% affected operating expenses.

FACILITIES CONSOLIDATION

    In addition to the charges we recorded as restructuring expenses related to our January 23, 2002 announcement concerning our facilities consolidation, we also recorded $17 million of charges within gross margin for the three and six months ended March 31, 2002, substantially all of which resulted from accelerated depreciation. This accelerated depreciation charge is due to the shortening of estimated useful lives of certain assets in connection with the planned facility closings.

    We expect to incur total cash expenditures of approximately $250 million to $350 million associated with the moving of operations and the consolidating of existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. There will also be additional non-cash impacts associated with accelerated depreciation and asset impairments as we continue to evaluate the property, plant and equipment located at Breinigsville and Reading, which had a combined net book value of approximately $455 million as of March 31, 2002. As part of this evaluation, we are determining which assets will be transferred to other locations, temporarily remain in service until the completion of the facilities consolidation, or be removed from service and disposed of by sale or abandonment. We expect the transfer of equipment and manufacturing capability to be substantially complete within eighteen months from the date of the announcement. Our wafer fabrication operation in Orlando, Florida, for which we are seeking a buyer, had property, plant and equipment with a net book value of approximately $445 million as of March 31, 2002.

    Through the consolidation of operations in Pennsylvania and New Jersey, we are reducing our square footage in the two states by about two million square feet, or approximately 50 percent, significantly lowering costs. We expect to realize approximately $100 million annually in cash savings from these actions, commencing in the first fiscal quarter of 2003, driven primarily by a reduction in rent and building infrastructure costs.

SEPARATION EXPENSES

    We incurred costs, fees and expenses relating to the Separation. These fees and expenses were primarily related to legal separation matters, designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three and six months ended March 31, 2002 we incurred separation expenses of $3 million and $5 million, respectively, compared to $24 million and $35 million, respectively, in the corresponding prior year period. As we incurred the majority of the necessary expenses related to our separation from Lucent in fiscal 2001 we would expect these expenses to be substantially lower in fiscal 2002.

IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    We review our long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. During the three months ended March 31, 2002, we evaluated goodwill and other acquired intangibles associated with acquisitions for impairment. The assessment was performed in accordance with Statement 121, as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which we operate. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for our products, as well as anticipated future demand. Discount rates used were based upon our weighted average cost of capital adjusted for business risks. These amounts are based on management's best estimate of future results. As a result of the assessment, we determined that an other than temporary impairment existed related to our acquisitions of Ortel Corporation and Herrmann Technology, Inc., which we acquired in fiscal 2000. We recorded a charge to reduce goodwill and other acquired intangibles of $176 million during the three months ended March 31, 2002, consisting of $113 million and $63 million related to Ortel and Herrmann, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                             THREE MONTHS ENDED
                                                  MARCH 31,            CHANGE
                                            ---------------------   ------------
                                              2002        2001        $      %
                                              ----        ----        -      -
                                                   (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems................    $226       $  855     $(629)   (74)%
    Client Systems........................     325          336       (11)    (3)
                                              ----       ------     -----
        Total.............................    $551       $1,191     $(640)   (54)%
                                              ----       ------     -----
                                              ----       ------     -----

    Revenue. Revenue decreased 54% or $640 million, for the three months ended March 31, 2002 as compared to the same period in 2001, due primarily to volume decreases. The decrease of $629 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers, which drove volume decreases across the entire segment. The decrease of $11 million within the Client segment was driven primarily by volume decreases across the majority of the segment, except for the personal computer hard-drive market which experienced volume growth.

    Costs and Gross Margin. Costs decreased 34% or $252 million, from $750 million for the three months ended March 31, 2001 to $498 million for the three months ended March 31, 2002. Gross margin decreased from 37.0% in the prior year quarter to 9.6% in the current quarter, a decrease of 27.4 percentage points. Gross margin for the Infrastructure segment decreased to (13.3)% in the current quarter from 43.3% in the prior year quarter primarily due to lower manufacturing capacity utilization. Gross margin for the Client segment increased to 25.5% in the current quarter from 21.1% in the prior year quarter. This increase was primarily due to improved manufacturing capacity utilization and better expense management related to the actions taken under our restructuring and cost saving initiatives.

    Selling, General and Administrative. Selling, general and administrative expenses decreased 50% or $89 million, from $179 million in the three months ended March 31, 2001 to $90 million in the three months ended March 31, 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Research and Development. Research and development expenses decreased 30% or $78 million, from $261 million in the prior year quarter to $183 million in the current quarter. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Amortization of Goodwill and Other Acquired Intangibles. Amortization expense decreased 86% or $96 million from $112 million for the three months ended March 31, 2001 to $16 million for the three months ended March 31, 2002. The decrease is due to the impairment of goodwill and other acquired intangibles of $2,762 million that was recognized in the second half of fiscal 2001. These impairments significantly reduced our goodwill and other acquired intangibles and therefore, our current period amortization.

    Restructuring and Separation -- Net. Net restructuring and separation expenses decreased 33% or $12 million to $24 million for the three months ended March 31, 2002 from $36 million for the three months ended March 31, 2001. Net restructuring expenses increased 75% or $9 million to $21 million for the three months ended March 31, 2002 from $12 million for the three months ended
March 31, 2001, as we continued to implement our announced restructuring initiatives. Separation expenses decreased 88% or $21 million to $3 million in the current year quarter from $24 million in the prior year quarter, as the separation was mostly completed in fiscal 2001.

    Impairment of Goodwill and Other Acquired Intangibles. During the three months ended March 31, 2002, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $176 million to reduce goodwill and other acquired intangibles, consisting of $113 million and $63 million related to the acquisitions of Ortel and Herrmann, respectively. No impairment charge was recorded in the prior year quarter.

    Operating Loss. We reported an operating loss of $436 million for the three months ended March 31, 2002, a decline of $289 million from an operating loss of $147 million reported for the three months ended March 31, 2001. This change reflects primarily a decline in gross profit and an impairment charge for goodwill and other acquired intangibles, partially offset by expense reductions and a decrease in the amortization of goodwill and other acquired intangibles. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and net restructuring and separation expenses, which is shown in the following table.

                                             THREE MONTHS ENDED
                                                  MARCH 31,            CHANGE
                                            ---------------------   ------------
                                              2002        2001        $      %
                                              ----        ----        -      -
                                                   (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems................    $(188)     $   73     $(261)   N/M
    Client Systems........................      (32)        (72)       40    56%
                                              -----      ------     -----
        Total.............................    $(220)     $    1     $(221)   N/M
                                              -----      ------     -----
                                              -----      ------     -----

---------

N/M = Not meaningful

    Other Income -- Net. Other income -- net increased $244 million, from $16 million for the three months ended March 31, 2001 to $260 million for the same period in 2002. The increase was principally due to the sale of our FPGA business to Lattice Semiconductor, which resulted in a $243 million gain.

    Interest Expense. Interest expense increased $13 million to $23 million for the three months ended March 31, 2002 from $10 million in prior year period. This increase is due to the interest expense associated with our credit facility being greater than what Lucent allocated to us in the prior year quarter.

    Provision for Income Taxes. For the second quarter of fiscal 2002, we recorded a provision for income taxes of $20 million on a pre-tax loss of $199 million, yielding an effective tax rate of (10.2)%. This rate is higher than the U.S. statutory rate primarily due to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance of approximately $72 million against U.S. net deferred tax assets. For the second quarter of fiscal 2001, we recorded a provision for income taxes of $7 million on a pre-tax loss of $141 million, yielding an effective tax rate of (5.6)%. This rate is higher than the U.S. statutory rate primarily due to non-tax deductible goodwill amortization and separation costs.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                             SIX MONTHS ENDED
                                                MARCH 31,                CHANGE
                                            ------------------      ----------------
                                             2002        2001          $          %
                                             ----        ----          -          -
                                                     (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems................  $  489      $1,784      $(1,295)     (73)%
    Client Systems........................     599         769         (170)     (22)%
                                            ------      ------      -------
        Total.............................  $1,088      $2,553      $(1,465)     (57)%
                                            ------      ------      -------
                                            ------      ------      -------

    Revenue. Revenue decreased 57% or $1,465 million, for the six months ended March 31, 2002 as compared to the same period in 2001, due primarily to volume decreases. The decrease of $1,295 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers, which drove volume decreases across the entire segment. The decrease of $170 million within the Client segment was driven primarily by volume decreases across the majority of the segment, except for the personal computer hard-drive market which experienced slight volume growth.

    Costs and Gross Margin. Costs decreased 33% or $513 million, from $1,532 million for the six months ended March 31, 2001 to $1,019 million for the six months ended March 31, 2002. Gross margin decreased from 40.0% for the six months ended March 31, 2001 to 6.3% for the six months ended March 31, 2002, a decrease of 33.7 percentage points. Gross margin for the Infrastructure segment decreased to (9.6)% in the current period from 44.8% in the prior year period primarily due to lower manufacturing capacity utilization. Gross margin for the Client segment declined to 19.4% in the current period from 28.7% in the prior year period. This decline was primarily due to lower manufacturing capacity utilization in the first quarter of fiscal 2002.

    Selling, General and Administrative. Selling, general and administrative expenses decreased 41% or $137 million, from $336 million in the six months ended March 31, 2001, to $199 million in the same period in 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Research and Development. Research and development expenses decreased 30% or $160 million, from $537 million in the six months ended March 31, 2001 to $377 million in the same period in 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Amortization of Goodwill and Other Acquired Intangibles. Amortization expense decreased 83% or $186 million from $223 million for the six months ended March 31, 2001 to $37 million for the six months ended March 31, 2002. The decrease is due to the impairment of goodwill and other acquired intangibles of $2,762 million that was recognized in the second half of fiscal 2001. These impairments significantly reduced our goodwill and other acquired intangibles and therefore, our current period amortization.

    Restructuring and Separation -- Net. Net restructuring and separation expenses increased $49 million to $96 million for the six months ended
March 31, 2002 from $47 million for the six months ended March 31, 2001. Net restructuring expenses increased $79 million to $91 million for the six months ended March 31, 2002 from $12 million for the six months ended March 31, 2001, as we continued to implement our announced restructuring initiatives. Separation expenses decreased 86% or $30 million to $5 million in the current period from $35 million in the prior year period, as the separation was mostly completed in fiscal 2001.

    Impairment of Goodwill and Other Acquired Intangibles. During the six months ended March 31, 2002, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $176 million to reduce goodwill and other acquired intangibles, consisting of $113 million and $63 million related to the acquisitions of Ortel and Herrmann, respectively. No impairment charge was recorded in the prior year period.

    Operating Loss. We reported an operating loss of $816 million for the six months ended March 31, 2002, a decline of $694 million from an operating loss of $122 million reported for the six months ended March 31, 2001. This change reflects primarily a decline in gross profit, as well as an impairment charge for goodwill and other acquired intangibles, partially offset by expense reductions and a decrease in the amortization of goodwill and other acquired intangibles. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and net restructuring and separation expenses, which is shown in the following table.

                                             SIX MONTHS ENDED
                                                MARCH 31,                CHANGE
                                            ------------------      ----------------
                                             2002        2001          $          %
                                             ----        ----          -          -
                                                     (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems................  $ (389)     $  213      $  (602)     N/M
    Client Systems........................    (118)        (65)         (53)     82%
                                            ------      ------      -------
        Total.............................  $ (507)     $  148      $  (655)     N/M
                                            ------      ------      -------
                                            ------      ------      -------

---------

N/M = Not meaningful

    Other Income -- Net. Other income -- net increased $298 million, from $37 million for the six months ended March 31, 2001 to $335 million for the same period in 2002. The increase was primarily due to the sale of our FPGA business to Lattice Semiconductor, which resulted in a $243 million gain, and gains of $41 million from sales of investments.

    Interest Expense. Interest expense increased $39 million to $73 million for the six months ended March 31, 2002 from $34 million in the prior year period. This increase is due to the interest expense associated with our credit facility being greater than what Lucent allocated to us in the prior year period.

    Provision for Income Taxes. For the first six months of fiscal 2002, we recorded a provision for income taxes of $40 million on a pre-tax loss of $554 million, yielding an effective tax rate of (7.3)%. This rate is higher than the U.S. statutory rate primarily due to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance of approximately $196 million against U.S. net deferred tax assets. For the first six months of fiscal 2001, we recorded a provision for income taxes of $29 million on a pre-tax loss of $119 million, yielding an effective tax rate of

(24.9)%. This rate is higher than the U.S. statutory rate primarily due to non-tax deductible goodwill amortization and separation costs.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, our cash in excess of short-term debt was $493 million, which reflects $1,604 million in cash and cash equivalents less $960 million of short-term debt under our credit facility, $136 million in other secured debt related to our accounts receivable securitization transaction and $15 million from the current portion of our capitalized lease obligation.

    Net cash used in operating activities was $454 million for the six months ended March 31, 2002, compared with $369 million of net cash provided by operations for the six months ended March 31, 2001. The decline in the cash flow from operations for the six months ended March 31, 2002, compared with the same period last year, was driven primarily by an increase in our operating losses, as a result of less favorable market conditions.

    Net cash provided by investing activities was $340 million for the six months ended March 31, 2002 compared with cash used in investing activities of $486 million for the six months ended March 31, 2001. The increase in cash flow from investing activities is primarily due to proceeds of $250 million from the sale of the FPGA business, proceeds of $115 million from the sale of property, plant and equipment, proceeds of $55 million from the sale of investments and a reduction of capital expenditures in the current period. Capital expenditures decreased $405 million to $80 million for the six months ended March 31, 2002, from $485 million for the six months ended March 31, 2001. We are seeking to limit our capital expenditures principally to projects critical to winning new business, keeping customer commitments and the completion of a new office facility adjacent to our current headquarters.

    Net cash used in financing activities was $1,433 million for the six months ended March 31, 2002, compared with cash provided by financing activities of $186 million for the six months ended March 31, 2001. The largest portion of the decrease was the result of our repayment of $1,000 million under our credit facility in connection with the amendment of the facility on October 4, 2001. Subsequent to the amendment of the facility, we further reduced the amount outstanding under the facility by $540 million to $960 million at March 31, 2002, as discussed below.

    The $2,500 million credit facility that we assumed from Lucent at the time of our initial public offering was a 364-day facility that was to mature on February 21, 2002. On October 4, 2001, this credit facility was amended. In connection with the amendment, we repaid $1,000 million, thereby reducing the facility to $1,500 million. We also paid $21 million in fees in connection with the amendment, which we are amortizing over the life of the facility. The facility is comprised of term loans and revolving credit loans and is secured by our principal domestic assets other than the proceeds of our initial public offering and, while Lucent remains a majority stockholder, real estate. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if we raise at least $500 million in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced to $750 million on September 30, 2002 and $500 million on September 30, 2003. The debt is not convertible into any other securities of the company.

    The interest rates applicable to borrowings under the facility are based on a scale indexed to our credit rating. Our credit ratings have declined from BBB-from Standard & Poor's and Baa3 from Moody's at the time of our initial public offering to BB- from Standard & Poor's and Ba3 from Moody's as of March 31, 2002. As discussed below, subsequent to December 31, 2001, we reduced the size of the facility to less than $1,000 million and therefore reduced the interest rate for borrowings under the facility to the applicable LIBOR rate plus 400 basis points. Unless our credit ratings change, this rate will remain in effect for the life of the facility. Any further decline in our credit rating would increase the interest rate under the facility by 25 basis points per year, which would increase our annual interest expense by approximately $2.4 million, assuming $960 million was outstanding. Following the reduction in the size of the facility, $500 million of the facility is now a revolving credit facility with the remainder considered a term loan. The only periodic debt service obligation under the amended credit facility is to make quarterly interest payments.

    Under the agreement, we must use 100% (50% if the size of the facility is $500 million or less) of the net cash proceeds of liquidity raising transactions to reduce the size of the facility. Liquidity raising transactions are dispositions of assets (other than sales of inventory and ordinary course disposals of excess or obsolete property) including, among other things, receivables securitizations and sale-leaseback transactions, in each case outside the ordinary course of business. The agreement also provides that 50% of the net cash proceeds of the first $500 million and 75% (50% if the size of the facility is $500 million or less) of the net cash proceeds greater than $500 million from most sales of debt or equity securities in public or private transactions be applied to reduce the credit facility. Notwithstanding the foregoing, we must apply 100% of net cash proceeds over $1,000 million from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility.

    On January 18, 2002, we completed the sale of certain assets and liabilities related to our FPGA business to Lattice Semiconductor Corporation for $250 million in cash. The net cash proceeds from the sale were used to repay amounts outstanding under our credit facility. We believe that the sale of the FPGA business will not have a material impact on our future results of operations.

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. As part of the transaction, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement expires on January 21, 2003. As of March 31, 2002, $136 million was outstanding under this agreement. These proceeds were used to repay amounts outstanding under our credit facility.

    During the six months ended March 31, 2002, we reduced the amount outstanding under the amended credit facility by $540 million to $960 million at March 31, 2002. The amounts used to make these repayments resulted from the following transactions: $250 from the sale of our FPGA business, $136 from our accounts receivable securitization, $67 million from the sale of our manufacturing facility and related equipment located in Spain, $55 million from the sale of investments, and $32 million from various sale-leaseback and other transactions.

    The credit facility contains financial covenants that require us to: (i) maintain a minimum level of liquidity, (ii) achieve a minimum level of earnings before interest, taxes, depreciation and amortization computed in accordance with the agreement each quarter, (iii) maintain a minimum level of net worth, computed in accordance with the agreement and (iv) limit capital expenditures. Other covenants restrict our ability to pay cash dividends, incur indebtedness and invest cash in our subsidiaries and other businesses. The accounts receivable securitization has the same four financial covenants and covenant levels as the credit facility; however, a violation of these covenants will not accelerate payment or require an immediate cash outlay to cover amounts previously loaned under the accounts receivable securitization, but will end our ability to obtain further loans under the agreement.

    As a result of a significant decline in market demand for telecommunications infrastructure products, we have been experiencing losses and have been using cash in our operations for several quarters. In response to market conditions, we have announced a number of restructuring and consolidation actions to reduce our losses and use of cash.

    On January 23, 2002, we announced plans to consolidate existing manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. The consolidation is expected to be substantially completed eighteen months from the announcement. We anticipate the cash required for this consolidation to be between $250 million and $350 million. We plan to discontinue operations and seek buyers for our Reading and Breinigsville facilities. Through this consolidation we will reduce our square footage in the two states by about two million square feet, or approximately 50%, significantly lowering cost. We expect to realize approximately $100 million annually in cash savings from these actions, driven primarily by a reduction in rent and building infrastructure costs. In addition, we are seeking a buyer for our wafer fabrication operation in Orlando, Florida.

    Our primary source of liquidity is our cash and cash equivalents. We believe that our cash and cash equivalents, together with additional amounts that may be borrowed under the accounts receivable securitization, will be sufficient to meet our cash requirements for the next 12 months, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation described above and the other announced restructuring activities. If we lose access to the accounts receivable securitization or generate less cash in our business than what our plans contemplate, we would consider further cash conserving actions to enable us to meet our cash requirements for the next 12 months. These actions would include the elimination of employee bonuses, the acceleration of already planned expense reductions, further limits on capital spending and the retiming of certain restructuring initiatives. We cannot assure you that these actions will be feasible at the time or prove adequate. In any event, we intend to pursue other financing transactions, although we have no committed financing transactions at this time. In addition, we are restricted in our ability to issue stock in order to raise capital due to conditions related to our spin-off from Lucent. This discussion of our liquidity requirements does not take into consideration an extension of the credit facility, an extension of the accounts receivable securitization, any funds that we may receive as a result of selling our Orlando, Florida operations or the Reading and Breinigsville, Pennsylvania facilities or any other financing transactions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

    Our material contractual obligations and commitments include leases and the credit facility and accounts receivable securitization described above, as well as the following commitments.

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

    In July 2000, we and Chartered Semiconductor entered into an agreement committing both parties to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. We have agreed to invest up to $350 million over a five-year period. As part of the joint development activities, the two companies are staffing a new research and development team at Chartered Semiconductor's Woodlands campus in Singapore. These scientist and engineers are working with Company teams located in the United States, as well as with Chartered Semiconductor's technology development organization. The agreement may be terminated for breach of material terms upon 30 days' notice or for convenience upon six months' notice prior to the planned successful completion of a development project, in which case the agreement will terminate upon the actual successful completion of that project.

    We have also entered into an agreement with Chartered Semiconductor whereby Chartered Semiconductor will provide integrated circuit wafer manufacturing services to us. Under the agreement, we provide a demand forecast to Chartered Semiconductor for future periods and Chartered Semiconductor commits to have manufacturing capacity available for our use. If we use less than a certain percent of the forecasted manufacturing capacity, we may be obligated to pay penalties to Chartered Semiconductor. We are currently in discussions with Chartered Semiconductor concerning shortfalls in purchase commitments.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the acquisitions of Agere, Inc., Herrmann and Ortel, a portion of each purchase price was allocated to purchased in-process research and development. In analyzing these acquisitions, we made decisions to buy technology that had not yet been commercialized rather than develop the technology internally. We relied on factors such as the amount of time it would take to bring the technology to market in making these decisions. We also considered Lucent's Bell Laboratories' resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

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

    Set forth below are descriptions of the major acquired in-process research and development projects and our original assumptions in connection with these acquisitions, followed by a current status of the projects. Due to significant changes in economic, industry and market conditions, particularly beginning in the latter half of fiscal 2001, the original assumptions at the time of acquisition for these acquisitions, vary materially from our current estimates as noted below.

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

    Agere, Inc.'s in-process research and development projects related to first generation network processors were completed in the fourth quarter of fiscal 2000. The second generation processors were completed in the first quarter of fiscal 2001. Actual costs related to completing these projects were $13 million. A third generation is expected to be completed in the first quarter of fiscal 2003 at an estimated cost of $2.4 million. Actual revenues for fiscal 2001 were $4 million, consisting primarily of sales of development systems and models, which are used by customers for system evaluations and qualifications. Changing conditions in the targeted market areas for these network processors have led to a revised revenue forecast for these parts, which is lower than originally anticipated. Fiscal 2002 revenues are currently projected to be about $13 million, with growth in excess of 50% over the next two years expected to decrease to a long-term growth rate of 8% by 2011.

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

     10G New Products -- $61 million;

     10G OC-192 Receiver/Daytona Products -- $105 million;

     980 Products -- $95 million;

     1550 Products -- $27 million; and

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

    Most of the 10G New Products were completed in fiscal 2001 as anticipated at a cost of $2 million. One product remains in development and is expected to be completed in fiscal 2002 at an estimated cost of $1 million. There were no revenues attributable to the 10G New Products in fiscal 2001. Management has revised its estimated revenue for fiscal 2002 to be $1 million with a long-term growth rate of 15%.

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

    The 10G OC-192 Receiver/Daytona Products were completed in fiscal 2001. Actual revenues in fiscal 2001 were $40 million and are currently projected to decrease to $8 million for fiscal 2002. Revenues are expected to grow annually at a rate of 10% until fiscal 2008 when a decline in growth is anticipated. Actual project costs were materially consistent with management's original estimates.

    Revenue attributable to the 980 Products was estimated to be $44 million in fiscal 2001 and $108 million in fiscal 2002. 980 Products are pump lasers operating at 980 nanometers wavelength. A nanometer is a unit of measurement of distance and equals one billionth of a meter. Revenue was expected to peak in fiscal 2008 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 143% in fiscal 2002 to 17% in fiscal 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 980 Products were expected to be $1 million.

    The 980 Products were in development and therefore did not yield any revenues in fiscal 2001. Currently, all design efforts on the 980 products have been discontinued and there are no expected revenues in fiscal 2002 or any future period.

    Revenue attributable to the 1550 Products was estimated to be $2 million in fiscal 2001 and $63 million in fiscal 2002. 1550 Products are transmitters and lasers operating at 1550 nanometers wavelength. Revenue was expected to peak in fiscal 2008 and decline thereafter through the end of the products' life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 33% in fiscal 2003 to 17% in fiscal 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 1550 Products were expected to be $2 million.

    The 1550 Products had four distinct product lines. Of these product lines, one has been completed, one has been cancelled and two are still in-process. It is anticipated that the in-process research and development for the uncompleted projects will be finalized in the third quarter of fiscal 2002. Product development costs for the 1550 products since acquisition have been $1.5 million and it is anticipated that an additional $0.5 million will be incurred to complete the products. There were no revenues attributable to these products in fiscal 2001. Management has lowered its estimate of revenues to be $3 million in fiscal 2002 with a 10% annual growth rate projected through fiscal 2008 with negative growth thereafter.

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

    The CATV Products were completed in fiscal 2001 at a cost of $2 million. Actual revenues in fiscal 2001 were $44 million. Revenue attributable to these projects is currently estimated to be $35 million in fiscal 2002 with minimal to no growth anticipated in future years.

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

    Hermann's in-process research and development projects were either completed by July of 2001 or discontinued due to market conditions. Actual costs to complete the projects were $1.3 million. Actual revenue in fiscal 2001 attributable to these products was significantly lower than anticipated at $3 million. Management has revised the estimated revenue attributable to these projects to be $6 million in fiscal 2002 with minimal to no growth anticipated in future years.

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies are particularly dependent on estimates and assumptions made by management. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, our financial statements could be materially impacted.

    Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Our inventory valuation policy is based on a review of forecasted demand compared with existing inventory levels. If our estimate of forecasted demand is significantly different than our actual demand, our inventory may be over- or under-valued.

    Long-lived assets, such as goodwill and other acquired intangibles and property, plant and equipment, are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. If our estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, we may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expenses. If the asset's actual life is different from its estimated life, the asset could be over- or under-valued.

    Restructuring reserves have been recorded in connection with the restructuring initiatives we have announced. These reserves include estimates pertaining to employee separation costs, the settlement of contractual obligations and other matters. Although we do not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.

    We are subject to proceedings, lawsuits and other claims related to environmental, labor, product, tax and other matters. We are required to assess the likelihood of adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in the approach, such as a change in settlement strategy.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets.' Statement 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. As a result, we will need to re-assess the classification and useful lives of our previously acquired goodwill and other intangible assets. Statement 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The goodwill impairment test is a two step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. Statement 142 is effective for us in fiscal 2003, although earlier application is permitted. We plan to adopt Statement 142 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

    Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, 'Accounting for Asset Retirement Obligations.' Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. In accordance with Statement 143, retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized by increasing the asset's carrying value, which is subsequently depreciated over its useful life. Statement 143 is effective for us in fiscal 2003, with earlier application encouraged. We plan to adopt Statement 143 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Statement 144 primarily addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. Statement 144 is effective for us in fiscal 2003, with earlier application encouraged. We plan to adopt Statement 144 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2002, cannot be estimated.

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

    On October 3, 2000, a patent infringement lawsuit was filed against Lucent, among other optoelectronic components manufacturers, by Litton Systems, Inc. and The Board of Trustees of the Leland Stanford Junior University in the United States District Court for the Central District of California (Western Division). We anticipate we may be named a defendant in the suit. The complaint alleges that each of the defendants is infringing a patent related to the manufacture of erbium-doped optical amplifiers. The patent is owned by Stanford University and is exclusively licensed to Litton. The complaint seeks, among other remedies, unspecified monetary damages, counsel fees and injunctive relief. This matter is in its early stages. Because of the decline in demand for erbium-doped optical amplifiers over the last 12 months, which we expect to continue for the remaining life of the patent, we currently believe that this suit, if determined adversely to us, would not have a material adverse effect on our financial position, results of operations or cash flows.

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc. alleging patent infringement by 14 companies, including some of our customers for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. We believe we have valid defenses to Proxim's claims and have intervened in the investigation in order to defend our customers. Proxim seeks relief in the form of an exclusion order preventing the importation by our customers of specified wireless local area networking products, including some of our products, into the United States. If Proxim were able to obtain an exclusion order, we believe that the order would likely apply to 802.11(b) card products and access point products containing such cards for our customers named in the complaint, and possibly all 802.11(b) card products and access point products containing such cards imported by us. We believe that any order would not exclude importation of 802.11(b) chipsets, or impact potential 802.11(a) products. While it is possible that an exclusion order, if granted, could affect products from which we derive a material amount of revenue, we believe that we could restructure our operations to minimize the impact of such an order on our business. One of our subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products.

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

    Effective October 1, 2000, we adopted Statement 133, 'Accounting for Derivative Instruments and Hedging Activities,' and its corresponding amendments under Statement 138. The adoption of Statement 133 resulted in a cumulative effect of an increase in our net loss of $4 million, net of a tax benefit of $2 million for the three and six months ended March 31, 2001. The increase in our net loss is primarily due to derivatives not designated as hedging instruments. The change in fair market value of derivative instruments was recorded in other income-net and was not material for all periods presented.

    While we hedge certain foreign currency transactions, a decline in value of non-U.S. dollar currencies may adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

    As of March 31, 2002, we had $1,096 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may, from time to time, enter into interest rate swap agreements. There were no interest rate swap agreements in effect for the periods presented. As of March 31, 2002, a variation of 1% in the interest rate charged on our short-term debt would result in a change of approximately $11 million in annual interest expense.

EUROPEAN MONETARY UNION -- EURO

    Several member countries of the European Union have established fixed conversion rates between their sovereign currencies and the Euro, and have adopted the Euro as their new single legal currency. The legacy currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments were permitted to be made in the Euro. Beginning on January 1, 2002, the participating countries introduced Euro notes and coins. The participating countries withdrew all legacy currencies by February 28, 2002 and they are no longer available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. We will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and our current assessment, it is not expected that the Euro conversion will have a material adverse effect on our business or financial condition.

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

     Even though Lucent has stated that on June 1, 2002, it intends to distribute to its shareholders the Agere shares it currently owns, we do not control the timing and manner of our separation from Lucent and it may not occur, and even if it does occur we may not achieve many of the expected benefits of our separation, so we may lose employees and our business may suffer.

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

     We are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences.

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

     We may not have financing for future strategic initiatives, which may prevent us from addressing gaps in our product offerings that may arise in the future, improving our technology or increasing our manufacturing capacity.

     Because we expect to continue to derive a majority of our revenue from semiconductor devices and the semiconductor industry is highly cyclical, our revenue may fluctuate.

     If we do not complete our announced restructuring and facility consolidation activities as expected or even if we do so, we may not achieve all of the expense reductions we anticipate.

     Our quarterly revenue and operating results may vary significantly in future periods due to the nature of our business.

     If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

     Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial communications networks and if this occurs, it could harm our reputation and result in increased expense.

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

     If our customers do not qualify our manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our revenue may be delayed or reduced.

     Because our integrated circuit and optoelectronic component average selling prices in particular product areas are declining and some of our older products are moving toward the end of their product life cycles, our results of operations may be adversely affected.

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

RISKS RELATED TO OUR STOCK

     Because our common stock may be considered a technology stock and because Lucent stockholders who receive our stock in the spin-off may not want to hold our stock, the market price and trading volume of our common stock may be volatile.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Legal Proceedings'.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Agere held its first Annual Meeting of Stockholders on February 21, 2002. At that meeting, stockholders elected one individual as a Director of the Company for a term that will expire at the Annual Meeting to be held in 2005. In addition, stockholders approved two Company proposals. The individual elected and the results of the voting are as follows.

                                                         VOTES         VOTES
                                                          FOR        WITHHELD
                                                          ---        --------
Harold A. Wagner...................................  4,268,095,800   1,890,252

                                                   VOTES          VOTES                  BROKER
                                                    FOR          AGAINST     ABSTAIN   NON-VOTES
                                                    ---          -------     -------   ---------
Company proposal number 1 --
  Approval of an amendment to the Agere
  Systems Inc. Short Term Incentive Plan.....  1,502,686,791    42,538,913   460,348       --
Company proposal number 2 --
  Approval of an amendment to the Agere
  Systems Inc. 2001 Long Term Incentive
  Plan.......................................  1,118,308,666   354,649,047   418,929   72,309,410

    The following individuals whose terms expire in either 2003 or 2004 continue to serve as Directors of the Company: Frank A. D'Amelio, John T. Dickson, Rajiv
L. Gupta, Henry B. Schacht, Rae F. Sedel and John A. Young.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Agere Systems Inc. Short Term Incentive Plan (Incorporated by reference to exhibit 10.5 to our registration statement on Form S-1, File No. 333-81632)
    10.2  Agere Systems Inc. 2001 Long Term Incentive Plan
          (Incorporated by reference to exhibit 10.6 to our registration statement on Form S-1, File No. 333-81632)
    10.3 Letter Agreement with Ronald Black (Incorporated by reference to exhibit 10.27 to our registration statement on Form S-1, File No. 333-81632)
    10.4 Letter Agreement with Mark Greenquist (Incorporated by reference to exhibit 10.28 to our registration statement on Form S-1, File No. 333-81632)
    10.5  Letter Agreement amending the Tax Sharing Agreement
          (Incorporated by reference to exhibit 10.29 to our registration statement on Form S-1, File No. 333-81632)
    10.6 Receivables Loan Agreement (Incorporated by reference to exhibit 10.30 to our registration statement on Form S-1, File No. 333-81632)

(b) Reports on Form 8-K

    Current Report on Form 8-K filed January 16, 2002 pursuant to Item 5 (Other Events).

    Current Report on Form 8-K/A filed February 22, 2002 pursuant to Item 5 (Other Events).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.

Date May 10, 2002                                               /S/ MARK T. GREENQUIST
                                                  ...................................................
                                                                  MARK T. GREENQUIST
                                                             EXECUTIVE VICE PRESIDENT AND
                                                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS NO.                          DESCRIPTION
------------                          -----------
    10.1      Agere Systems Inc. Short Term Incentive Plan
              (Incorporated by reference to exhibit 10.5 to our
              registration statement on Form S-1, File No. 333-81632)
    10.2      Agere Systems Inc. 2001 Long Term Incentive Plan
              (Incorporated by reference to exhibit 10.6 to our
              registration statement on Form S-1, File No. 333-81632)
    10.3      Letter Agreement with Ronald Black
              (Incorporated by reference to exhibit 10.27 to our
              registration statement on Form S-1, File No. 333-81632)
    10.4      Letter Agreement with Mark Greenquist
              (Incorporated by reference to exhibit 10.28 to our
              registration statement on Form S-1, File No. 333-81632)
    10.5      Letter Agreement amending the Tax Sharing Agreement
              (Incorporated by reference to exhibit 10.29 to our
              registration statement on Form S-1, File No. 333-81632)
    10.6      Receivables Loan Agreement
              (Incorporated by reference to exhibit 10.30 to our
              registration statement on Form S-1, File No. 333-81632)