Form 10-Q
period 2002-06-30
AGERE SYSTEMS INC
filed 2002-08-09
CIK 1129446

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 9, 2002
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                 1110 AMERICAN PARKWAY NE, ALLENTOWN, PA 18109

                      Telephone -- Area Code 610-712-4323

       Former Address: 555 Union Boulevard, Allentown, Pennsylvania 18109

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At July 31, 2002, 731,348,289 shares of Class A common stock and 907,995,677 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information
    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated and Combined Statements of
        Operations for the three and nine months ended
        June 30, 2002 and 2001..............................    2
        Condensed Consolidated Balance Sheets as of
        June 30, 2002 and
          September 30, 2001................................    3
        Condensed Consolidated and Combined Statements of
        Changes in Stockholders' Equity and Total
        Comprehensive Loss for the three and nine months
        ended June 30, 2002 and 2001........................    4
        Condensed Consolidated and Combined Statements of
        Cash Flows for the nine months ended June 30, 2002
        and 2001............................................    5
        Notes to Condensed Consolidated and Combined
        Financial Statements................................    6
    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   29
    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.....................................   53

Part II -- Other Information
    Item 1. Legal Proceedings...............................   54
    Item 6. Exhibits and Reports on Form 8-K................   54

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE               NINE
                                                              MONTHS ENDED       MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                            ----------------   -----------------
                                                             2002     2001      2002      2001
                                                             ----     ----      ----      ----
Revenue...................................................  $  560   $   927   $ 1,648   $ 3,480
Costs.....................................................     497       962     1,516     2,494
                                                            ------   -------   -------   -------
Gross profit (loss).......................................      63       (35)      132       986
                                                            ------   -------   -------   -------
Operating expenses:
    Selling, general and administrative...................      73       145       272       481
    Research and development..............................     164       217       541       754
    Amortization of goodwill and other acquired
      intangibles.........................................      10       112        47       335
    Restructuring and separation -- net...................     127       462       223       509
    Impairment of goodwill and other acquired
      intangibles.........................................    --          27       176        27
                                                            ------   -------   -------   -------
        Total operating expenses..........................     374       963     1,259     2,106
                                                            ------   -------   -------   -------
Operating loss............................................    (311)     (998)   (1,127)   (1,120)
Other income (expense) -- net.............................      18        (5)      353        32
Interest expense..........................................      23        62        96        96
                                                            ------   -------   -------   -------
Loss before provision for income taxes....................    (316)   (1,065)     (870)   (1,184)
Provision for income taxes................................      16        45        56        74
                                                            ------   -------   -------   -------
Loss before cumulative effect of accounting change........    (332)   (1,110)     (926)   (1,258)
Cumulative effect of accounting change (net of benefit
  for income taxes of $2 for the nine months ended
  June 30, 2001)..........................................    --       --        --           (4)
                                                            ------   -------   -------   -------
Net loss..................................................  $ (332)  $(1,110)  $  (926)  $(1,262)
                                                            ------   -------   -------   -------
                                                            ------   -------   -------   -------
Basic and diluted loss per share:
    Loss before cumulative effect of accounting change....  $(0.20)  $ (0.68)  $ (0.57)  $ (1.02)
    Cumulative effect of accounting change................    --       --        --        --
                                                            ------   -------   -------   -------
Net loss..................................................  $(0.20)  $ (0.68)  $ (0.57)  $ (1.02)
                                                            ------   -------   -------   -------
                                                            ------   -------   -------   -------
Weighted average shares outstanding -- basic and diluted
  (in millions)...........................................   1,637     1,629     1,636     1,233
                                                            ------   -------   -------   -------
                                                            ------   -------   -------   -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                                ----         ----
ASSETS
Current Assets
    Cash and cash equivalents...............................   $1,167       $ 3,152
    Trade receivables, less allowances of $14 at June 30,
      2002 and $33 at September 30, 2001....................      298           389
    Inventories.............................................      243           304
    Prepaid expenses........................................       51            61
    Other current assets....................................       70           154
                                                               ------       -------
        Total current assets................................    1,829         4,060
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $2,548 at June 30, 2002
  and $2,419 at September 30, 2001..........................    1,484         1,851
Goodwill and other acquired intangibles -- net of
  accumulated amortization of $88 at June 30, 2002 and $93
  at September 30, 2001.....................................      156           343
Prepaid pension costs.......................................      218        --
Deferred income taxes -- net................................        4             4
Other assets................................................      275           304
                                                               ------       -------
        Total assets........................................   $3,966       $ 6,562
                                                               ------       -------
                                                               ------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................   $  366       $   514
    Payroll and benefit-related liabilities.................      150           138
    Short-term debt.........................................      400         2,516
    Income taxes payable....................................      324           336
    Restructuring reserve...................................       81           171
    Other current liabilities...............................      163           229
                                                               ------       -------
        Total current liabilities...........................    1,484         3,904
Postemployment and postretirement benefit liabilities.......      186            92
Long-term debt..............................................      432            33
Deferred income taxes -- net................................        4        --
Other liabilities...........................................       49            72
                                                               ------       -------
        Total liabilities...................................    2,155         4,101
                                                               ------       -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....    --           --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 730,675,587 shares
  issued and 730,671,339 shares outstanding after deducting
  4,248 shares in treasury as of June 30, 2002 and
  727,000,107 shares issued and outstanding as of September
  30, 2001..................................................        7             7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 908,100,000 shares
  issued and 907,995,677 shares outstanding after deducting
  104,323 shares in treasury as of June 30, 2002 and
  908,100,000 shares issued and outstanding as of
  September 30, 2001........................................        9             9
Additional paid-in capital..................................    7,267         6,996
Accumulated deficit.........................................   (5,468)       (4,542)
Accumulated other comprehensive loss........................       (4)           (9)
                                                               ------       -------
        Total stockholders' equity..........................    1,811         2,461
                                                               ------       -------
        Total liabilities and stockholders' equity..........   $3,966       $ 6,562
                                                               ------       -------
                                                               ------       -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
              IN STOCKHOLDERS' EQUITY AND TOTAL COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE               NINE
                                                             MONTHS ENDED        MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                           -----------------   -----------------
                                                            2002      2001      2002      2001
                                                            ----      ----      ----      ----
Class A Common Stock beginning balance...................  $     7   $ --      $     7   $ --
Issuance of Class A Common Stock.........................    --            6     --            6
Conversion of Class B to Class A Common Stock............    --            1     --            1
                                                           -------   -------   -------   -------
Class A Common Stock ending balance......................        7         7         7         7
                                                           -------   -------   -------   -------
Class B Common Stock beginning balance...................        9        10         9        10
Conversion of Class B to Class A Common Stock............    --           (1)    --           (1)
                                                           -------   -------   -------   -------
Class B Common Stock ending balance......................        9         9         9         9
                                                           -------   -------   -------   -------
Owner's net investment
Beginning balance........................................    --        --        --        5,823
Net loss prior to February 1, 2001.......................    --        --        --          (74)
Transfers to Lucent Technologies Inc. ...................    --        --        --       (1,405)
Transfers from Lucent Technologies Inc. .................    --        --        --        1,501
Transfer to additional paid in capital...................    --        --        --       (5,845)
                                                           -------   -------   -------   -------
Ending balance...........................................    --        --        --        --
                                                           -------   -------   -------   -------
Additional paid in capital
Beginning balance........................................    7,032     5,889     6,996     --
Transfers from owner's net investment....................    --        --        --        5,845
Transfers to Lucent Technologies Inc. ...................      127      (262)      127    (1,580)
Transfers from Lucent Technologies Inc. .................       98       377       132     1,739
Debt transferred from Lucent Technologies Inc. ..........    --       (2,500)    --       (2,500)
Issuance of common stock -- net of expense...............        8     3,428         8     3,428
Equity-based compensation................................        2     --            4     --
                                                           -------   -------   -------   -------
Ending balance...........................................    7,267     6,932     7,267     6,932
                                                           -------   -------   -------   -------
Accumulated deficit
Beginning balance........................................   (5,136)      (78)   (4,542)    --
Net loss from February 1, 2001...........................     (332)   (1,110)     (926)   (1,188)
                                                           -------   -------   -------   -------
Ending balance...........................................   (5,468)   (1,188)   (5,468)   (1,188)
                                                           -------   -------   -------   -------
Accumulated other comprehensive loss
Beginning balance........................................       (2)      (44)       (9)      (52)
Foreign currency translations............................       (1)       (5)       (3)        3
Unrealized gain on investments...........................    --          141     --          141
Unrealized gain (loss) on cash flow hedges...............       (1)    --            3     --
Reclassification adjustments to net loss.................    --        --            5     --
                                                           -------   -------   -------   -------
Ending balance...........................................       (4)       92        (4)       92
                                                           -------   -------   -------   -------
    Total stockholders' equity...........................  $ 1,811   $ 5,852   $ 1,811   $ 5,852
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------
Total comprehensive loss
Net loss.................................................  $  (332)  $(1,110)  $  (926)  $(1,262)
Other comprehensive income (loss)........................       (2)      136         5       144
                                                           -------   -------   -------   -------
Total comprehensive loss.................................  $  (334)  $  (974)  $  (921)  $(1,118)
                                                           -------   -------   -------   -------
                                                           -------   -------   -------   -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                     NINE
                                                                 MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2002       2001
                                                               ----       ----
OPERATING ACTIVITIES
    Net loss................................................  $  (926)   $(1,262)
    Adjustments to reconcile net loss to net cash (used)
      provided by operating activities:
        Cumulative effect of accounting change..............    --             4
        Restructuring expense -- net of cash payments.......       72        407
        Provision for inventory write-downs.................       68        353
        Depreciation and amortization.......................      396        681
        (Benefit) provision for uncollectibles..............       (3)        24
        Provision for deferred income taxes.................       18          7
        Impairment of investments...........................        9         34
        Impairment of goodwill and other acquired
          intangibles.......................................      176         27
        Equity earnings from investments....................      (40)       (38)
        Gain on disposition of business.....................     (243)     --
        Gain on sales of investments........................      (41)     --
        Amortization of debt issuance costs.................       37      --
        Decrease in receivables.............................       96        256
        Increase in inventories.............................      (14)      (288)
        (Decrease) increase in accounts payable.............      (89)       191
        Increase (decrease) in payroll and benefit
          liabilities.......................................       13       (115)
        Changes in other operating assets and liabilities...      (57)         8
        Other adjustments for non-cash items -- net.........        7         12
                                                              -------    -------
    Net cash (used) provided by operating activities........     (521)       301
                                                              -------    -------
INVESTING ACTIVITIES
    Capital expenditures....................................     (150)      (632)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................      124      --
    Proceeds from sales of investments......................       55      --
    Proceeds from disposition of business...................      250      --
    Other investing activities -- net.......................    --            (3)
                                                              -------    -------
    Net cash provided (used) by investing activities........      279       (635)
                                                              -------    -------
FINANCING ACTIVITIES
    Transfers from Lucent Technologies Inc. ................    --           170
    Payment of credit facility fees.........................      (21)     --
    Proceeds from the issuance of long-term debt -- net of
      expenses..............................................      396      --
    Proceeds from the issuance of short-term debt...........      163      --
    Principal repayments of credit facility.................   (2,278)     --
    Proceeds from the issuance of stock -- net of expense...        8      3,434
    Principal repayments on long-term debt..................      (12)        (8)
                                                              -------    -------
    Net cash (used) provided by financing activities........   (1,744)     3,596
                                                              -------    -------

    Effect of exchange rate changes on cash.................        1      --
                                                              -------    -------
    Net (decrease) increase in cash and cash equivalents....   (1,985)     3,262
    Cash and cash equivalents at beginning of period........    3,152      --
                                                              -------    -------
    Cash and cash equivalents at end of period..............  $ 1,167    $ 3,262
                                                              -------    -------
                                                              -------    -------

     See Notes to Condensed Consolidated and Combined Financial Statements.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent') on August 1, 2000. On this date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding. Agere had no material assets or activities as a separate corporate entity until the contribution by Lucent of its integrated circuits and optoelectronic components businesses (collectively, the 'Company's Businesses'). Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent transferred to Agere all the assets and liabilities related to the Company's Businesses (the 'Separation'), other than the pension and postretirement assets and liabilities which were transferred in June of 2002.

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

    On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in an initial public offering (the 'IPO') for $6 per share less underwriting discounts and commissions of $.23 per share. On April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and Class B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock.

    On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the 'Distribution'). Prior to June 1, 2002, Agere was a majority-owned subsidiary of Lucent.

BASIS OF PRESENTATION

    The condensed consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements that were derived from Lucent's financial records may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent's net investment in the Company is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred substantially all of the assets and liabilities of the Company's Business to

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the Company. The formation of the Company and the transfers of assets and liabilities from Lucent have been accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests.

    Beginning February 1, 2001, the Company's consolidated financial statements include certain majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions and balances between and among the Company's Businesses, subsidiaries and investees accounted for under the equity method have been eliminated. In addition, certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

  General Corporate Expenses

    Prior to February 1, 2001, general corporate expenses were allocated from Lucent based on revenue. These allocations were reflected in the selling, general and administrative, costs and research and development line items in the condensed consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. These allocations amounted to $60 for the nine months ended
June 30, 2001. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Since the Separation, the Company has performed these functions using its own resources or through purchased services. The Company and Lucent entered into agreements for Lucent to provide certain general corporate services on a transition basis. See Note 15 'Transactions with Lucent.'

  Basic Research

    Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent's Bell Laboratories to the Company as part of the Separation. The allocation amounted to $23 for the nine months ended June 30, 2001. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company. Since the Separation, expenses for basic research conducted by the Company are included with all other research and development expenses in the condensed consolidated statements of operations.

  Interest Expense

    Prior to February 1, 2001, interest expense was allocated from Lucent as Lucent provided financing to the Company and incurred debt at the parent level. This allocation was based on the ratio of the Company's net assets, excluding debt, to Lucent's total net assets, excluding debt. The allocation amounted to $32 for the nine months ended June 30, 2001. Interest expense for all periods presented includes interest expense related to the Company's capitalized lease obligations.

  Income Taxes

    The Company's income taxes were calculated on a separate tax return basis prior to the IPO. This reflects Lucent's tax strategies and is not necessarily reflective of the tax strategies that the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Company would have followed or will follow as a stand-alone company. For the three and nine months ended June 30, 2002, the Company's effective tax rates were (4.8)% and (6.4)%, respectively, which primarily reflect the recording of a full valuation allowance of approximately $117 and $313, respectively, against U.S. net deferred tax assets. For the three and nine months ended June 30, 2001, the Company's effective tax rates were (4.2)% and (6.3)%, respectively, which primarily reflect the impact of recording of a full valuation allowance of approximately $364 against U.S. net deferred tax assets, non-tax deductible goodwill amortization and separation costs.

  Interim Financial Information

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ('U.S.'). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The condensed financial information as of June 30, 2002 and for the three and nine months ended
June 30, 2002 and 2001 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year 2002 or any other future periods.

2. RECENT PRONOUNCEMENTS

SFAS 142

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. As a result, the Company will need to re-assess the classification and useful lives of its previously acquired goodwill and other intangible assets. SFAS 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company will adopt SFAS 142 effective October 1, 2002 and does not expect that it will have a significant impact on its financial condition or results of operations.

SFAS 143

    Also in July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with SFAS 143, retirement obligations will be recorded at fair value in the period they are

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and subsequently depreciated over its remaining useful life. Changes in the liability resulting from the passage of time will be recognized as operating expense. The Company plans to adopt
SFAS 143 effective October 1, 2002 and is currently evaluating the potential effects of implementing this standard on its financial condition and results of operations.

SFAS 144

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS 144'). SFAS 144 supersedes SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of' ('SFAS 121'), and the accounting and reporting provisions for the disposal of a segment of business contained in APB Opinion No. 30 'Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.' SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The Company will adopt SFAS 144 effective October 1, 2002 and does not expect it to have a material effect on its financial condition or results of operations.

SFAS 146

    In June 2002, the FASB issued SFAS No. 146, 'Accounting for Exit or Disposal Activities' ('SFAS 146'). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for currently pursuant to the guidance that the Emerging Issues Task Force ('EITF') has set forth in EITF Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)' ('EITF 94-3'). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for Agere's exit or disposal activities that are initiated after December 31, 2002, although earlier application is encouraged. The Company is currently evaluating the timing of its adoption of SFAS 146 and the potential effects of implementing this standard on its financial condition and results of operations.

3. ACCOUNTING CHANGE

    Effective October 1, 2000, the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133.'
SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For the three and nine month periods ended June 30, 2002 and 2001 the change in fair market value of derivative instruments was recorded in other income (expense) -- net and was not material.

4. RESTRUCTURING AND SEPARATION -- NET

RESTRUCTURING AND RELATED EXPENSES

    As a result of a significant decline in market demand since early calendar year 2001, the Company has announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. The Company recorded net restructuring and related charges of $125 and $216 for the three and nine months ended June 30, 2002, respectively, classified within restructuring and separation -- net. These amounts are comprised of charges of $136 and $313, offset by reversals of $11 and $97, for the three and nine months ended June 30, 2002, respectively. The Company also recorded restructuring and related charges of $414 and $426 in the three and nine months ended June 30, 2001, respectively.

    During the third quarter of fiscal 2001, the Company announced a workforce reduction of 6,000 employees and asset impairment charges to resize the business consistent with the market environment. The workforce reduction spanned various business functions, operating units and geographic regions and included management and occupational employees.

    On December 5, 2001, the Company announced a workforce reduction of 950 positions, affecting primarily management positions within the Company's product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania.

    On January 23, 2002, the Company announced plans to further improve its operating efficiency by consolidating its facilities including manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. Additionally, the Company announced it was seeking a buyer for its wafer fabrication operation in Orlando, Florida, although the Company currently intends to operate the facility at least through the end of fiscal 2004 if it is unable to sell the facility on acceptable terms. This site has approximately 1,100 employees.

    As part of its facilities consolidation, the Company also announced the move of a majority of its integrated circuits and optoelectronics operations from the Company's sites in Reading and Breinigsville, Pennsylvania, into its Allentown, Pennsylvania campus. In addition, the majority of its assembly and test operations located in these three sites are moving to the Company's assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, the Company will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties.

    The Company is in the process of evaluating new restructuring initiatives to help achieve positive cash flow at lower revenue breakeven levels than anticipated in previously announced restructuring plans. Although no plans have been approved, the additional actions could potentially impact staffing levels, product lines, capital expenditures, and manufacturing facilities and may require the use of cash to fully implement.

    In addition to the announced plans, the Company has initiated actions to consolidate its California operations in Irwindale into its existing Alhambra campus and expects this to be substantially completed by the third quarter of fiscal year 2003.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

  Three and Nine Months Ended June 30, 2002

    The following tables set forth the Company's restructuring reserves as of June 30, 2002 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and nine months ended June 30, 2002:

                             MARCH 31,                     THREE MONTHS ENDED                      JUNE 30,
                               2002                           JUNE 30, 2002                          2002
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
Workforce reduction......      $ 25            $ 88            $ --         $ (79)     $  (9)         $25
Rationalization of
  manufacturing capacity
  and other charges......        51              48             (11)           (7)       (25)          56
                               ----            ----            ----         -----      -----          ---
    Total................      $ 76            $136            $(11)        $ (86)     $ (34)         $81
                               ----            ----            ----         -----      -----          ---
                               ----            ----            ----         -----      -----          ---

                          SEPTEMBER 30,                    NINE MONTHS ENDED                      JUNE 30,
                              2001                           JUNE 30, 2002                          2002
                          -------------   ---------------------------------------------------   -------------
                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------         ------         --------       -----     --------      -------
Workforce reduction.....      $ 92            $144            $(20)        $(102)     $ (89)         $25
Rationalization of
  manufacturing capacity
  and other charges.....        79             169             (77)          (60)       (55)          56
                              ----            ----            ----         -----      -----          ---
    Total...............      $171            $313            $(97)        $(162)     $(144)         $81
                              ----            ----            ----         -----      -----          ---
                              ----            ----            ----         -----      -----          ---

    Worldwide Workforce Reduction

    During the three and nine months ended June 30, 2002, the Company recorded restructuring charges of $88 and $144 related to workforce reductions of approximately 790 and 1,990 employees, respectively. Of the total workforce reduction charges for the three and nine months ended June 30, 2002, $79 and $102, respectively, represent non-cash charges for termination benefits to certain U. S. employees, including occupational employees covered under the terms of a collective bargaining agreement who voluntarily and irrevocably accepted an enhanced termination benefit package offered by the Company. Of these non-cash charges for the nine months ended June 30, 2002, $15 represents payments incurred as the result of actions of the Company prior to June 1, 2002 that will be paid from Lucent's pension assets while the remaining balance of $87 represents payments subsequent to June 1, 2002 that will be paid from the Company's pension assets.

    In the first nine months of fiscal 2002, the Company recorded a $20 reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company's collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. There were no reversals associated with workforce reductions for the three months ended June 30, 2002. Severance costs and other exit costs were determined in accordance with EITF 94-3.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The Company has completed the workforce reductions announced in fiscal 2001 with approximately 6,000 employees taken off-roll as of March 31, 2002 and has separated approximately 700 employees as of June 30, 2002 from initiatives announced in the current fiscal year. Approximately 145 employees are scheduled to go off-roll in the fourth quarter of fiscal 2002 and approximately 565 additional employees are expected to be off-roll by September 2003. However, due to current market conditions the Company is currently evaluating additional cost reduction initiatives that may result in increases to the number of employees to be affected by workforce reductions as well as the timing of those reductions.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $48 and $169 for the three and nine months ended June 30, 2002, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. Of the charges recorded for the third quarter of fiscal 2002, $12 was for asset impairments, $20 for facility closings, $2 for accelerated depreciation and $14 for other related costs. The charges recognized for the nine months ended
June 30, 2002 included $81 related to asset impairments, $60 for facility closings, $9 for contract terminations, $3 for accelerated depreciation and $16 of other related costs. The accelerated depreciation charges were recognized due to the shortening of estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs are for the implementation and integration of the initiatives and include costs for the relocation and training of employees and relocation of equipment.

    The asset impairment charges of $12 for the third quarter of fiscal 2002 resulted from the abandonment of certain research and development assets associated with the initiative announced on January 23, 2002 to consolidate research and development operations located in New Jersey. The asset impairment charges of $81 for the nine months ended June 30, 2002 includes $33 for the impairment of assets under construction that had not been placed into service associated with the facilities consolidation initiative announced on January 23, 2002 to move the majority of the Company's operations in Reading and Breinigsville, Pa. to its Allentown, Pa. campus. The remaining asset impairment charges of $36 for the nine months ended June 30, 2002 related to property, plant and equipment associated with earlier restructuring initiatives for the rationalization of underutilized manufacturing facilities and other activities. All affected assets were classified as held for disposal in accordance with the guidance on impairment of assets in SFAS 121, and depreciation was suspended. These non-cash impairment charges represent the write-down to fair value, less costs to sell, of property, plant and equipment that were removed from operations.

    The facility closing charges of $20 for the third quarter of fiscal 2002 consist of $10 due to lease termination fees and facility restoration costs primarily associated with the consolidation of the California operations and $10 for facility restoration costs associated with the consolidation of the Pennsylvania and New Jersey facilities. In addition, the facility closing charges for the nine months ended June 30, 2002 also include $40 consisting principally of a non-cash charge of $35 for the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations. This charge was recognized in accordance with EITF Issue No. 01-5, Issue Summary No. 1, 'Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.' The $5 balance of the charges for the nine months ended
June 30, 2002 related to the facility closings is primarily for lease terminations, non-cancelable leases and facility restoration costs.

    The Company recorded restructuring charge reversals of $11 and $77 for the three and nine months ended June 30, 2002, respectively. The $11 reversal during the third quarter of fiscal 2002 resulted from adjustments to estimates of $7 for asset impairments and $4 for facility lease

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

terminations and facility restoration. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions. The facility lease and restoration reversals resulted from favorable lease termination negotiations and lower facility restoration costs than previously reserved. In addition, the restructuring charge reversals for the nine months ended June 30, 2002 also include adjustments to estimates of $52 for asset impairments, of which $35 is due to receiving more proceeds than originally anticipated from the sale of assets including $25 from the sale of assets associated with the Madrid, Spain facility. This adjustment also includes $17 due to the redeployment of assets, of which $5 was associated with the Company's Pennsylvania and New Jersey facilities consolidation initiative. The $14 balance of the reversals consists of $6 for contract terminations, $6 for a reserve deemed no longer necessary, and $2 for lease terminations associated with the Pennsylvania and New Jersey facilities consolidation initiative.

    Restructuring Reserve Balances as of June 30, 2002

    The Company anticipates that the majority of the $25 restructuring reserve as of June 30, 2002, relating to workforce reductions, will be paid by the end of the second quarter of fiscal 2003. The Company also anticipates that the restructuring reserve balance of $56 as of June 30, 2002, relating to the rationalization of manufacturing capacity and other charges, will be paid as follows: the majority of the contract terminations of $22 will be paid by the end of the second quarter of fiscal 2003; facility termination fees and non-cancelable lease obligations of $13, due to consolidation of facilities, will be paid over the respective lease terms through fiscal 2005; and the majority of facility restoration costs of $21 will be paid by the end of calendar year 2002. These cash outlays will be funded through cash on hand.

  Three and Nine Months Ended June 30, 2001

    The following tables set forth the Company's restructuring reserves as of June 30, 2001 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and nine months ended June 30, 2001:

                             MARCH 31,                     THREE MONTHS ENDED                      JUNE 30,
                               2001                           JUNE 30, 2001                          2001
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
Workforce reduction......      $ --            $ 93             $--         $ (11)      $(18)        $ 64
Rationalization of
  manufacturing capacity
  and other charges......        12             321              --          (255)        (1)          77
                               ----            ----             ---         -----       ----         ----
    Total................      $ 12            $414             $--         $(266)      $(19)        $141
                               ----            ----             ---         -----       ----         ----
                               ----            ----             ---         -----       ----         ----

                          SEPTEMBER 30,                    NINE MONTHS ENDED                      JUNE 30,
                              2000                           JUNE 30, 2001                          2001
                          -------------   ---------------------------------------------------   -------------
                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------         ------         --------       -----     --------      -------
Workforce reduction.....      $ --            $ 93             $--         $ (11)      $(18)        $ 64
Rationalization of
  manufacturing capacity
  and other charges.....        --             333              --          (255)        (1)          77
                              ----            ----             ---         -----       ----         ----
    Total...............      $ --            $426             $--         $(266)      $(19)        $141
                              ----            ----             ---         -----       ----         ----
                              ----            ----             ---         -----       ----         ----

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Worldwide Workforce Reduction

    The Company recorded restructuring charges of $93 for the three and nine months ended June 30, 2001, related to approximately 1,000 employees impacted by the discontinuance of its chip fabrication operations in Madrid, Spain and approximately 2,000 employees associated with the third quarter restructuring initiative in fiscal 2001 that were taken off-roll as of June 30, 2001. Of this charge, $11 represented termination benefits to certain US management employees that were funded through Lucent's pension assets. Severance costs and other exit costs noted above were determined in accordance with EITF 94-3.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring charges of $321 and $333 for the three and nine months ended June 30, 2001, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. As part of these efforts, the Company discontinued operations at its Madrid, Spain chip fabrication plant and rationalized under-utilized manufacturing capacity at its facilities in Orlando, Florida, and Allentown, Breinigsville and Reading, Pennsylvania. In addition, the Company has been consolidating several satellite-manufacturing sites as well as leased corporate offices. The restructuring charges include $26 for the three and nine months ended June 30, 2001, related to facility closings, primarily for lease terminations and non-cancelable lease costs. They also include an asset impairment charge of $249 for the three and nine months ended June 30, 2001, related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. These charges were recognized in accordance with the guidance on assets to be disposed of in SFAS 121. The remaining charges of $46 and $58 for the three and nine months ended June 30, 2001, respectively, are related primarily to contract terminations.

SEPARATION EXPENSES

    The Company incurred costs, fees and expenses relating to the Separation. These fees and expenses were primarily related to legal separation matters, designing and constructing the Company's computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. The Company incurred separation expenses of $2 and $48 for the three months ended June 30, 2002 and 2001, respectively, and $7 and $83 for the nine months ended June 30, 2002 and 2001, respectively.

5. DEBT

CREDIT FACILITY

    On April 2, 2001, in connection with the IPO, the Company assumed $2,500 of short-term borrowings from Lucent under a credit facility. The Company did not receive any of the proceeds of this short-term debt.

    On October 4, 2001, the Company amended this credit facility. In connection with the amendment, the Company repaid $1,000 of the $2,500 then outstanding, reducing the facility to $1,500. The Company also paid $21 in fees in connection with the amendment, which will be amortized over the life of the facility. The facility is secured by the Company's principal domestic assets other than the proceeds of the IPO and the receivables securing the Company's accounts receivable securitization facility described below. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if the Company raises at least $500 in equity or debt capital market transactions before September 30, 2002, the maturity date of the

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

facility will be extended to September 30, 2004, with the facility required to be reduced to $500 on September 30, 2003. As of June 30, 2002, the Company has raised $410 of the $500 in equity or debt capital market transactions through the sale of convertible subordinated notes, as discussed below. The credit facility debt is not convertible into any other securities of the Company. The facility contains financial covenants, including restrictions on the Company's ability to pay cash dividends.

    Under the agreement, Agere must use 100% (50% if the size of the facility is $500 or less) of the net cash proceeds of liquidity raising transactions to reduce the size of the facility. Liquidity raising transactions are dispositions of assets (other than sales of inventory and disposals of excess or obsolete property in the ordinary course of business) including, among other things, receivables securitizations and sale-leaseback transactions, in each case outside the ordinary course of business. The agreement also provides that 50% of the net cash proceeds of the first $500 and 75% (50% if the size of the facility is $500 or less) of the net cash proceeds greater than $500 from most sales of debt or equity securities in public or private transactions be applied to reduce the facility. Notwithstanding the foregoing, the Company must apply 100% of net cash proceeds over $1,000 from the issuance of debt securities that are secured equally with the facility to reduce the size of the facility. Subsequent to the amendment, the Company has used the proceeds of various liquidity raising transactions and a portion of the proceeds from the sale of convertible subordinated notes, as well as a voluntary payment of $509 from cash on hand, to repay borrowings under the facility. At June 30, 2002 the outstanding balance of $222 under the facility is a term loan. The Company can borrow an additional $500 under an undrawn revolving credit facility that is part of the credit facility, which unless extended, will mature on September 30, 2002.

    The only periodic debt service obligation under the facility is to make quarterly interest payments. The interest rate applicable to borrowings under the facility is based on a scale indexed to the Company's credit rating. At
June 30, 2002, the interest rate on borrowings under the facility was the applicable LIBOR rate plus 400 basis points, based upon the current ratings of BB - with a negative outlook from Standard & Poor's and Ba3 with a negative outlook from Moody's. Unless the Company's credit ratings change, this rate will be in effect for the remaining life of the facility. Any further decline in the Company's credit rating would increase the annual interest rate under the facility by 25 basis points. In addition, based on the current credit ratings, there is an annual charge of 75 basis points on the undrawn portion of the revolving credit facility. The weighted average interest rate applicable to the facility at June 30, 2002 was 6.6%.

CONVERTIBLE SUBORDINATED NOTES

    On June 19, 2002, the Company issued $410 of 6.5% Convertible Subordinated Notes due December 15, 2009 (the 'Notes'). The Company received proceeds of $396 in connection with this offering, net of $14 in underwriting fees and other expenses. The $14 of costs for the offering have been deferred and will be amortized to interest expense over the term of the Notes. Of the net proceeds, one half or $198 was used to repay borrowings under the credit facility. The remainder of the net proceeds will be used for general corporate purposes.

    Interest on the Notes will accrue at the rate of 6.5% per annum and will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. The Notes can be converted into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in the Company, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to date. The Notes are unsecured

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

subordinated obligations and will be subordinated in right of payment to all the Company's existing and future senior debt, including the credit facility.

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

    As of June 30, 2002, ASRF had borrowed $163 under this agreement. The proceeds were used by the Company to repay amounts outstanding under the credit facility. Virtually all of the Company's accounts receivables are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of June 30, 2002, $276 of gross receivables are pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed at June 30, 2002 was 1.9%. In addition, the Company pays an annual 1% commitment fee on the total loan commitment of $200.

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

6. IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions are evaluated for impairment in the period in which the Company becomes aware of events and occurrences that indicate an impairment may exist. These assessments were performed in accordance with SFAS 121, as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which the Company operates. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company's products, as well as anticipated future demand. Discount rates used were based upon the Company's weighted average cost of capital adjusted for business risks. These amounts are based on management's best estimate of future results.

    As a result of these assessments, the Company determined that an other than temporary impairment existed related to certain of the Company's acquisitions. During the three and nine months ended June 30, 2001, the Company recorded a charge to reduce goodwill and other acquired intangibles of $27 related to Enable Semiconductor, Inc., which was acquired in fiscal 1999. During the nine months ended June 30, 2002, the Company recorded a charge to reduce

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

goodwill and other acquired intangibles of $176, consisting of $113 and $63 related to Ortel Corporation and Herrmann Technology, Inc., respectively, both of which were acquired in fiscal 2000. The Company recorded no charges to reduce goodwill or other acquired intangibles during the three months ended June 30, 2002.

7. DIVESTITURES OF BUSINESSES

SALE OF FPGA BUSINESS

    On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array ('FPGA') business of the Infrastructure Systems segment to Lattice Semiconductor Corporation ('Lattice') for $250 in cash. The transaction included the Company's general-purpose ORCA'r' FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 product development, marketing and technical sales employees transferred to Lattice. The net cash proceeds of $250 from the sale were used to permanently reduce the credit facility. The Company recognized a gain of $243 from the sale, which is included in other income (expense) -- net.

SALE OF WIRELESS LOCAL AREA NETWORK EQUIPMENT BUSINESS

    On June 17, 2002, the Company entered into an agreement to sell certain assets and liabilities of its 802.11 wireless local area network ('LAN') equipment business of the Client Systems segment, including its ORiNOCO'r' product family, to Proxim Corporation ('Proxim') for $65 in cash. As part of the sale, approximately 150 employees will transfer to Proxim. In addition, the Company and Proxim have agreed to enter into a three-year strategic supply agreement under which the Company will provide chips, modules and cards to Proxim as needed, a license agreement for Agere technology used in the ORiNOCO business and a patent cross-license agreement for their respective patent portfolios including settlement of patent-related litigation between the two companies. The sale is expected to close in the fourth quarter of fiscal 2002, subject to customary closing conditions.

SALE OF ANALOG LINE CARD BUSINESS

    On June 24, 2002, the Company entered into an agreement to sell its analog line card business of the Infrastructure Systems segment to Legerity, Inc. ('Legerity') for $70 in cash. The sale consists of certain products, technology and intellectual property related to the analog line card business, which provides integrated circuits used in telephone network equipment. As part of the sale, approximately 50 employees will transfer to Legerity. In addition, through a transitional supply agreement, the Company is obligated to supply chips for Legerity through early 2003. The sale is expected to close in the fourth quarter of fiscal 2002, subject to customary closing conditions.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                                ----         ----
Inventories
    Completed goods.........................................    $ 54         $ 87
    Work in process and raw materials.......................     189          217
                                                                ----         ----
        Inventories.........................................    $243         $304
                                                                ----         ----
                                                                ----         ----

INCOME STATEMENT INFORMATION

    The Company recorded inventory provisions classified within costs of $2 and $279 for the three months ended June 30, 2002 and 2001, respectively, and $68 and $353 for the nine months ended June 30, 2002 and 2001, respectively. These amounts are calculated in accordance with the Company's inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

    The Company recorded $24 and $40 of accelerated depreciation for the three and nine months ended June 30, 2002, respectively, due to a change in accounting estimate. This change in accounting estimate is due to the shortening of the estimated useful lives of certain assets in connection with the planned facility closings announced on January 23, 2002. This accelerated depreciation is reflected in net loss and resulted in a $.01 and $.02 per share loss for the three and nine months ended June 30, 2002, respectively.

    The following table shows the components of other income (expense) -- net:

                                                                   THREE                    NINE
                                                               MONTHS ENDED             MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                             -----------------         --------------
                                                             2002         2001         2002      2001
                                                             ----         ----         ----      ----
Other income (expense) -- net
    Gain on sale of FPGA business..........................  $--          $ --         $243      $ --
    Equity earnings (losses) from investments..............   14            (2)          40        38
    Interest income........................................    5            37           26        41
    Gain on sales of investments -- net....................   --            --           41        --
    Impairment of investments..............................   (4)          (29)          (9)      (34)
    Loss on foreign currency transactions..................   --            (4)          --        (6)
    Other -- net...........................................    3            (7)          12        (7)
                                                             ---          ----         ----      ----
        Total other income (expense) -- net................  $18          $ (5)        $353      $ 32
                                                             ---          ----         ----      ----
                                                             ---          ----         ----      ----

9. INVESTMENT IN SILICON MANUFACTURING PARTNERS PTE LTD

    The Company owns a 51% interest in Silicon Manufacturing Partners ('SMP'), a joint venture with Chartered Semiconductor, which operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The investment is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. For the three and nine months ended June 30, 2002 the Company recognized equity earnings of $14 and $40 from SMP, respectively, compared to equity losses of $2 and equity earnings of $38, respectively, in the corresponding prior year periods. SMP reported net income of $1 and $27 for the three and nine months ended June 30, 2002, respectively, versus a net loss of

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

$9 and net income of $18, respectively, in the same periods in fiscal 2001. As of June 30, 2002, SMP reported total assets of $646 and total liabilities of $409 compared to total assets of $670 and total liabilities of $467 as of September 30, 2001.

10. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations. The components of other comprehensive income (loss) are shown below.

                                                                   THREE             NINE
                                                               MONTHS ENDED      MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                              2002     2001     2002     2001
                                                              ----     ----     ----     ----
Net loss....................................................  $(332)  $(1,110)  $(926)  $(1,262)
Other comprehensive income (loss):
    Foreign currency translation adjustments................     (1)       (5)     (3)        3
    Unrealized gain on investments..........................     --       141      --       141
    Unrealized gain (loss) on cash flow hedges..............     (1)       --       3        --
    Reclassification adjustment to net loss.................     --        --       5        --
                                                              -----   -------   -----   -------
        Total comprehensive loss............................  $(334)  $  (974)  $(921)  $(1,118)
                                                              -----   -------   -----   -------
                                                              -----   -------   -----   -------

    The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain (loss) on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided for the unrealized gain (loss). The reclassification adjustment is comprised of a reversal of a $30 unrealized gain due to the realization of a gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with the Madrid, Spain manufacturing operations.

11. STOCK COMPENSATION PLANS

    Employees of the Company have been granted stock options and other equity-based awards under Agere and Lucent stock-based compensation plans. On June 1, 2002, at the time of the Distribution, all awards outstanding under Lucent's stock-based compensation plans and held by Company employees were converted to Company stock-based awards. The Company stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as the Lucent options and awards they replaced. The number of shares and exercise price of each stock option were adjusted so that immediately following conversion, each option had the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the Lucent stock options immediately prior to the conversion. No new measurement date has occurred upon conversion of the stock options. In connection with the Distribution on June 1, 2002, 46,675,960 shares of Class A common stock were made subject to converted Lucent stock options.

    Presented below is a summary of the status of the Lucent stock options held by Company employees prior to the Distribution, for which the Company assumed responsibility, and the related transactions for the eight months ending
May 31, 2002. Also presented below is a summary of the status of Agere stock options and related transactions for the nine months ended June 30, 2002. The Lucent stock option activity is not necessarily indicative of what the activity would have been had Agere been a separate stand-alone company during the period presented, or what the activity may be in the future.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              SHARES    EXERCISE
                                                              (000'S)    PRICE
                                                              -------    -----
Lucent options outstanding at September 30, 2001............   45,480   $ 32.59
    Granted.................................................      n/a       n/a
    Exercised...............................................   (1,890)     1.97
    Forfeited/expired.......................................   (5,368)     6.47
                                                              -------
Lucent options outstanding at May 31, 2002..................   38,222   $ 33.33
Agere spin-off adjustments..................................   18,916    (11.04)
                                                              -------
Agere options substituted for Lucent options, outstanding at
  June 1, 2002..............................................   57,138   $ 22.29
                                                              -------
                                                              -------
Agere options outstanding at September 30, 2001.............  142,750   $  5.81
    Granted.................................................    5,346      5.31
    Agere options substituted for Lucent options............   57,138     22.29
    Exercised...............................................      (13)     2.50
    Forfeited/expired.......................................  (18,020)     5.97
                                                              -------
Agere options outstanding at June 30, 2002..................  187,201   $ 10.79
                                                              -------
                                                              -------

    The weighted average fair value of Agere stock options granted during the nine months ended June 30, 2002 was $2.24 per share, calculated using the Black-Scholes option pricing model.

    Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to Company employees.

                                                                       NINE
                                                                   MONTHS ENDED
                                                                   JUNE 30, 2002
                                                                   -------------
Other Agere stock unit awards granted (000's)...............              --
Weighted average market value of shares granted during the
  period....................................................              --
Other Lucent stock unit awards converted to Agere stock unit
  awards (000's)*...........................................             649
Weighted average market value at grant date of shares
  converted*................................................          $11.73

---------

* 434 Lucent stock unit awards were converted to Agere stock unit awards following the Distribution.

    Also on February 21, 2002, the Company's stockholders authorized an additional 180 million shares for issuance under its 2001 Long Term Incentive Plan.

12. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended June 30, 2002 and 2001, approximately 2,149,000 and 4,643,468 potential common shares, respectively, and for the nine months ended June 30, 2002 and 2001, approximately 3,834,222 and 1,559,129 potential common shares, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. The potential common shares have been retroactively adjusted from the beginning of fiscal year 2002 for the conversion of Lucent stock-based awards to Company stock-based awards in connection with the Distribution.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

13. PENSION AND POSTRETIREMENT BENEFITS

    The Company has pension plans covering substantially all of it employees. Retirement benefits are based on a career average or flat dollar formula. A cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999. Plans are funded on a current basis to the extent deductible under existing Federal tax regulations. Participants in the cash balance plan are not entitled to benefits under the postretirement benefit plan.

    Prior to the Distribution, the Company's U.S. management and occupational employees participated in Lucent's pension and postretirement plans. Effective June 1, 2002, the Company assumed responsibility for all pension and postretirement benefits covering active U.S. employees of the Company, as well as U.S. employees who retired or terminated subsequent to the IPO. In June 2002, Lucent transferred to the Company the pension and postretirement assets and obligations related to these employees based on currently available census data. This census data is subject to revisions that may result in additional transfers to or from the Lucent plans. The Company anticipates finalizing the amounts to be transferred by June 2003. Obligations related to retired and terminated vested U.S. employees prior to the IPO are the responsibility of Lucent. The Company is also responsible for the pension and postretirement benefits of its non-U.S. employees. The liabilities of the various country-specific plans for these employees are reflected in the condensed consolidated and combined financial statements and were not material for the periods presented.

    Lucent managed its U.S. employee benefit plans on a consolidated basis and separate Company information is not available for the periods prior to June 1, 2002. The condensed consolidated and combined statements of operations include an allocation of the costs (credits) of the U.S. employee pension and postretirement plans. These costs (credits) were allocated based on the Company's active employee population for each period presented prior to June 1, 2002. Net periodic benefit cost (credit), including the amounts allocated, for the respective plans are as follows:

                                                                      THREE                     NINE
                                                                  MONTHS ENDED              MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                                -----------------         -----------------
                                                                2002         2001         2002         2001
                                                                ----         ----         ----         ----
Net periodic benefit cost (credit)
    Pension benefits...................................         $(2)         $(5)         $(2)         $(2)
    Postretirement benefits............................           2            2            7            8

    Net periodic benefit cost (credit) for the month of June 2002 includes the following components:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------      --------
Service cost................................................    $  3          $--
Interest cost...............................................       6            1
Expected return on plan assets..............................     (11)          (1)
Amortization of prior service cost..........................       1           --
Recognized net actuarial gain...............................      (1)          --
                                                                ----          ---
    Net periodic benefit cost (credit)......................    $ (2)         $--
                                                                ----          ---
                                                                ----          ---

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets at June 30, 2002:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------      --------
Change in benefit obligation
    Obligation transferred from Lucent in June 2002.........   $  992        $ 217
    Service cost............................................        3           --
    Interest cost...........................................        6            1
    Actuarial loss..........................................       --           20
    Benefits paid...........................................      (14)          --
                                                               ------        -----
        Benefit obligation at June 30, 2002.................   $  987        $ 238
                                                               ------        -----
                                                               ------        -----
Change in plan assets
    Fair value of plan assets transferred from Lucent in
      June 2002.............................................   $1,243        $  97
    Actual loss on plan assets..............................      (95)          (7)
    Benefits paid...........................................      (14)          --
                                                               ------        -----
        Fair value of plan assets at June 30, 2002..........   $1,134        $  90
                                                               ------        -----
                                                               ------        -----

Funded status of the plan...................................   $  147        $(148)
Unrecognized net actuarial loss.............................       48           56
Unrecognized prior service cost.............................       24            3
Unrecognized initial asset..................................       (1)          --
                                                               ------        -----
        Net prepaid (obligation) at June 30, 2002...........   $  218        $ (89)
                                                               ------        -----
                                                               ------        -----
Weighted average assumptions:
    Discount rate...........................................      7.0%         7.0%
    Expected return on plan assets..........................      9.0%         9.0%
    Rate of compensation increase...........................      4.5%          --

    All separation benefit payments made as the result of actions of the Company prior to June 1, 2002 were paid by the Lucent plans. All separation benefit payments subsequent to June 1, 2002 are the responsibility of the Company and will be paid by the Agere plans.

    For fiscal 2002, the assumed health care cost trend rates are 7.3% for participants under age 65 and 8.9% for participants age 65 or older. The cost trend rate for participants under age 65 is assumed to decrease gradually to 5% in the year 2006. A one percent annual change in the assumed cost trend rate would have a minimal effect on the total service and interest cost components and on the postretirement benefit obligation.

14. OPERATING SEGMENTS

    Effective October 1, 2001, the Company realigned its business operations into two market-focused groups, Infrastructure Systems and Client Systems, that target the network equipment and consumer communications markets respectively. These two groups comprise the Company's reportable operating segments. The segments each include revenue from the licensing of intellectual property related to that segment. There were no intersegment sales.

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

    The Client Systems segment consists of the remainder of the former Integrated Circuits segment and delivers integrated circuit solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals, hard-disk drives for computers as well as software, systems and wireless local area networking solutions.

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

REPORTABLE SEGMENTS

                                                                  THREE            NINE
                                                              MONTHS ENDED     MONTHS ENDED
                                                                JUNE 30,         JUNE 30,
                                                              -------------   ---------------
                                                              2002    2001     2002     2001
                                                              ----    ----     ----     ----
Revenue
    Infrastructure Systems..................................  $ 230   $ 592   $  719   $2,376
    Client Systems..........................................    330     335      929    1,104
                                                              -----   -----   ------   ------
        Total...............................................  $ 560   $ 927   $1,648   $3,480
                                                              -----   -----   ------   ------
                                                              -----   -----   ------   ------
Operating loss (excluding amortization of goodwill and other acquired intangibles, impairment of goodwill and other
  acquired intangibles, and net restructuring and separation expenses)
    Infrastructure Systems..................................  $(174)  $(337)  $ (563)  $ (124)
    Client Systems..........................................     --     (60)    (118)    (125)
                                                              -----   -----   ------   ------
        Total...............................................  $(174)  $(397)  $ (681)  $ (249)
                                                              -----   -----   ------   ------
                                                              -----   -----   ------   ------

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

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE             NINE
                                                              MONTHS ENDED      MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                              -------------   -----------------
                                                              2002    2001     2002      2001
                                                              ----    ----     ----      ----
Reportable segment operating loss...........................  $(174)  $(397)  $  (681)  $  (249)
    Amortization of goodwill and other acquired
      intangibles...........................................    (10)   (112)      (47)     (335)
    Restructuring and separation expenses -- net............   (127)   (462)     (223)     (509)
    Impairment of goodwill and other acquired intangibles...     --     (27)     (176)      (27)
                                                              -----   -----   -------   -------
        Total operating loss................................  $(311)  $(998)  $(1,127)  $(1,120)
                                                              -----   -----   -------   -------
                                                              -----   -----   -------   -------

REVENUE BY PRODUCT

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

                                                                     THREE                NINE
                                                                  MONTHS ENDED        MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                 --------------      ---------------
                                                                 2002      2001       2002     2001
                                                                 ----      ----       ----     ----
Integrated circuits........................................      $496      $650      $1,426   $2,400
Optoelectronic devices.....................................        64       277         222    1,080
                                                                 ----      ----      ------   ------
    Total revenue..........................................      $560      $927      $1,648   $3,480
                                                                 ----      ----      ------   ------
                                                                 ----      ----      ------   ------

15. TRANSACTIONS WITH LUCENT

    Lucent was the majority stockholder and a related party of the Company until the Distribution, which occurred on June 1, 2002. Revenue from products sold to Lucent through June 1, 2002 were $19 and $162 for the three and nine months ended June 30, 2002, respectively, and $113 and $518 for the three and nine months ended June 30, 2001, respectively. Products purchased from Lucent were $6 and $21 for three and nine months ended June 30, 2001, respectively. There were no material purchases of products from Lucent in fiscal 2002. As of September 30, 2001, there were $42 of trade receivables due from Lucent.

    In connection with the Separation, the Company and Lucent entered into the Microelectronics Product Purchase Agreement that governed the purchase by Lucent of Agere products. In light of the dramatic decline in demand for telecommunications products that has occurred since the parties entered into the original agreement and the Company's desire to maintain its relationship with Lucent the parties amended the agreement on July 17, 2002. See Note 17 'Subsequent Events'.

    In connection with the Separation, the Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. The costs associated with

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

this agreement amounted to $3 and $6 for the three and nine months ended
June 30, 2002, respectively, and $36 and $68 for the three and nine months ended June 30, 2001.

16. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at June 30, 2002, would not be material to the annual consolidated financial statements.

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

    In July 2000, the Company and Chartered Semiconductor entered into an agreement committing the Company and Chartered Semiconductor to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. The Company originally agreed to invest up to $350 over a five-year period. In June 2002, the Company and Chartered Semiconductor amended the agreement to provide that Chartered Semiconductor will conduct all future development work. If requested by Chartered Semiconductor, the Company will provide consulting services on technical issues on mutually agreeable terms. The Company has no further funding obligation under the agreement and does not believe any future commitments under the amended agreement will have a material impact on its financial position, results of operations or cash flows.

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

RISKS AND UNCERTAINTIES

    The Company's primary source of liquidity is its cash and cash equivalents. The Company believes its cash and cash equivalents are sufficient to meet cash requirements for at least the next 12 months, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation and the other announced restructuring activities, and the increased working capital requirement to the extent the accounts receivable securitization is not extended past its current expiration date in January 2003. The liquidity discussion above does not contemplate the cash requirements for new restructuring initiatives that the Company is considering and it does not believe these actions will have an impact on its ability to meet cash requirements for the next 12 months.

LEGAL PROCEEDINGS

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, alleging patent infringement by 14 companies, including some of the Company's customers, for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. One of the Company's subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products. In connection with the Company's sale of its wireless LAN equipment business to Proxim, the Company and Proxim entered into a cross license which will result in the dismissal of the International Trade Commission proceeding against the Company's customers to the extent based on the use of the Company's products as well as the Delaware proceeding against Proxim.

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

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals will be adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2002, cannot be estimated.

17. SUBSEQUENT EVENTS

AMENDMENT OF MICROELECTRONICS PURCHASE AGREEMENT

    On July 17, 2002, the Company and Lucent amended the Microelectronics Purchase Agreement that governed the purchase by Lucent of Agere products. The parties entered into the amendment in light of the dramatic decline in demand for telecommunications products that has occurred since the parties entered into the original agreement and the Company's desire to maintain its relationship with Lucent. The amendment provides that:

     The term of the agreement is extended to September 30, 2006.

     For 'existing products,' Lucent has agreed that, as long as Agere's terms and products are competitive:

       -- During the current fiscal year, which ends on September 30, 2002, and each of the next four fiscal years, it will purchase from Agere 90% of its requirements for existing products.

       -- In the current fiscal year, it will purchase a minimum of $250 of existing products, if that amount is greater than 90% of its requirements for those products.

       -- Lucent will furnish to Agere all requests for quotations it distributes for existing products.

      'Existing products' are products of the kind currently being purchased by Lucent from Agere, as well as any next generation or successor products.

     For 'new products':

       -- Lucent will purchase from Agere at least 60% of the business covered by each request for quotation for new products, as long as Agere's terms and products are competitive.

       -- Lucent will pursue with Agere joint research and joint development projects that may lead to new products, as long as Agere is competitive on criteria established by Lucent.

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                      FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

      'New products' are products within Agere's served available market that are not existing products.

     Lucent's actual purchases for the contract year ended January 31, 2002, satisfy Lucent's purchase commitment under the agreement for that year.

     Lucent will assign to Agere a number of patents and intellectual property license agreements.

     Lucent will forgive specified amounts owed by Agere to Lucent under existing intellectual property license agreements.

     Lucent will provide Agere with the ability to terminate leases at Lucent's New Jersey locations earlier than contemplated by the original agreements.

CLOSING OF WIRELESS LAN EQUIPMENT BUSINESS SALE

    On August 5, 2002, the Company completed the sale of the wireless LAN equipment business to Proxim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2002 and 2001 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We are the world's leading provider of communications components. We deliver integrated circuits, optical components and subsystems that access, move and store information. Agere's integrated solutions form the building blocks for advanced wired, wireless and optical communications networks.

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

    The Client Systems segment consists of the remainder of our former Integrated Circuits segment and delivers integrated circuit solutions for a variety of end-user applications such as modems, Internet-enabled cellular terminals and hard-disk drives for computers as well as software, integrated circuits and network interface cards for wireless local area networking applications. Prior to the sale of our wireless local area network equipment business on August 5, 2002, this segment also sold complete wireless local area networking solutions.

    We reported a net loss of $332 million and $926 million for the three and nine months ended June 30, 2002, respectively, compared to a net loss of $1,110 million and $1,262 million for the three and nine months ended June 30, 2001, respectively.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. We had no material assets or activities as a separate corporate entity until the contribution to us by Lucent of its integrated circuits and optoelectronic components businesses. Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began the separation of our company by transferring to us all the assets and liabilities related to these businesses, other than the pension and postretirement assets and liabilities. In April 2001, we completed our initial public offering. Subsequent to our initial public offering, Lucent was our majority shareholder and owned 100% of our outstanding Class B common stock. On May 1, 2001, Lucent elected to convert 37 million shares of its Agere Class B common stock to Class A common stock. Following these transactions, Lucent owned approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors. On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders. Also in June 2002, Lucent transferred to us the pension and postretirement assets and liabilities related to our employees based on currently available census data. This census data is subject to revisions that may result in additional transfers to or from the Lucent plans. We anticipate finalizing the amounts to be transferred by June 2003.

As a result of this transfer, we have prepaid pension costs of $218 million and postretirement liabilities of $89 million at June 30, 2002.

    Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements that were derived from Lucent's financial records may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent's net investment in us is shown in lieu of stockholders' equity in our financial statements for periods prior to February 1, 2001. We began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred to us substantially all the assets and liabilities of our business. For periods prior to February 1, 2001, our financial statements include allocations of Lucent's expenses, including allocations for general corporate expenses, basic research, interest expense, pension and postretirement costs and income taxes.

OPERATING TRENDS

    During the third quarter of fiscal 2002, both the Client and Infrastructure segments experienced a 2% increase in revenues for the three months ended
June 30, 2002 compared to the three months ended March 31, 2002. We expect revenues to decrease moderately in our fourth fiscal quarter. However, our ability to forecast future results is limited due to continued demand uncertainty by our customers.

    Our costs consist primarily of manufacturing overhead, materials and labor. Similar to many other semiconductor manufacturers, we have relatively high fixed costs associated with our wafer manufacturing. As a result, our ability to reduce costs quickly in times of decreased demand is limited, which has an adverse effect on margins. Because we anticipated higher revenues as we entered both fiscal 2001 and 2002 than we actually experienced, our cost structure reflected manufacturing capacity and resources greater than those actually required for both fiscal years. In light of the lower revenues we have experienced in recent quarters, we have taken a number of steps to reduce our cost structure, including restructuring and consolidation activities and reductions in capital spending. We are in the process of evaluating new restructuring initiatives to help us achieve positive cash flow at lower revenue breakeven levels than planned for in previously announced restructuring plans. Although no plans have been approved, the additional actions could potentially impact staffing levels, product lines, capital expenditures, and manufacturing facilities and may require the use of cash to fully implement. Pending finalization of these further restructuring initiatives, we suspended construction related to our facilities consolidation in the manufacturing area of the Allentown facility in the beginning of August 2002.

RESTRUCTURING ACTIVITIES

    As a result of a significant decline in market demand since early calendar year 2001, we have announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a worldwide workforce reduction, rationalization of manufacturing capacity and other activities. We recorded net restructuring and related charges of $125 million and $216 million for the three and nine months ended June 30, 2002, respectively, classified within restructuring and separation -- net. These amounts are comprised of charges of $136 million and $313 million, offset by reversals of $11 million and $97 million, for the three and nine months ended June 30, 2002, respectively. We also recorded restructuring and related charges of $414 million and $426 million in the three and nine months ended June 30, 2001, respectively.

    During the third quarter of fiscal 2001, we announced a workforce reduction of 6,000 employees and asset impairment charges to resize the business consistent with the market environment. The workforce reduction spanned various business functions, operating units and geographic regions and included management and occupational employees.

    On December 5, 2001, we announced a workforce reduction of 950 positions, affecting primarily management positions within our product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania.

    On January 23, 2002, we announced plans to further improve our operating efficiency by consolidating our facilities including manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. Additionally, we announced we were seeking a buyer for our wafer fabrication operation in Orlando, Florida, although we currently intend to operate the facility at least through the end of fiscal 2004 if we are unable to sell the facility on acceptable terms. This site has approximately 1,100 employees.

    As part of our facilities consolidation, we also announced the move of a majority of our integrated circuits and optoelectronics operations from our sites in Reading and Breinigsville, Pennsylvania into our Allentown, Pennsylvania campus. In addition, the majority of our assembly and test operations located in these three sites are moving to our assembly and test facilities in Bangkok, Thailand; Matamoras, Mexico; and Singapore. Subsequently, we will discontinue operations at the Reading and Breinigsville facilities and will seek buyers for those properties.

    In addition to the announced plans, we have initiated actions to consolidate our California operations in Irwindale into our existing Alhambra campus and expect this to be substantially completed in the third quarter of fiscal year 2003.

THREE AND NINE MONTHS ENDED JUNE 30, 2002

    The following tables set forth our restructuring reserves as of June 30, 2002 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and nine months ended June 30, 2002:

                             MARCH 31,                     THREE MONTHS ENDED                      JUNE 30,
                               2002                           JUNE 30, 2002                          2002
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
                                                          (DOLLARS IN MILLIONS)
Workforce reduction......      $ 25            $ 88            $ --         $ (79)     $  (9)         $25
Rationalization of
  manufacturing capacity
  and other charges......        51              48             (11)           (7)       (25)          56
                               ----            ----            ----         -----      -----          ---
    Total................      $ 76            $136            $(11)        $ (86)     $ (34)         $81
                               ----            ----            ----         -----      -----          ---
                               ----            ----            ----         -----      -----          ---

                          SEPTEMBER 30,                     NINE MONTHS ENDED                      JUNE 30,
                               2001                           JUNE 30, 2002                          2002
                          --------------   ---------------------------------------------------   -------------
                          RESTRUCTURING    RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE          CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------          ------         --------       -----     --------      -------
                                                         (DOLLARS IN MILLIONS)
Workforce reduction.....       $ 92            $144            $(20)        $(102)     $ (89)         $25
Rationalization of
  manufacturing capacity
  and other charges.....         79             169             (77)          (60)       (55)          56
                               ----            ----            ----         -----      -----          ---
    Total...............       $171            $313            $(97)        $(162)     $(144)         $81
                               ----            ----            ----         -----      -----          ---
                               ----            ----            ----         -----      -----          ---

  Worldwide Workforce Reduction

    During the three and nine months ended June 30, 2002, we recorded restructuring charges of $88 million and $144 million relating to workforce reductions of approximately 790 and 1990 employees, respectively. Of the total workforce reduction charges for the three and nine months ended June 30, 2002, $79 million and $102 million, respectively, represent non-cash charges for termination benefits to certain U. S. employees, including occupational employees covered under the terms of a collective bargaining agreement who voluntarily and irrevocably accepted an enhanced termination benefit package that we offered. Of these non-cash charges for the nine months ended June 30, 2002, $15 represents payments that will be paid from Lucent's pension assets while the remaining balance of $87 represents payments subsequent to June 1, 2002 that will be paid from our pension assets.

    In the first nine months of fiscal 2002, we recorded a $20 million reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. Our collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. There were no reversals associated with workforce reductions for the three months ended June 30, 2002.

    We completed the workforce reductions announced in fiscal 2001 with approximately 6,000 employees taken off-roll as of March 31, 2002 and have separated approximately 700 employees as of June 30, 2002 from initiatives announced in the current fiscal year. Approximately 145 employees are scheduled to go off-roll in the fourth quarter of fiscal 2002 and approximately 565 additional employees are expected to be off-roll by September 2003. However, due to current market conditions we are currently evaluating additional cost reduction initiatives that may result in increases to the number of employees to be affected by workforce reductions as well as the timing of those reductions.

  Rationalization of Manufacturing Capacity and Other Charges

    We recorded restructuring and related charges of $48 million and $169 million for the three and nine months ended June 30, 2002, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. Of the charges recorded for the third quarter of fiscal 2002, $12 million was for asset impairments, $20 million for facility closings, $2 million for accelerated depreciation and $14 million for other related costs. The charges recognized for the nine months ended June 30, 2002 included $81 million related to asset impairments, $60 million for facility closings, $9 million for contract terminations, $3 million for accelerated depreciation and $16 million of other related costs. The accelerated depreciation charges were recognized due to the shortening of estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs are for the implementation and integration of the initiatives and include costs for the relocation and training of employees and relocation of equipment.

    The asset impairment charges of $12 million for the third quarter of fiscal 2002 resulted from the abandonment of certain research and development assets associated with the initiative announced on January 23, 2002 to consolidate research and development operations located in New Jersey. The asset impairment charges of $81 million for the nine months ended June 30, 2002 includes $33 million for the impairment of assets under construction that had not been placed into service associated with the facilities consolidation initiative announced on January 23, 2002 to move the majority of the our operations in Reading and Breinigsville, Pa. to our Allentown, Pa. campus. The remaining asset impairment charges of $36 million for the nine months ended June 30, 2002 related to property, plant and equipment associated with earlier restructuring initiatives for the rationalization of underutilized manufacturing facilities and other activities. All affected assets were classified as held for disposal and depreciation was suspended. These non-cash impairment charges represent the write-down to fair value, less costs to sell, of property, plant and equipment that were removed from operations.

    The facility closing charges of $20 million for the third quarter of fiscal 2002 consist of $10 million due to lease termination fees and facility restoration costs primarily associated with the consolidation of the California operations and $10 million for facility restoration costs associated with the consolidation of the Pennsylvania and New Jersey facilities. In addition, the facility closing charges for the nine months ended June 30, 2002 also include $40 million consisting principally of a non-cash charge of $35 million for the realization of the cumulative translation adjustment resulting from our decision to substantially liquidate our investment in the legal entity associated with our Madrid, Spain manufacturing operations. The $5 million balance of the charges for the nine months ended June 30, 2002 related to the facility closings is primarily for lease terminations, non-cancelable leases and facility restoration costs.

    We recorded restructuring charge reversals of $11 million and $77 million for the three and nine months ended June 30, 2002, respectively. The $11 million reversal during the third quarter of fiscal 2002 resulted from adjustments to estimates of $7 million for asset impairments and $4 million for facility lease terminations and facility restoration. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions. The facility lease and restoration reversals resulted from favorable lease termination negotiations and lower facility restoration costs than previously reserved. In addition, the restructuring charge reversals for the nine months ended June 30, 2002 also include adjustments to estimates of $52 million for asset impairments, of which $35 million is due to receiving more proceeds than originally anticipated from the sale of assets including $25 million from the sale of assets associated with our Madrid, Spain facility. This adjustment also includes $17 million due to the redeployment of assets, of which $5 million was associated with our Pennsylvania and New Jersey facilities consolidation initiative. The $14 million balance of the reversals consists of $6 million for contract terminations, $6 million for a reserve deemed no longer necessary, and $2 million for lease terminations associated with the Pennsylvania and New Jersey facilities consolidation initiative.

  Restructuring Reserve Balances as of June 30, 2002

    We anticipate that the majority of the $25 million restructuring reserve as of June 30, 2002, relating to workforce reductions, will be paid by the end of the second quarter of fiscal 2003. We also anticipate that the restructuring reserve balance of $56 million as of June 30, 2002, relating to the rationalization of manufacturing capacity and other charges, will be paid as follows: the majority of the contract terminations of $22 million will be paid by the end of the second quarter of fiscal 2003; facility termination fees and non-cancelable lease obligations of $13 million, due to consolidation of facilities, will be paid over the respective lease terms through fiscal 2005; and the majority of facility restoration costs of $21 million will be paid by the end of calendar year 2002. These cash outlays will be funded through cash on hand.

    Excluding the facilities consolidation initiative announced on January 23, 2002 which is discussed in greater detail below, future annualized pre-tax savings are estimated to be approximately $600 million, of which approximately $120 million is associated with reduced depreciation and $480 million is cash savings resulting from lower employee costs and reduced costs associated with contract and facility lease obligations. The full impact of these savings were reflected in the third quarter of fiscal 2002 and were approximately $150 million. We estimate that approximately 75% of these savings were reflected in gross margin with the remaining 25% reflected in operating expenses.

THREE AND NINE MONTHS ENDED JUNE 30, 2001

    The following tables set forth our restructuring reserves as of June 30, 2001 and reflect the activity related to the worldwide workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for the three and nine months ended June 30, 2001:

                             MARCH 31,                     THREE MONTHS ENDED                      JUNE 30,
                               2001                           JUNE 30, 2001                          2001
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
                                                          (DOLLARS IN MILLIONS)
Workforce reduction......     $--              $ 93           $--           $ (11)      $(18)        $ 64
Rationalization of
  manufacturing capacity
  and other charges......        12             321            --            (255)        (1)          77
                               ----            ----            ----         -----       ----         ----
    Total................      $ 12            $414            $--           $(266)      $(19)        $141
                               ----            ----            ----         -----       ----         ----
                               ----            ----            ----         -----       ----         ----

                          SEPTEMBER 30,                     NINE MONTHS ENDED                      JUNE 30,
                               2000                           JUNE 30, 2001                          2001
                          --------------   ---------------------------------------------------   -------------
                          RESTRUCTURING    RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                             RESERVE          CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                             -------          ------         --------       -----     --------      -------
                                                         (DOLLARS IN MILLIONS)
Workforce reduction.....     $--               $ 93           $--           $ (11)      $(18)        $ 64
Rationalization of
  manufacturing capacity
  and other charges.....      --                333            --            (255)        (1)          77
                              ----             ----           ----          -----       ----         ----
    Total...............     $--               $426           $--           $(266)      $(19)        $141
                              ----             ----           ----          -----       ----         ----
                              ----             ----           ----          -----       ----         ----

  Worldwide Workforce Reduction

    We recorded restructuring charges of $93 million for the three and nine months ended June 30, 2001, related to approximately 1,000 employees impacted by the discontinuance of our chip fabrication operations in Madrid, Spain and approximately 2,000 employees associated with the third quarter restructuring initiative in fiscal 2001 that were taken off-roll as of June 30, 2001. Of this charge, $11 million represented termination benefits to certain US management employees that were funded through Lucent's pension assets.

  Rationalization of Manufacturing Capacity and Other Charges

    We recorded restructuring charges of $321 million and $333 million for the three and nine months ended June 30, 2001, respectively, relating to the rationalization of under-utilized manufacturing facilities and other activities. As part of these efforts we discontinued operations at our Madrid, Spain chip fabrication plant and rationalized under-utilized manufacturing capacity at our facilities in Orlando, Florida, and Allentown, Breinigsville and Reading, Pennsylvania. In addition, we have been consolidating several satellite-manufacturing sites as well as leased corporate offices. The restructuring charges include $26 million for the three and nine months ended June 30, 2001, related to facility closings, primarily for lease terminations and non-cancelable lease costs. They also include an asset impairment charge of $249 million for the three and nine months ended June 30, 2001, related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities The remaining charges of $46 million and $58 million for the three and nine months ended June 30, 2001, respectively, are related primarily to contract terminations.

FACILITIES CONSOLIDATION

    In addition to the charges we recorded as restructuring expenses related to our January 23, 2002 announcement concerning our facilities consolidation, we also recorded approximately $56 million and $73 million of charges within gross margin for the three and nine months ended June 30, 2002, respectively, of which $22 million and $37 million, respectively, resulted from accelerated depreciation. This accelerated depreciation charge is due to the shortening of estimated useful lives of certain assets in connection with the planned manufacturing facility closings.

    At that time of the announcement, we expected to incur total cash expenditures of approximately $250 million to $350 million associated with the moving of operations and the consolidating of manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. Also anticipated were additional non-cash impacts associated with accelerated depreciation and asset impairments related to the property, plant and equipment located at Breinigsville and Reading, which had a combined net book value of approximately $400 million as of June 30, 2002. We are determining which of these assets will be transferred to other locations, temporarily remain in service until the completion of the facilities consolidation, or be removed from service and disposed of by sale or abandonment. We are in the process of evaluating new restructuring initiatives to reduce our revenue breakeven levels further than anticipated in the previously announced restructuring initiatives. Although no plans have been approved, the additional actions could potentially impact staffing levels, product lines, capital expenditures, and manufacturing facilities. Pending finalization of these further restructuring initiatives, we suspended construction related to our facilities consolidation in the manufacturing area of the Allentown facility in the beginning of August 2002, which may impact the timing and amount of the cash and non-cash expenses related to the facilities consolidation.

    Through the consolidation of operations in Pennsylvania and New Jersey, we are reducing our square footage in the two states by about two million square feet, or approximately 50 percent, significantly lowering costs. We expect to realize approximately $100 million annually in cash savings from these actions, commencing in the first quarter of fiscal 2003, driven primarily by a reduction in rent and building infrastructure costs.

SEPARATION EXPENSES

    We incurred costs, fees and expenses relating to the separation. These fees and expenses were primarily related to legal separation matters, designing and constructing our computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. For the three and nine months ended June 30, 2002 we incurred separation expenses of $2 million and $7 million, respectively, compared to $48 million and $83 million, respectively, in the corresponding prior year period. As we incurred the majority of the necessary expenses related to our separation from Lucent in fiscal 2001 we would expect these expenses to be substantially lower in fiscal 2002.

INVENTORY PROVISION

    We recorded inventory provisions, classified within costs, of $2 million and $279 million for the three months ended June 30, 2002 and 2001, respectively, and $68 million and $353 million for the nine months ended June 30, 2002 and 2001, respectively. The inventory provisions were calculated in accordance with our inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels. Inventory that is determined to be excessive or obsolete is generally disposed of for little or no recoverable value. There are generally no alternative uses for such inventory.

    We experienced significant revenue growth over the five years ending September 30, 2000, and this pattern of growth continued through the first quarter of fiscal 2001. In the second quarter of fiscal 2001, we noted softness in customers' demand. However, we did not believe this to be other than temporary, given the recent history of growth. Our belief that the weakness in demand was temporary was supported by the observation that customers were delaying orders to later periods rather than canceling them, and third-party market projections indicating that there could be a rebound in demand in the following months. During the third quarter of fiscal 2001, the decline in the market accelerated. Our customers provided evidence of a longer lasting market decline, both through canceled orders and through direct communications with us. Given our forecast of continuing reductions for future demand, the majority of the fiscal 2001 inventory charge was recorded in the third quarter.

IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    We review our long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions are evaluated for impairment in the period in which we become aware of events or occurrences that indicate an impairment may exist. These assessments were performed as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which we operate. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for our products, as well as anticipated future demand. Discount rates used were based upon our weighted average cost of capital adjusted for business risks. These amounts are based on management's best estimate of future results. As a result of these assessments, we determined that an other than temporary impairment existed related to certain of our acquisitions. During the three and nine months ended June 30, 2001, we recorded a charge to reduce goodwill and other acquired intangibles of $27 million related to Enable Semiconductor, Inc., which was acquired in fiscal 1999. During the nine months ended June 30, 2002, we recorded a charge to reduce goodwill and other acquired intangibles of $176 million, consisting of $113 million and $63 million related to Ortel Corporation and Herrmann Technology, Inc., respectively, both of which we acquired in fiscal 2000. We recorded no charges to reduce goodwill or other acquired intangibles during the three months ended June 30, 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a 'critical accounting estimate' because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

    Goodwill and other acquired intangibles are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, product disposition, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of these assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. We believe our estimates of undiscounted and discounted future cash flows are critical accounting estimates because future cash flows are dependent upon many factors that are highly uncertain, including general economic trends, industry trends, and technological developments. It is reasonably likely that future cash flows associated with these assets may exceed or fall short of our current estimates, in which case a different amount for our goodwill and intangible assets and the related impairment charge would have resulted. If our actual cash flows exceed our estimates of future cash flows, there would be no change to our previously recognized impairment charge although it may indicate that the amount of the impairment was greater than needed for goodwill and other acquired intangible assets. If our actual cash flows are less than our estimates of future cash flows, we may need to recognize additional impairment in future periods, which would be limited to the carrying value of our goodwill and other acquired intangible assets which was $156 million at June 30, 2002.

    Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. We have impaired property, plant and equipment in connection with our restructuring initiatives for the rationalization of underutilized manufacturing facilities and other activities. These assets are classified as held for disposal and are written-down to fair value less costs to sell. We believe our estimate of fair value less costs to sell is a critical accounting estimate because the fair value or proceeds that we may ultimately receive in connection with the disposition of these assets is dependent upon many factors that are highly uncertain, including general economic and industry trends. It is reasonably likely that proceeds upon ultimate disposition of these assets may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over-value the related impairment charge.

    A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Commencing with the quarter ended June 30, 2001, we established a full valuation allowance against our U.S. net deferred tax assets because recent significant losses incurred, combined with the uncertainty of the timing of the recovery of the semiconductor industry, cause our long term financial forecast to have enough uncertainty that we do not meet the standard of 'more likely than not' that is required for measuring the likelihood of realization of net deferred tax assets. We believe our estimate of the value of our net deferred tax assets is a critical accounting estimate because it is dependent upon factors that are highly uncertain, including our ability to generate future taxable income. Given our lack of history as an independent company, recent losses, and other factors as discussed in 'Factors Affecting Our Future Performance', our estimate of the amount of taxable income we may generate in the future, as well as when we would generate that income, is highly uncertain and is reasonably likely to vary from our current estimate. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted to reduce only the amount of deferred tax assets that are more likely than not to be realized. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize the maximum benefit.

    Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                     THREE
                                                 MONTHS ENDED
                                                   JUNE 30,                 CHANGE
                                             ---------------------   ---------------------
                                               2002        2001          $           %
                                               ----        ----          -           -
                                                         (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems.................    $230        $592        $(362)      (61)%
    Client Systems.........................     330         335           (5)       (1)
                                               ----        ----        -----
        Total..............................    $560        $927        $(367)      (40)%
                                               ----        ----        -----
                                               ----        ----        -----

    Revenue. Revenue decreased 40% or $367 million, for the three months ended June 30, 2002, as compared to the same period in 2001, due primarily to volume decreases. The decrease of $362 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers, which drove volume decreases across the entire segment. These volume decreases were especially severe in optoelectronic products as revenues decreased 77% or $213 million, from $277 million in the prior year quarter to $64 million in the current quarter. The decrease of $5 million within the Client segment was driven primarily by price erosion across the entire segment, particularly in the wireless local area networking market, and volume decreases across the majority of the segment, except for the personal computer market which experienced volume growth primarily in hard-disk drive applications.

    Costs and Gross Margin. Costs decreased 48% or $465 million, from $962 million for the three months ended June 30, 2001 to $497 million for the three months ended June 30, 2002. Gross margin increased from (3.8)% in the prior year quarter to 11.3% in the current quarter, an increase of 15.1 percentage points. Gross margin for the Infrastructure segment increased slightly to (13.5)% in the current quarter from (14.0)% in the prior year quarter. This increase was due to $272 million of inventory provisions that were recorded in the prior year quarter compared with no provisions recorded in the current quarter. Excluding the effects of the inventory provision, the Infrastructure segment gross margin was significantly lower in the current quarter primarily due to excess manufacturing capacity and, to a much lesser extent, due to $57 million of facility consolidation and other restructuring related costs included in costs in the current quarter. The effects of the excess manufacturing capacity were lessened by the actions taken under our restructuring and cost saving initiatives. Gross margin for the Client segment increased to 28.5% in the current quarter from 14.3% in the prior year quarter primarily due to improved manufacturing capacity utilization and better expense management related to the actions taken under our restructuring and cost saving initiatives.

    Selling, General and Administrative. Selling, general and administrative expenses decreased 50% or $72 million, from $145 million in the three months ended June 30, 2001 to $73 million in the three months ended June 30, 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Research and Development. Research and development expenses decreased 24% or $53 million, from $217 million in the prior year quarter to $164 million in the current quarter. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Amortization of Goodwill and Other Acquired Intangibles. Amortization expense decreased 91% or $102 million from $112 million for the three months ended June 30, 2001 to $10 million for the three months ended June 30, 2002. The decrease is due to the impairment of goodwill and other acquired intangibles of $2,762 million that was recognized in the second half of fiscal 2001 and $176 million that was recognized in the second quarter of fiscal 2002. These impairments significantly reduced our goodwill and other acquired intangibles and therefore, our current period amortization.

    Restructuring and Separation -- Net. Net restructuring and separation expenses decreased 73% or $335 million to $127 million for the three months ended June 30, 2002 from $462 million for the three months ended June 30, 2001. Net restructuring and related expenses decreased 70% or $289 million to $125 million for the three months ended June 30, 2002 from $414 million for the three months ended June 30, 2001. Separation expenses decreased 96% or $46 million to $2 million in the current quarter from $48 million in the prior year quarter, as the separation was mostly completed in fiscal 2001.

    Impairment of Goodwill and Other Acquired Intangibles. During the three months ended June 30, 2001, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $27 million to reduce goodwill and other acquired intangibles related to our acquisition of Enable. No impairment charge was recorded during the three months ended June 30, 2002.

    Operating Loss. We reported an operating loss of $311 million for the three months ended June 30, 2002, an improvement of $687 million from an operating loss of $998 million reported for the three months ended June 30, 2001. This improvement reflects primarily an increase in gross profit, lower net restructuring and separation charges, expense reductions and lower amortization of goodwill and other acquired intangibles. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income
(loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and net restructuring and separation expenses, which is shown in the following table.

                                                     THREE
                                                 MONTHS ENDED
                                                   JUNE 30,                 CHANGE
                                             ---------------------   ---------------------
                                               2002        2001          $           %
                                               ----        ----          -           -
                                                         (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems.................    $(174)      $(337)      $163          48%
    Client Systems.........................    --            (60)        60         100
                                               -----       -----       ----
        Total..............................    $(174)      $(397)      $223          56%
                                               -----       -----       ----
                                               -----       -----       ----

    Other Income (Expense) -- Net. Other income (expense) -- net was $5 million of expense for the three months ended June 30, 2001 compared to income of $18 million for the same period in 2002. The change is primarily due to a $25 million decrease in impairments of non-consolidated investments, a $16 million increase in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd and the absence of foreign currency transaction losses in the current period, which amounted to $4 million in the prior year quarter, partially offset by a $32 million decrease in interest income as a result of lower cash balances.

    Interest Expense. Interest expense decreased $39 million to $23 million for the three months ended June 30, 2002 from $62 million in prior year period. This decrease is due to the repayments of amounts outstanding under our credit facility throughout fiscal 2002.

    Provision for Income Taxes. For the third quarter of fiscal 2002, we recorded a provision for income taxes of $16 million on a pre-tax loss of $316 million, yielding an effective tax rate of (4.8)%. This rate is higher than the U.S. statutory rate primarily due to the recording of a full valuation allowance of approximately $117 million against U.S. net deferred tax assets. For the third quarter of fiscal 2001, we recorded a provision for income taxes of $45 million on a pre-tax loss of $1,065 million, yielding an effective tax rate of (4.2)%. This rate is higher than the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $364 million against U.S. net deferred tax assets and non-tax deductible goodwill amortization.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                     NINE
                                                 MONTHS ENDED
                                                   JUNE 30,                 CHANGE
                                             ---------------------   ---------------------
                                               2002        2001          $           %
                                               ----        ----          -           -
                                                         (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems.................   $  719      $2,376      $(1,657)     (70)%
    Client Systems.........................      929       1,104         (175)     (16)
                                              ------      ------      -------
        Total..............................   $1,648      $3,480      $(1,832)     (53)%
                                              ------      ------      -------
                                              ------      ------      -------

    Revenue. Revenue decreased 53% or $1,832 million, for the nine months ended June 30, 2002 as compared to the same period in 2001, due primarily to volume decreases. The decrease of $1,657 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers, which drove volume decreases across the entire segment. These volume decreases were especially severe in optoelectronic products as revenues decreased 79% or $858 million from $1,080 million in the prior year period to $222 million in the current period. The decrease of $175 million within the Client segment was driven by price erosion across the entire segment, particularly in the wireless local area networking market, and volume decreases across the majority of the segment, except for the personal computer market which experienced volume growth primarily in hard-disk drive applications.

    Costs and Gross Margin. Costs decreased 39% or $978 million, from $2,494 million for the nine months ended June 30, 2001 to $1,516 million for the nine months ended June 30, 2002. Gross margin decreased from 28.3% for the nine months ended June 30, 2001 to 8.0% for the nine months ended June 30, 2002, a decrease of 20.3 percentage points. Gross margin for the Infrastructure segment decreased to (10.8)% in the current period from 30.2% in the prior year period. The decrease was principally due to excess manufacturing capacity as a result of the decline in sales volume, which was partially offset by lower inventory provisions of $261 million. Gross margin for the Client segment declined to 22.6% in the current period from 24.4% in the prior year period. This decline was primarily due to lower manufacturing capacity utilization as a result of the decline in sales volume. The magnitude of the excess manufacturing capacity in each segment was lessened by the actions taken under our restructuring and cost saving initiatives.

    Selling, General and Administrative. Selling, general and administrative expenses decreased 43% or $209 million, from $481 million in the nine months ended June 30, 2001, to $272 million in the same period in 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Research and Development. Research and development expenses decreased 28% or $213 million, from $754 million in the nine months ended June 30, 2001 to $541 million in the same period in 2002. The decrease was primarily due to savings realized from our restructuring and cost saving initiatives.

    Amortization of Goodwill and Other Acquired Intangibles. Amortization expense decreased 86% or $288 million from $335 million for the nine months ended June 30, 2001 to $47 million for the nine months ended June 30, 2002. The decrease is due to the impairment of goodwill and other acquired intangibles of $2,762 million that was recognized in the second half of fiscal 2001 and $176 million that was recognized in the second quarter of fiscal 2002. These impairments significantly reduced our goodwill and other acquired intangibles and therefore, our current period amortization.

    Restructuring and Separation -- Net. Net restructuring and separation expenses decreased 56% or $286 million to $223 million for the nine months ended June 30, 2002 from $509 million for the nine months ended June 30, 2001. Net restructuring and related expenses decreased 49% or $210 million to $216 million for the nine months ended June 30, 2002 from $426 million for the nine months ended June 30, 2001. Separation expenses decreased 92% or $76 million to $7 million in the current period from $83 million in the prior year period, as the separation was mostly completed in fiscal 2001.

    Impairment of Goodwill and Other Acquired Intangibles. During the nine months ended June 30, 2002, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $176 million to reduce goodwill and other acquired intangibles, consisting of $113 million and $63 million related to the acquisitions of Ortel and Herrmann, respectively. During the nine months ended June 30, 2001, we determined that an other than temporary impairment of goodwill and other acquired intangibles existed and recorded a charge of $27 million to reduce goodwill and other acquired intangibles related to our acquisition of Enable.

    Operating Loss. We reported an operating loss of $1,127 million for the nine months ended June 30, 2002 compared to an operating loss of $1,120 million reported for the nine months ended June 30, 2001. This slightly wider loss was caused by a decrease in gross profit and an increase in impairment of goodwill and other acquired intangibles, which were partially offset by lower net restructuring and separation charges, expense reductions and lower amortization of goodwill and other acquired intangibles. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, the impairment of goodwill and other acquired intangibles, and net restructuring and separation expenses, which is shown in the following table.

                                                      NINE
                                                  MONTHS ENDED
                                                    JUNE 30,                CHANGE
                                              --------------------   ---------------------
                                                2002        2001         $           %
                                                ----        ----         -           -
                                                         (DOLLARS IN MILLIONS)
Operating Segment:
    Infrastructure Systems..................    $(563)     $(124)      $(439)       N/M
    Client Systems..........................     (118)      (125)          7         6%
                                                -----      -----       -----
        Total...............................    $(681)     $(249)      $(432)       N/M
                                                -----      -----       -----
                                                -----      -----       -----

---------

N/M = Not meaningful

    Other Income (Expense) -- Net. Other income (expense) -- net increased $321 million, from $32 million of income for the nine months ended June 30, 2001 to $353 million of income for the same period in 2002. The increase was primarily due to the $243 million gain recognized on the sale of our FPGA business to Lattice Semiconductor, gains of $41 million from sales of investments in the current period and a $25 million decrease in losses related to the impairment of non-consolidated investments.

    Interest Expense. Interest expense remained flat at $96 million for both the nine months ended June 30, 2002 and 2001. During the nine months ended June 30, 2002, our interest expense is principally related to the credit facility, which we have significantly reduced during the current period. During the nine months ended June 30, 2001, our interest expense primarily reflects four months of allocations from Lucent and one quarter of interest on the $2,500 million credit facility we assumed from Lucent on April 2, 2001.

    Provision for Income Taxes. For the first nine months of fiscal 2002, we recorded a provision for income taxes of $56 million on a pre-tax loss of $870 million, yielding an effective tax rate of (6.4)%. This rate is higher than the U.S. statutory rate primarily due to the recording of a full valuation allowance of approximately $313 million against U.S. net deferred tax assets. For the first nine months of fiscal 2001, we recorded a provision for income taxes of $74 million on a pre-tax loss of $1,184 million, yielding an effective tax rate of (6.3)%. This rate is higher than the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $364 million for U.S. net deferred tax assets, non-tax deductible goodwill amortization and separation costs.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, our cash in excess of short-term debt was $767 million, which reflects $1,167 million in cash and cash equivalents less $222 million of short-term debt under our credit facility, $163 million of borrowings under our accounts receivable securitization facility and $15 million from the current portion of our capitalized lease obligations.

    Net cash used in operating activities was $521 million for the nine months ended June 30, 2002, compared with $301 million of net cash provided by operating activities for the nine months ended June 30, 2001. Although cash used for costs and operating expenses decreased compared to the same period last year, an industry downturn led to a much greater drop in sales resulting in a decrease of cash inflows. This caused the $822 million deterioration in cash from operations.

    Net cash provided by investing activities was $279 million for the nine months ended June 30, 2002 compared with cash used in investing activities of $635 million for the nine months ended June 30, 2001. The increase in cash flow from investing activities is primarily due to proceeds of $250 million from the sale of the FPGA business, proceeds of $124 million from the sale of property, plant and equipment, proceeds of $55 million from the sale of investments and a reduced level of capital expenditures in the current period. Capital expenditures decreased $482 million to

$150 million for the nine months ended June 30, 2002, from $632 million for the nine months ended June 30, 2001. We are seeking to limit our capital expenditures principally to projects critical to winning new business, keeping customer commitments and the completion of a new office facility adjacent to our existing Allentown facility.

    Net cash used in financing activities was $1,744 million for the nine months ended June 30, 2002, compared with cash provided by financing activities of $3,596 million for the nine months ended June 30, 2001. The current period reflects the repayment of $2,278 million under our credit facility, offset in part by net proceeds of $396 million from the issuance of convertible notes and $163 million in borrowings under our accounts receivable securitization facility. The prior year period includes $3,434 million of proceeds from the sale of common stock in our initial public offering.

    The $2,500 million credit facility that we assumed from Lucent at the time of our initial public offering was a 364-day facility that was to mature on February 21, 2002. On October 4, 2001, this credit facility was amended. In connection with the amendment, we repaid $1,000 million, thereby reducing the facility to $1,500 million. We also paid $21 million in fees in connection with the amendment, which we are amortizing over the life of the facility. The facility is secured by our principal domestic assets other than the proceeds of our initial public offering and the receivables securing our accounts receivable securitization facility, which is described below. The maturity date of the facility was extended from February 22, 2002 to September 30, 2002. In addition, if we raise at least $500 million in equity or debt capital markets transactions before September 30, 2002, the maturity date of the facility will be extended to September 30, 2004, with the facility required to be reduced $500 million on September 30, 2003. As of June 30, 2002, we have raised $410 million of the $500 million through the sale of convertible subordinated notes, as discussed below. The credit facility debt is not convertible into any other securities of the Company.

    The interest rate applicable to borrowings under the facility is based on a scale indexed to our credit rating. Our credit ratings have declined from BBB - from Standard & Poor's and Baa3 from Moody's at the time of our initial public offering to BB - with a negative outlook from Standard & Poor's and Ba3 with a negative outlook from Moody's as of June 30, 2002. Based on these ratings, the interest rate for borrowings under the facility is the applicable LIBOR rate plus 400 basis points. Unless our credit ratings change, this rate will remain in effect for the life of the facility. Any further decline in our credit rating would increase the annual interest rate under the facility by 25 basis points, which would increase our annual interest expense by approximately $0.6 million, assuming $222 million was outstanding. As of June 30, 2002, the outstanding balance of $222 million is a term loan. We also have access to an additional $500 million under an undrawn revolving credit facility that is part of the credit facility, which if not extended will expire on September 30, 2002. Based on our current credit ratings, there is an annual charge of 75 basis points on the undrawn portion of the revolving credit facility. The only periodic debt service obligation under the amended credit facility is to make quarterly interest payments.

    Under the agreement, we must use 100% (50% if the size of the facility is $500 million or less) of the net cash proceeds of liquidity raising transactions to reduce the size of the facility. Liquidity raising transactions are dispositions of assets (other than sales of inventory and disposals of excess or obsolete property in the ordinary course of business) including, among other things, receivables securitizations and sale-leaseback transactions, in each case outside the ordinary course of business. The agreement also provides that 50% of the net cash proceeds of the first $500 million and 75% (50% if the size of the facility is $500 million or less) of the net cash proceeds greater than $500 million from most sales of debt or equity securities in public or private transactions be applied to reduce the credit facility. Notwithstanding the foregoing, we must apply 100% of net cash proceeds over $1,000 million from the issuance of debt securities that are secured equally with the credit facility to reduce the size of the credit facility.

    On January 18, 2002, we completed the sale of certain assets and liabilities related to our FPGA business to Lattice Semiconductor Corporation for $250 million in cash. The net cash proceeds from the sale were used to repay amounts outstanding under our credit facility. We believe that the sale of the FPGA business will not have a material impact on our future results of operations.

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. As part of the transaction, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement expires on January 21, 2003. As of June 30, 2002, $163 million was outstanding under this agreement. This amount of proceeds from borrowings under the agreement was used to repay amounts outstanding under our credit facility.

    On June 19, 2002, we issued $410 million of 6.5% Convertible Subordinated Notes due December 15, 2009. We received net proceeds of $396 million in connection with this offering. Of the net proceeds, $198 million was used to pay outstanding amounts under the credit facility. The remainder of the net proceeds were used for general corporate purposes. Interest on the Notes will accrue at the rate of 6.5% per annum and will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. The Notes can be converted into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in the Company, we may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to date.

    During the nine months ended June 30, 2002, we reduced the amount outstanding under our facility by $1,278 million to $222 million at June 30, 2002. The amounts used to make these repayments come from the following transactions: $509 million from existing cash on hand, $198 million from our convertible subordinated notes offering, $250 million from the sale of our FPGA business, $163 million from our accounts receivable securitization, $67 million from the sale of our manufacturing facility and related equipment located in Spain, $55 million from the sale of investments, and $36 million from sale-leaseback and various other transactions.

    On August 5, 2002, we sold certain assets and liabilities of our 802.11 wireless local area network equipment business, including our ORiNOCO'r' product family, to Proxim Corporation for $65 million in cash. The net cash proceeds of $65 million were subsequently used to repay amounts outstanding under our credit facility.

    In addition, on June 24, 2002, we entered into an agreement to sell our analog line card business to Legerity, Inc. for $70 million in cash. We expect this transaction to close in the fourth quarter of fiscal 2002, subject to customary closing conditions, and will use the net cash proceeds to repay amounts outstanding under our credit facility.

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

    As a result of a significant decline in market demand for telecommunications infrastructure products, we have been experiencing losses and have been using cash in our operations for several quarters. In response to market conditions, we have announced a number of restructuring and consolidation actions to reduce our losses.

    On January 23, 2002, we announced plans to consolidate manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. We also planned to discontinue operations and seek buyers for our Reading and Breinigsville facilities. At the time of the announcement, the consolidation was expected to be substantially complete within eighteen months. We also anticipated the cash required for this consolidation to be between $250 million and $350 million. However, in the beginning of August 2002, we suspended construction related to our facilities consolidation in the manufacturing area of our Allentown facility while we are considering new actions that may impact the timing and amount of the cash requirements related to the facilities consolidation. We are also in the process of evaluating new restructuring initiatives that may require the use of cash, although no plans have been approved.

    Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents are sufficient to meet cash requirements for at least the next 12 months, including repayment of borrowings under the credit facility if its maturity is not extended, the cash requirements of the facilities consolidation and the other announced restructuring activities, and the increased working capital requirement to the extent the accounts receivable securitization is not extended past its current expiration date in January 2003. In addition, we continue to seek other sources of financing to provide additional cash for use in the event that market conditions are worse than those contemplated in our plans. An extension of the credit facility, an extension of the accounts receivable securitization, any funds that we may receive as a result of the disposal of assets related to our facilities consolidation or any other financing transactions would further improve our liquidity. The liquidity discussion above does not contemplate the cash requirements for new restructuring initiatives that we are considering and we do not believe these actions will have an impact on our ability to meet our cash requirements for the next 12 months.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

    Our material contractual obligations and commitments include the Convertible Subordinated Notes, the credit facility and the accounts receivable securitization described above and leases, as well as the following commitments.

    In December 1997, we entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd, or SMP, with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the production output from this facility and Chartered Semiconductor has agreed to purchase the remaining 49% of the production output. If we fail to purchase the required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right to first refusal to purchase integrated circuits produced in excess of our requirements. The agreement may be terminated by either party upon two years' written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, we believe it is unlikely that we would have to pay any significant amounts for underutilization in the near future. However, if our purchases under this agreement are less than anticipated, our cash obligation to SMP may be significant.

    In July 2000, we and Chartered Semiconductor entered into an agreement committing both parties to jointly develop manufacturing technologies for future generations of integrated circuits targeted at high-growth communications markets. We originally agreed to invest up to $350 million over a five-year period. In June 2002, both parties amended the agreement to provide that Chartered Semiconductor will conduct all future development work. If requested by Chartered Semiconductor, we will provide consulting services on technical issues on mutually agreeable terms.

We have no further funding obligation under the agreement and do not believe any future commitments under the amended agreement will have a material impact on our financial position, results of operations or cash flows.

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

    Agere, Inc.'s in-process research and development projects were approximately 65% complete at the time of acquisition. The projects were expected to be completed in November 2000 after approximately two years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. Revenue attributable to the resulting products was estimated to be $21 million in fiscal 2001 and $65 million in fiscal 2002. Revenue was expected to peak in fiscal 2007 and decline thereafter through the end of the product's life, which was expected to be in fiscal 2009, as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 205% in fiscal 2002 to 5% in fiscal 2007 and be negative for the remainder of the projection period. At the acquisition date, costs to complete Agere's in-process research and development efforts were expected to total approximately $3.4 million. Projected future net cash flows attributable to Agere's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 30%.

    Agere, Inc.'s in-process research and development projects related to first generation network processors were completed in the fourth quarter of fiscal 2000. The second generation processors were completed in the first quarter of fiscal 2001. Actual costs related to completing these projects were $13 million. Actual revenues for fiscal 2001 were $4 million, consisting primarily of sales of development systems and models, which are used by customers for system evaluations and qualifications. Changing conditions in the targeted market areas for these network processors have led to a revised revenue forecast for these parts, which is lower than originally anticipated. Fiscal 2002 revenues are currently projected to be about $6.5 million, with long-term annual growth of 8%.

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

    Most of the 10G New Products were completed in fiscal 2001 as anticipated at a cost of $2 million. One product remains in development and is expected to be completed in the fourth quarter of fiscal 2002 at an estimated cost of $1 million. There were no revenues attributable to the 10G New Products in fiscal 2001. Management has revised its estimated revenue for fiscal 2002 to be less than $1 million with a long-term growth rate of 10%.

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

    The 10G OC-192 Receiver/Daytona Products were completed in fiscal 2001. Actual revenues in fiscal 2001 were $40 million and are currently projected to decrease to $6 million for fiscal 2002 with little to no growth thereafter. Actual project costs were materially consistent with management's original estimates.

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

    The 1550 Products had four distinct product lines. Of these product lines, one has been completed, one has been cancelled and two are still in-process. It is anticipated that the in-process research and development for the uncompleted projects will be finalized in the fourth quarter of fiscal 2002. Product development costs for the 1550 products since acquisition have been $1.5 million and it is anticipated that an additional $0.5 million will be incurred to complete the products. There were no revenues attributable to these products in fiscal 2001. We have lowered our estimate of revenues to be $2 million in fiscal 2002 with negative growth thereafter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets.' Statement 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. As a result, we will need to re-assess the classification and useful lives of our previously acquired goodwill and other intangible assets. Statement 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. We will adopt Statement 142 effective October 1, 2002 and do not expect that it will have a significant impact on our financial condition or results of operations.

    Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 143, 'Accounting for Asset Retirement Obligations.' Statement 143 provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with Statement 143, retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and subsequently depreciated over its remaining useful life. Changes in the liability resulting from the passage of time will be recognized as operating expense. We plan to adopt Statement 143 effective October 1, 2002 and are currently evaluating the potential effects of implementing this standard on our financial condition and results of operations.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Statement 144 supersedes Statement 121 and the accounting and reporting provisions for the disposal of a segment of business contained in Accounting Principles Board Opinion No. 30 'Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.' Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. We will adopt Statement 144 effective October 1, 2002 and do not expect it to have a material effect on our financial condition or results of operations.

    In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, 'Accounting for Exit or Disposal Activities.' Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for currently pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3. The scope of Statement 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. Statement 146 is effective for our exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently evaluating the timing of our adoption of this standard and the potential effects of its implementation on our financial condition and results of operations.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2002, cannot be estimated.

LEGAL PROCEEDINGS

    An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc., alleging patent infringement by 14 companies, including some of our customers, for wireless local area networking products. Proxim alleges infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. One of our subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim's wireless local area networking products. In connection with the sale of our wireless local area network equipment business to Proxim, both parties have entered into a cross license which will result in the dismissal of the International Trade Commission proceeding against our customers to the extent based on the use of our products as well as the Delaware proceeding against Proxim.

RISK MANAGEMENT

    We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. In addition, we enter into derivative financial instruments with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging the risks.

    We use foreign currency forward contracts, and may from time to time use foreign currency options, to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are entered into for recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

    Effective October 1, 2000, we adopted Statement 133, 'Accounting for Derivative Instruments and Hedging Activities,' and its corresponding amendments under Statement 138. The adoption of Statement 133 resulted in a cumulative effect of an increase in our net loss of $4 million, net of a tax benefit of $2 million for the three and nine months ended June 30, 2001. The increase in our net loss is primarily due to derivatives not designated as hedging instruments. The change in fair market value of derivative instruments was recorded in other income (expense) -- net and was not material for all periods presented.

    While we hedge certain foreign currency transactions, a decline in value of non-U.S. dollar currencies may adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

    As of June 30, 2002, we had $385 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may, from time to time, enter into interest rate swap agreements. There were no interest rate swap agreements in effect for the periods presented. As of June 30, 2002, a variation of 1% in the interest rate charged on our short-term debt would result in a change of approximately $4 million in annual interest expense.

EUROPEAN MONETARY UNION -- EURO

    Several member countries of the European Union have established fixed conversion rates between their sovereign currencies and the Euro, and have adopted the Euro as their new single legal currency. The legacy currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments were permitted to be made in the Euro. Beginning on January 1, 2002, the participating countries introduced Euro notes and coins. The participating countries withdrew all legacy currencies by February 28, 2002 and they are no longer available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. We continue to evaluate issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. We have not experienced and do not expect to experience a material adverse effect on our business or financial condition related to the Euro conversion.

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

RISKS RELATED TO OUR RECENT SEPARATION FROM LUCENT

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

     We are significantly limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences.

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

     Because we expect to continue to derive a majority of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, our revenue may fluctuate.

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

     Because our sales are concentrated on a few customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

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

RISKS RELATED TO OUR STOCK

     Because our common stock may be considered a technology stock, the market price and trading volume of our common stock may be volatile.

     Because our quarterly revenue and operating results are likely to vary significantly in future periods, our stock price may decline.

     Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be less than the market price of the Class B common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File no. 001-16397). See Item 2 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management' for additional details.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings'.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1  Indenture for $410,000,000 Convertible Subordinated Note
          (Filed herewith)
    10.2  Amendment to the Microelectronics Purchase Agreement
          (Incorporated by reference to exhibit 99.1 to our Form 8-K/A No. 1 filed July 19, 2002)
    10.3  Amended and Restated Employee Benefits Agreement
          (Incorporated by reference to exhibit 99.2 to our Form 8-K filed July 18, 2002)
    99.1  Certification of Chief Executive Officer pursuant to 18
          U.S.C. 1350 (Filed herewith)
    99.2  Certification of Chief Financial Officer pursuant to 18
          U.S.C. 1350 (Filed herewith)

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.

Date August 9, 2002                                             /s/ MARK T. GREENQUIST
                                                  ...................................................
                                                                  MARK T. GREENQUIST
                                                             EXECUTIVE VICE PRESIDENT AND
                                                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS NO.                          DESCRIPTION
------------                          -----------
    10.1      Indenture for $410,000,000 Convertible Subordinated Note
              (Filed herewith)
    10.2      Amendment to the Microelectronics Purchase Agreement
              (Incorporated by reference to exhibit 99.1 to our
              Form 8-K/A No. 1 filed July 19, 2002)
    10.3      Amended and Restated Employee Benefits Agreement
              (Incorporated by reference to exhibit 99.2 to our Form 8-K filed July 18, 2002)
    99.1      Certification of Chief Executive Officer pursuant to 18
              U.S.C. 1350 (Filed herewith)
    99.2      Certification of Chief Financial Officer pursuant to 18
              U.S.C. 1350 (Filed herewith)