Form 10-K
period 2002-09-30
AGERE SYSTEMS INC
filed 2002-12-12
CIK 1129446

As filed with the Securities and Exchange Commission on December 12, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 001-16397 Agere Systems Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3746606 (I.R.S. Employer Identification No.)

1110 American Parkway N.E. Allentown, Pennsylvania (Address of principal executive offices)	18109 (Zip Code)

Registrant’s telephone number, including area code: 610-712-6011 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes     |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes     |_| No

     The aggregate market value of voting common equity held by non-affiliates of the registrant as of December 1, 2002 was approximately $2.3 billion.

     As of December 1, 2002, 740,948,404 shares of Class A common stock and 907,995,677 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2003 annual meeting of stockholders.

Agere Systems Inc.
Form 10-K
For the Year Ended September 30, 2002

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. Agere disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Factors Affecting Our Future Performance” in Item 7.

PART I

Item 1. Business

General

     We design, develop and manufacture integrated circuits that access, move and store information in a broad range of computing and communications applications. We also offer related software and reference designs, as well as optoelectronic components for communications networks.

     Our business operations are organized into two market-focused groups, the Client Systems group, which serves the consumer communications market, and the Infrastructure Systems group, which serves the network equipment market. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property assigned to that segment.

     The Client Systems group delivers integrated circuits, software and reference designs for storage, personal computer connectivity and wireless data applications, including hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking. The Infrastructure Systems group delivers integrated circuit and optoelectronic solutions for multi-service networking to makers of high-speed communications systems, although we are exiting our optoelectronics business as described below.

     Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Reference designs are complete specifications for products that a customer can use to build an end product, including components, board layouts and software. By using a reference design, a customer can reduce the amount of product design it must perform and the amount of time to introduce a new product into the market. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks.

     Prior to October 1, 2001, our business was organized into integrated circuits and optoelectronics segments. We have restated our financial information for periods prior to October 1, 2001, to reflect our current segments.

     On August 14, 2002, we announced that we would exit our optoelectronics business. On October 21, 2002, we entered into an agreement to sell a substantial portion of our optoelectronics business to TriQuint Semiconductor, Inc. for $40 million in cash. We expect this sale to close in January 2003, subject to regulatory approval and other customary closing conditions. As part of the sale, we expect to transfer approximately 300 employees and two manufacturing facilities to TriQuint. We currently intend to sell or discontinue our remaining optoelectronics business, which provides components for cable television transmission systems.

     We sell our products primarily through our direct sales force, but we also utilize distributors. Of our total revenue of $2.2 billion in the fiscal year ended September 30, 2002, $1.3 billion, or 58%, was generated by our Client Systems segment and $918 million, or 42%, was generated by our Infrastructure Systems segment. In fiscal 2002, 31% of our revenue was generated in the United States and 69% internationally. Of our total revenue of $4.1 billion in the fiscal year ended September 30, 2001, $1.4 billion, or 34%, was generated by our Client Systems segment and $2.7 billion, or 66%, was generated by our Infrastructure Systems segment. In fiscal 2001, 45% of our revenue was generated in the United States and 55% internationally. See note 19 to our financial statements in Item 8 for additional information about our Client Systems and Infrastructure Systems segments.

     As of September 30, 2002, we had approximately 10,700 active employees worldwide. We have major research and development and manufacturing sites in the United States, Mexico, Singapore and Thailand.

     We were incorporated in Delaware in 2000 as part of Lucent Technologies Inc.’s plan to spin-off to its stockholders, its microelectronics business, which included its integrated circuits and optoelectronics divisions. Lucent completed our spin-off on June 1, 2002.

     We maintain an Internet website at http://www.agere.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Client Systems

     Through our Client Systems group, we offer integrated circuits, software and reference designs for a variety of consumer-purchased products such as hard disk drives, personal computers and cellular telephones.

     Many of our products convert analog signals into digital signals and vice versa. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1.

     Storage Products

     We sell integrated circuits for use in hard disk drives. Within the storage products area we sell read channels, disk controllers and pre-amplifiers, or preamps. Read channels convert an analog signal that is generated by reading the stored data on the hard disk into digital signals. Preamps are used to amplify the initial signal from the hard disk so the signal can be processed by the read channel. Together, these are key components that are critical to determining the overall performance of a hard disk drive. We also develop and sell disk drive controllers, which are used to control signal processing and communications functions within the disk drive. When a read channel and a disk controller are integrated into a single solution, this is referred to as a “system on a chip.” We design and sell hard disk drive systems on a chip to several leading disk drive manufacturers.

     Wireless Local Area Networking Products

     We sell integrated circuits and network access cards for wireless networks, along with associated software.

     Our network access cards primarily are used to connect computers, especially laptop computers, with wireless networks. Our customers can use our integrated circuits to build network access cards or other wireless local area networking equipment of their own design.

     Our wireless local area networking solutions currently support data transmission speeds of over 10 megabits per second, and we are developing higher speed products. We recently entered into an agreement with Infineon Technologies AG to jointly develop higher speed wireless local area networking products. These products will use components previously designed by us and by Infineon as well as components jointly designed by both companies.

     We sell our wireless local area networking products to personal computer manufacturers and wireless networking equipment manufacturers who integrate our products into their own products.

     In fiscal 2002, we sold our wireless local area networking equipment business to Proxim Corporation, retaining our integrated circuit, software and network access card business.

     Computing Connectivity Devices

     Modem Products. We sell integrated circuits and software for modem products primarily to leading manufacturers of personal computers, modems and other electronic equipment. We also offer integrated circuits and software for use in digital telephony products. Digital telephony products provide access to merged voice and data communications networks. We sell our digital telephony solutions to manufacturers of business telephone equipment.

     Input/Output Products. Input/output refers to the transfer of data within and between computers; peripheral equipment, such as printers, scanners and digital cameras; and data networks. We sell input/output products primarily to manufacturers of computers, peripheral equipment and communications equipment. A majority of our sales are customized solutions that combine our intellectual property with that of our customers in the design of our integrated circuits. Our products support Universal Serial Bus, or USB, and IEEE-1394 industry standards, which are both established connectivity and transmission standards.

     Mobile Terminal Devices

     We sell integrated circuits for use in digital mobile telephones, and other wireless data and voice communications products. We also offer supporting software as part of our comprehensive integrated circuit wireless product solutions. These solutions include:

•	digital signal processors for speech compression and encoding and transmission of voice and data;

•	conversion signal processors to convert signals between frequencies used in digital signal processors and frequencies used for radio transmission; and

•	software that controls the communication process.

     We also license hardware and software designs for mobile telephones that use our integrated circuits.

     Most of our mobile terminal products support General Packet Radio Service, or GPRS, and operate on the Global Systems for Mobile Communications, or GSM, standard. GPRS provides enhanced data transmission capabilities for GSM mobile phones.

Infrastructure Systems

     Through our Infrastructure Systems group, we offer solutions for high-speed communications systems that encompass integrated circuits, software and reference designs. Our products facilitate the transmission and switching of voice, video and data signals within communications networks, including optical, wireline and wireless networks. Our products are used primarily in the following types of equipment:

•	network communications equipment, which facilitate the transmission, switching and management of data and voice traffic within communications networks;

•	network access equipment, such as data communications equipment, which allow devices to connect with communications networks; and

•	wireless infrastructure equipment, such as cellular base stations, which transmit and receive data and voice communications through radio waves.

Our ongoing infrastructure systems product offerings support three primary applications:

•	networking;

•	processing, aggregation and switching; and

•	transport.

     We sell integrated circuit solutions that include physical layer devices, integrated circuits supporting SONET/SDH communication standards, multi-service switching fabrics and network processing devices and broadband access devices, each of which is described below.

     In addition, we currently sell optoelectronic components that are utilized in optical networks, although we are selling or exiting this business. Optical networks transmit information as pulses of light, or optical signals, through optical fibers, which are hair-thin glass strands. We primarily offer active optical components, including lasers, modulators, transmitters and amplifiers. An active component is a device that has both optical and electronic properties.

     Networking Devices

     The majority of our revenue from networking devices is derived from the sale of customized integrated circuits for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with our customers’ intellectual property to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

     Our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

     In fiscal 2002, we sold our field-programmable gate array, or FPGA, and field-programmable systems-on-a-chip, or FPSC, business to Lattice Semiconductor Corporation, and we sold our analog line card business to Legerity, Inc. The analog line card business provided integrated circuits to telecommunication equipment manufacturers for use in traditional voice telephone networks.

     Processing, Aggregation and Switching Devices

     Multi-Service Switching Fabrics and Network Processing Devices. Switching devices guide data to different local area networks and wide area networks based on the intended destination. Multi-service switching devices support the transmission of voice and video signals as well as data. We sell switch fabrics and programmable network processors to communications equipment manufacturers. A switch fabric directs the data within a switching device. A network processor is a component that controls how data is sent over a network or over a switch fabric such that the data retains its quality of service without interfering with other data traffic. We also offer supporting software with our switching products.

     We currently offer switching products for asynchronous transfer mode, or ATM, and Internet protocol, or IP. Asynchronous transfer mode and Internet protocol refer to different procedures for the formatting and timing of data transmission between two pieces of equipment. Our switching integrated solutions reduce the number of required integrated circuits needed in a switching device.

     Broadband Access Devices. Broadband is a general term that refers to high-speed data transmission. Our broadband access integrated circuits, or mappers, support data transport between central offices and enterprise sites by aggregation and termination. Aggregation refers to the combining of many low-speed, or tributary, data signals from enterprises into higher speed, or trunk, data signals for transmission to a central office. Termination refers to the separation of trunk data signals into lower-speed, tributary data signals.

     Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide which are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are widely used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service that transmit data at 1.5 megabits per second and 44.7 megabits per second, respectively. A megabit is a unit of measurement for data and is equal to approximately one million bits.

     Wireless Infrastructure Devices. We sell integrated circuit solutions used in wireless infrastructure products, which are primarily cellular base stations and cellular base transceiver stations. These devices include digital signal processors for speech compression and encoding and transmission of voice and data. We also are beginning to sample to some customers radio frequency devices to transmit signals.

     Transport Devices

     Physical Layer Devices. High-speed physical layer devices are key elements in the conversion between optical signals and electronic signals in communications networks. High-speed physical layer devices accept the output from an optical receiver and convert it into a digital data signal that can be used in communications switching and processing functions. Our products include integrated circuit components for physical layer devices that provide a complete product offering for transmission up to and including 10 gigabits per second.

     SONET/SDH Network Devices. Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and those lines into still higher speed lines. The SONET/ SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexor, or ADM. Add-drop multiplexors handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions, or framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within an optical network. A router is an interface, or link, between two networks.

     Optoelectronic Components

     We currently sell the optoelectronic components described below. We expect to transfer these product lines as part of the sale of a substantial portion of our optoelectronics business to TriQuint, except where noted.

     Lasers. We offer a variety of lasers for use in high-speed transport, metropolitan and submarine network applications. We also offer analog lasers for use in cable television applications. These lasers are not included in the TriQuint sale.

     Modulators. Our lithium niobate modulators are used in high-speed transport and metropolitan network applications, and our lithium niobate polarization controllers are used in high-speed transport network applications.

     Amplifiers. We offer erbium doped fiber amplifiers and Raman amplifiers in high-speed transport and metropolitan network applications.

     Transmitters, Receivers and Transceivers. We offer cooled laser transmitters for high-speed transport and metropolitan network applications, and tunable laser transmitters for high-speed transport network applications that are designed to enable flexible and reconfigurable optical networks. We offer uncooled laser transmitters for metropolitan network applications. Our positive intrinsic negative, or PIN, receivers are used for high-speed transport, metropolitan and cable television network applications. Our avalanche photo detector, or APD, receivers are used for high-speed transport and metropolitan network applications. We also offer combined transmitters and receivers, which are called transceivers. Analog receivers and transmitters related to cable television applications are not included in the sale to TriQuint.

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

Customers, Sales And Distribution

     Customers

     We have a globally diverse base of customers, consisting primarily of manufacturers of computer and communications equipment. We generally target as customers the leaders in the market segments in which our products are used as well as the companies we believe will be future leaders in these segments. In fiscal 2002, we sold our products directly to approximately 260 end customers and indirectly, through distributors, to approximately 800 end customers. For some end customers, we deliver the product to, and are paid by, a third party associated with the customer, such as their contract manufacturer. Our top 20 end customers in fiscal 2002, based on revenue, accounted for approximately 68% of our revenue and our top 10 end customers in fiscal 2002, based on revenue, accounted for approximately 53% of our revenue. Our top ten end customers in fiscal 2002 were:

Apple Computer, Inc. Avaya Inc. Cisco Systems, Inc. Hewlett Packard Lucent Technologies Inc.	Maxtor Corp. NEC Corporation Seagate Technology, Inc. Siemens AG Western Digital Corp.

     Our sales to Lucent represented 10%, 15% and 21% of our revenue in fiscal 2002, 2001 and 2000, respectively, and our sales to Maxtor represented 13% of our revenue in fiscal 2002. No other customer accounted for 10% or more of our revenue in fiscal 2002, 2001 or 2000.

     Sales and Distribution

     We have a worldwide sales organization with approximately 420 employees as of September 30, 2002, located in 9 domestic and 14 international sales offices. We sell our products globally primarily through our direct sales force. To complement our direct sales force, we also sell our products through distributors, which sales in fiscal 2002 represented approximately 10% of our revenue.

     We aim to have our customers incorporate our products into the end products they design and develop. Typically, manufacturers of computer and communications equipment conduct a competitive process to select suppliers for the parts that they will include in their end products. Our sales, marketing and technical personnel work with customers to demonstrate our products’ ability to satisfy any specific requirements. We call winning the competitive process a design win. A design win is important because it allows us to establish a long-term relationship with the customer, at least through the life-cycle of the product. We generally do not, however, enter into written agreements with our customers after achieving a design win. A customer could terminate its relationship with us or discontinue developing the product. Most of our revenue originates from sales that are the result of design wins.

     After we achieve a design win and negotiate the terms of the sale, we deliver our products to our end customers in a number of ways. Our end customers typically have us ship our products to their facilities directly. In some instances, however, our customer uses a contract manufacturer to manufacture and assemble their end product. When our product is being incorporated into an end product being manufactured by a contract manufacturer, we often ship our product directly to the contract manufacturer and receive payment from that contract manufacturer. To determine our sales to particular customers, however, we recognize this type of transaction as a sale to, and revenue from, the end customer. Sometimes a customer for whom we have achieved a design win will have us sell that product to a distributor or trading company from whom the customer then buys our product. We recognize these transactions as indirect sales.

Manufacturing

     Our operations support organization is responsible for the supply chain management and manufacturing activities of both integrated circuits devices and optoelectronics components. As of September 30, 2002, we had approximately 5,700 employees devoted to manufacturing and related support activities.

     Integrated Circuit Manufacturing

     We had 6 facilities located in 3 countries devoted to manufacturing integrated circuits as of September 30, 2002. These sites utilized approximately 2.3 million square feet of space dedicated to manufacturing. As of September 30, 2002, our company-owned and joint venture wafer fabrication operations were in the United States and Singapore, while our assembly and test operations were in the United States, Singapore and Thailand. Since January 2002, we have been consolidating our integrated circuit manufacturing operations and expect that by September 2003, all our manufacturing in the United States will be conducted at our facility in Orlando, Florida. We are seeking a buyer for that facility, but will continue to operate it at least through September 2004, as we reduce the amount of our owned manufacturing capacity to reduce our fixed costs. See note 5 to our financial statements in Item 8.

     We have a joint venture, called Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., that operates an integrated circuit manufacturing facility in Singapore. We have agreed to purchase 51% of the venture’s managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. Silicon Manufacturing Partners determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we do not purchase all the wafers allotted to us, we may be obligated to reimburse the joint venture for the portion of its fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. Chartered Semiconductor will also have the right of first refusal to the wafers produced in excess of our requirements. The joint venture agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement also may be terminated for material breach, bankruptcy or insolvency.

     Currently, we manufacture most of our integrated circuits in facilities that we either own or operate through a joint venture. We also have third-party manufacturing relationships to improve our manufacturing efficiency and flexibility and to allow us to focus on developing leading products. In the future, we expect to increase the amount of integrated circuits we buy at market prices, whether through our relationship with Chartered Semiconductor or other relationships.

     Optoelectronic Component Manufacturing

     We had six facilities located in the United States and one facility located in Mexico devoted to manufacturing optoelectronic components as of September 30, 2002. These sites utilized approximately 500,000 square feet. As part of the exit of our optoelectronics business we plan to sell or close all of our optoelectronics manufacturing facilities.

Competition

     We sell products designed for communications and computer equipment manufacturers. Our customers’ products are sold in market segments that are intensely competitive and characterized by:

•	rapid technological change;

•	evolving standards;

•	short product life cycles; and

•	price erosion.

     There are many competitors for our products. We expect the intensity of competition in the market segments we serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as our customers attempt to limit the number of suppliers from which they buy. Increased competition may result in price reductions, reduced revenues and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may be in the future, competitors of ours.

     Our primary competitors within our client product areas are listed in the table below.

Storage	Wireless Local Area Networking	Computing Connectivity	Mobile Terminals
Infineon Technologies AG	Broadcom Corp.	Broadcom Corp.	Koninklijke Philips Electronics AG

LSI Logic Corp.	Intersil Holding Corp.	Conexant Systems, Inc.	Motorola, Inc.

Marvell Communications Corp.	Texas Instruments Incorporated	Infineon Technologies AG	QUALCOMM Inc.

STMicroelectronics N.V.		Koninklijke Philips Electronics AG	Skyworks Solutions, Inc.

Texas Instruments Incorporated		Marvell Communications Corp.	STMicroelectronics N.V.

		PCTel, Inc.	Texas Instuments Incorporated

Our primary competitors within our infrastructure product areas are listed in the table below.

Networking	Processing, Aggregation And Switching	Transport
Broadcom Corp.	Applied Micro Circuits Corp.	Applied Micro Circuits Corp.

IBM Corp.	Conexant Systems, Inc.	Intel Corp.

Infineon Technologies AG	IBM Corp.	PMC-Sierra, Inc.

LSI Logic Corp.	Intel Corp.	Vitesse Semiconductor Corporation

Motorola, Inc.

Texas Instruments Incorporated

     Our competitive position varies depending on the market segment and product areas within these segments. For example, we are number one or two, based on revenue, in many of our product areas, including analog modems, baseband integrated circuits for wireless infrastructure, SONET/SDH integrated circuits and wired communications integrated circuits. However, our competitive position is not as strong in the wireless terminal and network processor product areas. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

     We believe competition in our industry is based on the following factors:

•	performance and reliability;

•	price;

•	compatibility of products with other products and communications standards used in communications networks;

•	product size;

•	ability to offer integrated solutions;

•	time to market;

•	breadth of product line;

•	logistics and planning systems; and

•	quality of manufacturing processes.

     While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, our broad product lines and our logistics and planning systems.

Research and development

     Our research and development personnel focus on product and manufacturing process development, which provides the technological basis for our commercial products, and on basic research, which helps provide the scientific advances which ultimately lead to new products and technology and manufacturing processes. As of September 30, 2002, our product and process development team was comprised of approximately 2,500 development engineers and scientists. Approximately 80 percent of these development engineers and scientists design and implement product solutions. The remaining 20 percent work primarily on design and manufacturing technology, such as the technology for system-on-a-chip and integrated circuit design methodology.

     In addition to our internal research and development team, we work closely with universities around the world and have entered into joint research and development initiatives with other companies.

     Our research and development expenditures were $693 million, $951 million and $827 million for fiscal 2002, 2001 and 2000, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Patents, Trademarks And Other Intellectual Property

     We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We have approximately 5,700 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

•	integrated circuit and optoelectronic manufacturing processes;

•	integrated circuits for use in products such as modems, digital signal processors, wireless communications, network processors and communication protocols; and

•	optoelectronic products including lasers, optical modulators, optical receivers and optical amplifiers.

     The patents described above include patents of all ages ranging from pending applications, which will have a duration of 20 years from their filing dates, through patents soon to expire.

     We indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the primary factor creating the customer’s infringement exposure. We generally exclude coverage where infringement arises out of the combination of our products with products of others.

     We expect to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

Government Regulation

     Many of our customers’ end products that include our products are subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties. We must design and manufacture our products to ensure that our customers are able to satisfy a variety of regulatory requirements and protocols established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, disk drives that include our integrated circuits need to satisfy Federal Communications Commission radio frequency emissions testing. Cellular base stations that include our integrated solutions must be qualified by the Federal Communications Commission that they meet radio frequency spectrum requirements. In addition, some of our equipment products, such as our wireless local area networking products, must be certified to electrical noise and communications standards compliance.

     Each country has different regulations and a different regulatory process. In order for our customers’ products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing may be required. The delays inherent in this regulatory approval process may force our customers to reschedule, postpone or cancel the incorporation of our products into their products, which may result in significant reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country by us or our customers. It also may require us to incur substantial costs to modify our products to aid our customers in complying with the regulations of that country.

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

     In addition, domestic and international authorities continue to regulate the allocation and auction of the radio frequency spectrum. These regulations have a direct impact on us because many of our customers’ licensed products can be marketed only if permitted by suitable frequency allocations, auctions and regulations. The implementation of these regulations may delay our end-users in deploying their systems, which could, in turn, lead to delays in orders of our products by our customers and end users. Further, when we license hardware and software designs for mobile telephones that use our integrated circuits, we work with our customers to help them achieve full certification approval for their mobile telephones, which is a prerequisite for them to be able to sell their mobile telephones.

Employees

     As of September 30, 2002, we employed approximately 10,700 active full-time employees, including approximately 8,000 management and non union-represented employees, and approximately 2,400 U.S. union-represented employees covered by collective bargaining agreements. In addition, approximately 75 employees were union-represented employees located in Mexico and covered by a collective bargaining agreement. We expect that the total number of employees will decline as we complete the exit of our optoelectronics business and our other restructuring activities.

     On May 31, 1998, Lucent entered into a collective bargaining agreement with the Communications Workers of America and a separate agreement with the International Brotherhood of Electrical Workers. In connection with our separation from Lucent, we have assumed the obligations under these agreements with respect to our U.S. union-represented employees. These agreements will be effective until May 31, 2003, unless the parties to each agreement reach a mutual agreement to amend the terms.

     All our unionized employees in Mexico are members of the Mexican National Union of Industrial Workers. We entered into a collective bargaining agreement with this union in January 2002. As is typical in Mexico, wages are renegotiated every year, while other terms and conditions of employment are renegotiated every two years. Our facility in Mexico is part of the business that we are selling to TriQuint.

     We believe that we generally have a good relationship with our employees and the unions that represent them. In the United States, we are subject from time to time to unfair labor charges filed by the unions with the National Labor Relations Board. If we are unsuccessful in resolving these charges, our operations may be disrupted or we may incur additional costs that may adversely affect our results of operations.

Backlog

     Our backlog, which represents the aggregate of the sales price of orders received from customers for delivery within six months, but not yet recognized as revenue, was approximately $379 million and $542 million on September 30, 2002 and September 30, 2001, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their order two or three times between initial order and delivery. Our customers’ frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, generally orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. For these reasons, we believe that our backlog at any given date may not be a reliable indicator of future revenues.

Environmental, Health And Safety Matters

     We are subject to a wide range of laws and regulations relating to protection of the environment and employee health and safety. Our manufacturing facilities have undergone regular internal audits relating to environmental, health and safety requirements. Most of those facilities also are regularly audited and certified by an independent and accredited third party registrar, such as Lloyd’s Register Quality Assurance, as conforming to the internationally recognized ISO 14001 standard relating to environmental management. In addition, our non-U.S. manufacturing facilities conform to BS 8800, the British standard for occupational health and safety management systems. Based upon these reviews, we believe that our manufacturing facilities are in substantial compliance with all applicable environmental, health and safety requirements.

     We are subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by us, or at sites where we may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. We are a potentially responsible party at numerous Superfund sites and sites otherwise requiring cleanup action. With some limited exceptions, under the agreement governing our separation from Lucent, we have assumed all environmental liabilities resulting from our businesses, which include liabilities for the costs associated with eight of these sites — five Superfund sites, two facilities formerly owned by Lucent and one of our current manufacturing facilities.

Item 2. Properties

     As of September 30, 2002, we operated 12 manufacturing facilities and three warehouse locations in the United States and four other countries. We also operated an additional 54 facilities, including research and development facilities and design centers. We operate facilities in a total of 18 countries. Our principal owned manufacturing facilities were located in the United States, Mexico, Singapore and Thailand. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore, which is predominantly used as a manufacturing site.

     Our facilities have an aggregate floor space of approximately 7.9 million square feet, of which approximately 5.5 million square feet is owned and approximately 2.4 million square feet is leased. Our lease terms range from monthly leases to 14 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

     During fiscal 2003, we expect to close or sell approximately seven manufacturing facilities and reduce our office space as we complete various elements of our restructuring and consolidation activities.

Item 3. Legal Proceedings

     The information required by this Item is included in Item 7 under the heading “Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of fiscal 2002, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

     Our executive officers as of December 1, 2002 were as follows:

Name	Age	Position
John T. Dickson	56	President, Chief Executive Officer

Ronald D. Black	38	Executive Vice President, Client Systems

Mark T. Greenquist	44	Executive Vice President and Chief Financial Officer

Peter Kelly	45	Executive Vice President, Operations

Sohail A. Khan	48	Executive Vice President, Infrastructure Systems

Ahmed Nawaz	53	Executive Vice President, Worldwide Sales

     John T. Dickson has been our President and Chief Executive Officer since August 2000. Previously, Mr. Dickson was Executive Vice President and Chief Executive Officer of Lucent’s Microelectronics and Communications Technologies Group since October 1999. He joined AT&T in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin-off in 1996, and was named Chief Operating Officer of Lucent’s Microelectronics Group in 1997. Before joining AT&T, Mr. Dickson was Chairman and Chief Executive Officer of Shographics from 1992 until 1993, was President and Chief Executive Officer of Headland Technology Incorporated from 1991 to 1992, held various management positions at ICL plc from 1983 until 1991 and held various management positions at Texas Instruments from 1969 until 1983. Mr. Dickson is currently a director of the Semiconductor Industry Association, or SIA, and Mettler-Toledo International Inc. and a member of the board of trustees of Lehigh Valley Health Network.

     Ronald D. Black has been our Executive Vice President, Client Systems since October 2001. Previously, Mr. Black had been Senior Vice President, Strategy and Business Development at Agere from March 2001 to October 2001. Before joining Agere, Mr. Black was Vice President and General Manager, Next-Generation Networks Business Unit of Gemplus from 1998 to 2001. Prior to Gemplus, Mr. Black was the General Manager of the Networking and Communications Systems Division of Motorola’s Semiconductor Products Sector.

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

     Peter Kelly has been our Executive Vice President, Operations since October 2001. Previously, Mr. Kelly had been Agere’s Vice President of Operations for Integrated Circuits from September 2000 to October 2001. Mr. Kelly joined Lucent Microelectronics in September 2000 from Fujitsu-ICL Systems Inc., a joint venture of ICL and Fujitsu, where he was Executive Vice President and Chief Operating Officer. Mr. Kelly had been with Fujitsu-ICL for six years.

     Sohail A. Khan has been our Executive Vice President, Infrastructure Systems since October 2001. Previously, Mr. Khan had been Executive Vice President of Integrated Circuits since March 2001. Mr. Khan was President of the Integrated Circuits business of Lucent’s Microelectronics and Communications Technologies Group from April 2000 to March 2001. Mr. Khan was the strategy and business development Vice President of Lucent’s Microelectronics and Communications Technologies Group from September 1996 to April 2000. From April 1996 to September 1996, Mr. Khan was Vice President of Marketing for MMC Networks, a developer and supplier of network processing platforms and services. Mr. Khan joined AT&T in 1990 as the director of marketing and applications engineering for the digital signal processing product line and moved to Lucent following its spin off in 1996. While at AT&T, he held a variety of positions, including Vice President and General Manager of the Wireless and Multimedia business unit of AT&T from February 1994 to April 1996.

     Ahmed Nawaz has been our Executive Vice President, Worldwide Sales since March 2001. Mr. Nawaz was President of Worldwide Sales, Strategy and Business Development of Lucent’s Microelectronics and Communications Technologies Group from April 2000 to March 2001. He joined AT&T in 1992 and moved to Lucent following its spin off in 1996. Mr. Nawaz was Vice President of Lucent’s Network Communications business unit from January 1996 to July 1998. While at AT&T, he was Vice President of the Applications business unit from 1994 to 1995. Prior to joining AT&T, Mr. Nawaz was at Texas Instruments, where he was responsible for the personal computer business unit from 1990 to 1992 and also held various marketing and product management positions.

     Officers are not elected for a fixed term of office but hold office until their successors have been elected.

     The other information required by this Item is incorporated herein by reference to the applicable information in the Proxy Statement for our 2003 annual meeting, including the information set forth under the caption “Election of Directors.”

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Price Range of Common Stock

     Our Class A common stock trades on the New York Stock Exchange under the symbol “AGR.A”. The high and low sale prices for our Class A common stock for each quarter since our initial public offering on March 27, 2001 are set forth below, as reported in the consolidated transaction reporting system:

Fiscal 2001	High	Low

Quarter Ended March 31, 2001	$6.23	$6.01
(trading began March 28, 2001)

Quarter Ended June 30, 2001	$9.50	$4.10

Quarter Ended September 30, 2001	$7.50	$3.10

Fiscal 2002

Quarter Ended December 31, 2001	$6.30	$4.06

Quarter Ended March 31, 2002	$6.10	$3.60

Quarter Ended June 30, 2002	$4.49	$1.40

Quarter Ended September 30, 2002	$2.70	$0.95

     All of our outstanding Class B common stock was held by Lucent until June 1, 2002, when Lucent completed our spin-off, distributing to its stockholders all of our Class A common stock and Class B common stock that it held on that date.

     Our Class B common stock has been traded on the New York Stock Exchange under the symbol “AGR.B” since June 3, 2002. The following table sets forth, for the indicated periods, the quarterly high and low sale prices of our Class B common stock, as reported in the consolidated transaction reporting system.

Fiscal 2002	High	Low

Quarter ended June 30, 2002	$3.32	$1.35
(trading began June 3, 2002)

Quarter ended September 30, 2002	$2.72	$0.94

     As of December 1, 2002, there were 693,354 holders of record of the Class A common stock and 1,385,080 holders of record of the Class B common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record through brokerage firms in “street name.”

     In October 2002, we were advised by the New York Stock Exchange that we had fallen below the exchange’s continued listing standard relating to minimum share price and that we had six months to cure the deficiency. See “Factors Affecting Our Future Performance-Our stock may be delisted from the New York Stock Exchange if our stock price does not meet the exchange’s continued listing standards” in Item 7.

     Dividend Policy

     We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

Item 6. Selected Financial Data

     The following table sets forth selected financial information for our company. The financial information for the years ended September 30, 2002, 2001, and 2000, and as of September 30, 2002 and 2001, has been derived from our audited financial statements included in Item 8. The financial information for the years ended September 30, 1999 and 1998, and as of September 30, 2000 and 1999, has been derived from our audited financial statements not included in this report. The financial information as of September 30, 1998 has been derived from our unaudited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and the related notes in Item 8.

	Year Ended September 30,
	2002 (1)	2001 (2)	2000 (3)	1999	1998
	(dollars in millions except per share amounts)
Statement of operations information:
Revenue	$2,177	$4,080	$4,708	$3,714	$3,101
Gross profit	251	996	2,153	1,765	1,509
Restructuring and other charges – net	978	662	—	—	—
Impairment of goodwill and other acquired intangibles	220	2,762	—	—	—
Income (loss) before cumulative effect of accounting change	(1,811)	(4,612)	(76)	319	303
Net income (loss)	$(1,811)	$(4,616)	$(76)	$351	$303

Basic and diluted earnings (loss) per share: (4)
Income (loss) before cumulative effect of accounting change	$(1.11)	$(3.46)	$(.07)	$.31	$.29
Net income (loss)	$(1.11)	$(3.46)	$(.07)	$.34	$.29
Weighted average shares outstanding – basic and diluted (millions)	1,637	1,334	1,035	1,035	1,035

	September 30,
	2002 (1)	2001 (2)	2000 (3)	1999	1998
Balance sheet information:
Working capital	$189	$156	$428	$219	$409
Total assets	2,864	6,562	7,067	3,020	2,481
Short-term debt	197	2,516	14	14	—
Long-term debt	486	33	46	64	—

(1)	During fiscal 2002, our short-term debt decreased significantly as we repaid $2.5 billion of borrowings under our credit facility. Also, our total assets decreased significantly as we used $1.6 billion of cash on hand to repay our credit facility and recorded significant impairments of plant and equipment, as well as goodwill and other acquired intangibles, in fiscal 2002.

(2)	During fiscal 2001, we received approximately $3.4 billion of net proceeds from our initial public offering and recorded a $2.8 billion impairment of goodwill and other acquired intangibles related to our acquisitions of Ortel Corporation, Herrmann Technology, Inc., Agere, Inc. and Enable Semiconductor, Inc. We also assumed $2.5 billion of debt from Lucent, consisting of short-term borrowings under a credit facility provided by financial institutions. We did not receive any of the proceeds of this short-term debt.

(3)	During fiscal 2000, goodwill and other acquired intangibles increased by $3.4 billion due to the acquisitions of Ortel, Herrmann, Agere, Inc. and substantially all the assets of VTC Inc., whose results of operations are included from their respective dates of acquisition.

(4)	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding on a historical basis includes the retroactive recognition to October 1, 1997 of the 1,035,000,000 shares owned by Lucent prior to our initial public offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Item 8. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

     We provide advanced integrated circuit solutions that access, move and store information. These solutions form the building blocks for a broad range of communications and computing applications. We also provide optoelectronic components, however, we have entered into an agreement to sell a substantial portion of our optoelectronics business and are seeking a buyer for the remainder of that business. See “Exit from Optoelectronics Business” for additional details.

     Effective October 1, 2001, we realigned our business operations into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property assigned to that segment.

     The Client Systems segment delivers integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking. The segment is comprised of a portion of our former Integrated Circuits segment.

     The Infrastructure Systems segment delivers solutions to makers of high-speed communications systems. The segment is comprised of our former Optoelectronics segment and the remainder of our former Integrated Circuits segment.

     Separation from Lucent

     We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. We had no material assets or activities as a separate corporate entity until the contribution to us by Lucent of its integrated circuits and optoelectronic components businesses. Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent began the separation of our company by transferring to us the assets and liabilities related to these businesses, other than the pension and postretirement assets and liabilities. In April 2001, we completed our initial public offering. On May 1, 2001, Lucent elected to convert 37 million shares of its Agere Class B common stock to Class A common stock. Following these transactions, Lucent owned approximately 58% of the total outstanding common stock and approximately 84% of the combined voting power of both classes of our voting stock with respect to the election and removal of directors. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders. Also in June 2002, Lucent transferred to us the pension and postretirement assets and liabilities related to our employees based on currently available census data. This census data is subject to revisions that may result in additional transfers to or from the Lucent plans. We anticipate finalizing the amounts to be transferred by no later than June 2003.

     In connection with our separation from Lucent, we entered into several agreements with Lucent. For a summary of certain of these agreements, see Note 21 to our financial statements in Item 8.

     Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements that were derived from Lucent’s financial records may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent’s net investment in us is shown in lieu of stockholders’ equity in our financial statements for periods prior to February 1, 2001. We began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred to us substantially all the assets and liabilities of our business. For periods prior to February 1, 2001, our financial statements include allocations of Lucent’s expenses, assets and liabilities.

     Lucent was our majority stockholder and a related party prior to the spin-off on June 1, 2002. Revenue from products sold to Lucent in fiscal 2002, through June 1, 2002, was $162 million. Revenue from products sold to Lucent for fiscal 2001 and 2000 was $606 million and $1,002 million, respectively.

     Operating Trends

     We began experiencing significant declines in revenues in fiscal 2001 and these declines continued through the first quarter of fiscal 2002 before beginning to stabilize. We believe the decreases were due to weakness in our customers’ markets. In the Client Systems segment, the computer and mobile devices markets have suffered a slowdown in growth rates due to the overall economic downturn. In the Infrastructure Systems segment, we have experienced lower demand from network equipment manufacturers, as communications services providers continue to reduce or defer spending on capital improvements. We have seen the greatest revenue decline in our optoelectronics business, which we will exit by June 30, 2003. We do not expect a significant improvement in market conditions in fiscal 2003 and are continuing to reduce our cost structure with a goal of generating positive cash flow from operations in the fourth quarter of fiscal 2003.

     Our sales are primarily concentrated in the communications and computer equipment markets, which are competitive and rapidly changing. Significant technological changes in these industries, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, portions of our revenues have been derived from customers that individually accounted for greater than 10% of our revenues. In fiscal 2002, two customers represented 13% and 10%, respectively, of our revenue. In fiscal 2001 and 2000, one customer represented 15% and 21% of our revenue, respectively.

     Our costs consist primarily of manufacturing overhead, materials and labor. Similar to many other semiconductor manufacturers, we have had relatively high fixed costs associated with our wafer manufacturing. As a result, our ability to reduce costs quickly in times of decreased demand has been limited, which has an adverse effect on margins. Because we anticipated higher revenues as we entered both fiscal 2001 and 2002 than we actually experienced, our cost structure reflected manufacturing capacity and resources greater than those actually required for both fiscal years. In light of our lower revenues we have taken a number of steps to reduce our cost structure, including restructuring and consolidation actions, reductions in capital spending and the streamlining of our product portfolio.

     Exit from Optoelectronics Business

     On August 14, 2002, we announced that we will exit our optoelectronics business and discontinue optoelectronics operations no later than June 30, 2003. In fiscal 2002, revenue from our optoelectronics business, excluding intellectual property revenue, represented 12% of our total revenue and decreased by approximately 80% from the prior fiscal year. In the fourth quarter of fiscal 2002, we impaired all of our remaining plant and equipment and goodwill and other acquired intangibles related to our optoelectronics business. As a result of this exit, we will discontinue or sell operations in our facilities in Breinigsville, Pennsylvania; Dallas, Texas; Alhambra and Irwindale, California; and Matamoros, Mexico.

     On October 21, 2002, we entered into an agreement with TriQuint Semiconductor, Inc. to sell certain assets and liabilities related to the optoelectronics business for $40 million in cash. The transaction includes the products, technology and some facilities related to our optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems. The agreement does not include our business that provides optoelectronic components for cable television transmission systems. As part of the sale, our facilities in Breinigsville and Matamoros are expected to be transferred and approximately 300 of our employees are expected to join TriQuint. In addition, we will manufacture and supply certain optoelectronic components to TriQuint under a transitional manufacturing agreement ending on or before March 31, 2003. We anticipate closing the sale in January 2003, subject to regulatory approval and other customary closing conditions.

     Restructuring Activities

     We have announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a workforce reduction, rationalization of manufacturing capacity, and the exit of our optoelectronics business. We recorded net restructuring and related charges of $971 million and $563 million in fiscal 2002 and 2001, respectively, which are classified within restructuring and other charges – net. In addition, within gross margin we recorded approximately $126 million of restructuring related charges in fiscal 2002, of which $60 million resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 5 to our financial statements in Item 8.

     The plan announced on August 14, 2002 to exit the optoelectronics business represents a significant change to our original consolidation plans announced on January 23, 2002. However, we still plan to complete many of the initiatives that we announced earlier, such as closing certain facilities and consolidating our workforce into fewer sites. To complete the earlier initiatives and implement the actions announced on August 14, 2002, we estimated we would incur approximately $325 million in cash-related costs and as much as $775 million in non-cash costs. As of September 30, 2002, we had incurred approximately $175 million of these cash-related costs and approximately $685 million of these non-cash costs. We estimate our future annualized pre-tax savings associated with the August 14, 2002 announcement will be approximately $680 million, of which $280 million is related to lower employee costs, $200 million is from savings in material and other costs related to the exit of the optoelectronics business and $200 million is associated with reduced depreciation. We estimate that approximately 70% of these savings will be reflected in gross margin with the remaining 30% reflected in operating expenses.

     Impairment of Goodwill and Other Acquired Intangibles

     We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We performed assessments as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which we operate. As a result of these assessments, we determined that an impairment of goodwill and other acquired intangibles existed related to certain of our acquisitions. During fiscal 2002, we recorded a charge to reduce goodwill and other acquired intangibles of $220 million, consisting of $113 million and $107 million related to Ortel and Herrmann, respectively. We also recorded a charge to reduce goodwill and other acquired intangibles of $2,762 million during fiscal 2001, consisting of $2,220 million, $275 million, $240 million and $27 million related to Ortel, Herrmann, Agere, Inc. and Enable Semiconductor Inc., respectively.

     Inventory Provisions

     We recorded inventory provisions, classified within costs, of $81 million, $409 million and $29 million for fiscal 2002, 2001 and 2000, respectively. The inventory provisions were calculated in accordance with our inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels. Inventory that is determined to be excessive or obsolete is generally disposed of for little or no recoverable value. There are generally no alternative uses for such inventory.

     We had experienced significant revenue growth in the years leading up to fiscal 2001 and had expected this pattern of growth to continue. However, in fiscal 2001 we experienced a significant decline in demand, which was supported by evidence from our customers through canceled orders and through direct communications with us. Therefore, given our forecast of continuing reductions for future demand we recorded a substantial inventory charge in the second half of fiscal 2001.

     Application of Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

     Goodwill and Other Acquired Intangibles

     Goodwill and other acquired intangibles are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, product disposition, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of these assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. Our estimates of undiscounted and discounted future cash flows are dependent upon many factors, including general economic trends, industry trends, technological developments and customer demand. It is reasonably likely that future cash flows associated with these assets may exceed or fall short of our current estimates, in which case a different amount for our goodwill and intangible assets and the related impairment charge would have resulted. If our actual cash flows exceed our estimates of future cash flows, there would be no change to our previously recognized impairment charge although, it may indicate that the amount of the impairment was greater than needed. If our actual cash flows are less than our estimates of future cash flows, we may need to recognize an additional impairment in future periods, which would be limited to the current carrying value of our goodwill and other acquired intangible assets.

     Property, Plant and Equipment

     Property, plant and equipment is reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. We have impaired property, plant and equipment in connection with our various restructuring initiatives. These assets are either classified as held and used and written-down to fair value or held for sale and written-down to fair value less costs to sell. It is reasonably likely that the actual fair value may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over-value the related impairment charge.

     Tax Valuation Allowance

     A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Commencing with the quarter ended June 30, 2001, we established a full valuation allowance against our U.S. net deferred tax assets because our lack of history as an independent company, recent losses and the uncertainty of the timing of the recovery of our industry, cause our long term financial forecast to have enough uncertainty that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, our valuation allowance will be adjusted. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize their full value.

     Tax Contingencies

     Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

     Employee Benefits

     Postemployment liabilities are for benefits that we expect to pay to terminated employees. We consider various factors in determining our postemployment liability, including the number of employees who be will paid, the salary levels of those employees, the years of service of those employees, and the type and length of benefits they will receive. If the actual postemployment benefits paid differ from our current estimate we may be over- or under-accrued.

     Postretirement liabilities are for benefits that we expect to pay to former employees who are retired. We consider various factors in determining our postretirement liability, including the number of employees who be will paid, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate we may be over- or under-accrued.

     We have pension plans covering substantially all of our employees. We consider various factors in determining our pension liability, including the number of employees who be will paid, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions we may be over- or under-valued.

     In recognition of the current economic environment, we decreased our pension and postretirement assumptions related to the expected return on plan assets and the discount rate used to determine the benefit obligation. Should market values continue their decline, a further change in assumptions would be likely which could result in higher pension and postretirement expenses, as well as higher funding requirements. The rate of return reflects our long-term expectations of market performance based on our current asset allocations. The discount rate is primarily based on long-term corporate bond rates. We also decreased our assumption related to the rate of compensation increase from the previous year.

Results of Operations

   Fiscal Year Ended September 30, 2002 compared to Fiscal Year Ended September 30, 2001

     The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Year Ended September 30,		Change
	2002	2001	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$1,259	$1,406	$(147)	(10)%
Infrastructure Systems	918	2,674	(1,756)	(66)

Total Revenue	$2,177	$4,080	$(1,903)	(47)%

     Revenue. Revenue decreased 47%, or $1,903 million, to $2,177 million in fiscal 2002 from $4,080 million in fiscal 2001 due primarily to volume decreases. The decrease of $147 million within the Client segment was driven by price erosion across the entire segment, particularly in the wireless local area networking market, and volume decreases across the majority of the segment, except for the hard disk drive market which experienced substantial volume growth. The decrease of $1,756 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers and communication equipment manufacturers, which drove volume decreases across the entire segment. These volume decreases were especially severe in our optoelectronics business, as revenues from this business, excluding intellectual property revenue, decreased approximately 80% from the prior fiscal year to $254 million in the current fiscal year.

     Costs and gross margin. Costs decreased 38%, or $1,158 million, to $1,926 million in fiscal 2002 from $3,084 million in fiscal 2001. Gross margin decreased to 11.5% in fiscal 2002 from 24.4% in fiscal 2001, a decrease of 12.9 percentage points. Gross margin for the Client segment increased to 27.8% in the current fiscal year from 23.8% in the prior fiscal year. This increase was primarily due to improved manufacturing capacity utilization as a result of actions taken under our restructuring and cost saving initiatives and lower inventory provisions of $22 million, partially offset by the effects of product price reductions. Gross margin for the Infrastructure segment decreased to (10.8)% in the current fiscal year from 24.8% in the prior fiscal year. The decrease was due to excess manufacturing capacity as a result of the decline in sales volume, which was partially offset by lower inventory provisions of $306 million. This excess manufacturing capacity was especially prevalent in our optoelectronics business that we are exiting, as the Infrastructure gross margin was approximately 14% in fiscal 2002, excluding this business.

     Selling, general and administrative. Selling, general and administrative expenses decreased 43%, or $256 million, from $597 million in fiscal 2001 to $341 million in the current fiscal year. The decrease was primarily due to reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives.

     Research and development. Research and development expenses decreased 27%, or $258 million, from $951 million in fiscal 2001 to $693 million in the current fiscal year. The decrease was primarily due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives.

     Amortization of goodwill and other acquired intangibles. Amortization expense decreased 86%, or $356 million, from $415 million in fiscal 2001 to $59 million in fiscal 2002. The decrease is due to impairments of goodwill and other acquired intangibles of $2,762 million recognized in the second half of fiscal 2001 and $220 million recognized during fiscal 2002. These impairments significantly reduced our goodwill and other acquired intangibles and therefore, our current fiscal year amortization.

     Restructuring and other charges – net. Net restructuring and other charges increased 48%, or $316 million, to $978 million in fiscal 2002 from $662 million in fiscal 2001. Net restructuring and related expenses increased 72%, or $408 million, to $971 million in the current fiscal year from $563 million in the prior fiscal year. Expenses associated with the separation from Lucent decreased 93%, or $92 million, to $7 million in the current fiscal year from $99 million in the prior fiscal year, as the separation was mostly completed in fiscal 2001.

     Impairment of goodwill and other acquired intangibles. During fiscal 2002, we recorded a charge of $220 million to reduce goodwill and other acquired intangibles, consisting of $113 million and $107 million related to the acquisitions of Ortel and Herrmann, respectively. During fiscal 2001, we recorded a charge of $2,762 million to reduce goodwill and other acquired intangibles, consisting of $2,220 million, $275 million, $240 million and $27 million related to Ortel, Herrmann, Agere and Enable, respectively.

     (Gain) loss on sale of operating assets – net. (Gain) loss on sale of operating assets – net increased $299 million, to a gain of $294 million in fiscal 2002 from a loss of $5 million in fiscal 2001. The fiscal 2002 amount consists principally of a $243 million gain related to the sale of our field-programmable gate array business and a $58 million gain related to the sale of our wireless local area network equipment business.

     Operating loss. We reported an operating loss of $1,746 million for fiscal 2002 compared to an operating loss of $4,396 million for fiscal 2001. This lower loss was caused by a significant decrease in the impairment of goodwill and other acquired intangibles, expense reductions, gains on sale of operating assets and lower amortization of goodwill and other acquired intangibles, which were partially offset by a decrease in gross profit and higher net restructuring and other charges. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, restructuring and other charges – net, the impairment of goodwill and other acquired intangibles, and (gain) loss on sale of operating assets – net, which is shown in the following table:

	Year Ended September 30,		Change
	2002	2001	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$(64)	$(175)	$111	63%
Infrastructure Systems	(719)	(377)	(342)	(91)

Total Operating Loss by Segment	$(783)	$(552)	$(231)	(42)%

     Other income – net. Other income – net increased $80 million, from income of $40 million in fiscal 2001 to income of $120 million in fiscal 2002. The major factors contributing to the increase include gains of $41 million from sales of investments in fiscal 2002, a $38 million decrease in impairments of non-consolidated investments, and a $17 million improvement in foreign currency gain (loss), all of which were partially offset by a $39 million reduction in interest income as a result of lower cash balances.

     Interest expense. Interest expense decreased 20%, or $30 million, from $151 million in fiscal 2001 to $121 million in fiscal 2002. During fiscal 2002, our interest expense is principally related to our credit facility, which we significantly reduced throughout the year and fully repaid by year-end. During fiscal 2001, our interest expense primarily reflects four months of allocations from Lucent and the interest on the $2,500 million credit facility we assumed from Lucent in April 2001.

     Provision for income taxes. For fiscal 2002 we recorded a provision for income taxes of $64 million on a pre-tax loss of $1,747 million, yielding an effective tax rate of (3.7)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a valuation allowance of $630 million against U.S. net deferred tax assets in fiscal 2002. For fiscal 2001 we recorded a provision for income taxes of $105 million on a pre-tax loss of $4,507 million, yielding an effective tax rate of (2.3)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a valuation allowance of $553 million against U.S. net deferred tax assets and non-tax deductible goodwill amortization in fiscal 2001.

   Fiscal Year Ended September 30, 2001 compared to Fiscal Year Ended September 30, 2000

     The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Year Ended September 30,		Change
	2001	2000	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$1,406	$1,649	$(243)	(15)%
Infrastructure Systems	2,674	3,059	(385)	(13)%

Total Revenue	$4,080	$4,708	$(628)	(13)%

     Revenue. Revenue decreased 13%, or $628 million, to $4,080 million in fiscal 2001 from $4,708 million in fiscal 2000, primarily due to volume decreases in both segments. The decrease of $243 million within the Client segment was due to volume decreases across the segment, which were partially offset by strength in the wireless local area networking market. The decrease of $385 million within the Infrastructure segment was primarily due to decreased sales of $395 million in integrated circuits, as system providers managed their orders and inventory in light of the reduced capital spending by service providers. This decrease in the Infrastructure segment was partially offset by an increase of $10 million in sales of optoelectronic components.

     During fiscal 2001 revenues decreased sequentially each quarter due to declining market conditions compared to sequential revenue growth each quarter in fiscal 2000. Client revenues declined $181 million, or 37%, to $302 million in the fourth quarter of fiscal 2001 from the peak quarterly revenue level of $483 million experienced in the fourth quarter of fiscal 2000. Infrastructure revenues declined $708 million, or 70%, to $298 million in the fourth quarter of fiscal 2001 from the peak quarterly revenue level of $1,006 million experienced in the fourth quarter of fiscal 2000.

     Costs and gross margin. Costs increased 21%, or $529 million, to $3,084 million in fiscal 2001 from $2,555 million in the prior fiscal year. Gross margin decreased 21.3 percentage points to 24.4% in fiscal 2001 from 45.7% in fiscal 2000, primarily due to lower manufacturing capacity utilization and the impact of inventory provisions of $409 million in fiscal 2001 compared to inventory provisions of $29 million in fiscal 2000. Gross margin for the Client segment decreased to 23.8% in fiscal 2001 from 38.3% in fiscal 2000 due to lower manufacturing capacity utilization. Gross margin for the Infrastructure segment declined to 24.8% in fiscal 2001 from 49.8% in fiscal 2000 primarily due to lower manufacturing capacity utilization, inventory provisions of $378 million in fiscal 2001 compared to inventory provisions of $20 million in fiscal 2000, and a change in product mix, from higher margin components to lower margin components.

     Selling, general and administrative. Selling, general and administrative expenses increased 12%, or $62 million, to $597 million in fiscal 2001 from $535 million in fiscal 2000. This was primarily due to increases in general and administrative expenses associated with being a stand-alone company, which were partially offset by lower bonus accruals of approximately $35 million.

     Research and development. Research and development expenses increased 15%, or $124 million, to $951 million in fiscal 2001 from $827 million in fiscal 2000. The increase was due to new and ongoing product development expenses, including a full year of expenses associated with acquisitions during fiscal 2000, partially offset by lower bonus accruals of approximately $40 million.

     Amortization of goodwill and other acquired intangibles. Amortization expense increased $226 million to $415 million in fiscal 2001 from $189 million in fiscal 2000 due to the recognition in fiscal 2001 of amortization associated with acquisitions completed during fiscal 2000.

     Purchased in-process research and development. Purchased in-process research and development decreased to zero in fiscal 2001 from $446 million in fiscal 2000. This was the result of no significant acquisitions being made in fiscal 2001, while a number of acquisitions were completed in fiscal 2000.

     Restructuring and other charges – net. Restructuring and other charges of $662 million were incurred in fiscal 2001, which consisted of $563 million of restructuring and related expenses and $99 million of expenses in connection with our separation from Lucent. There were no such charges in fiscal 2000.

     Impairment of goodwill and other acquired intangibles. During fiscal 2001, we recorded a charge of $2,762 million to reduce goodwill and other acquired intangibles, primarily associated with Ortel. There were no such charges in fiscal 2000.

     (Gain) loss on sale of operating assets – net. We realized a loss on the sale of operating assets of $5 million in fiscal to 2001 related to the sale of property, plant and equipment. There was no such gain or loss in the prior fiscal year.

     Operating income (loss). Operating loss was $4,396 million in fiscal 2001 compared to $156 million of operating income in fiscal 2000. This change was driven primarily by the impairment of goodwill and other acquired intangibles, a decline in gross profit, restructuring and other charges and an increase in the amortization of goodwill and other acquired intangibles, partially offset by the absence of purchased in-process research and development costs in fiscal 2001. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, purchased in-process research and development costs, restructuring and other charges – net, the impairment of goodwill and other acquired intangibles, and (gain) loss on sale of operating assets – net, which is shown in the following table:

	Year Ended September 30,		Change
	2001	2000	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$(175)	$133	$(308)	N/M
Infrastructure Systems	(377)	658	(1,035)	N/M

Total Operating Income (Loss) by Segment	$(552)	$791	$(1,343)	N/M

N/M = Not meaningful

     Other income – net. Other income – net increased 21%, or $7 million, to $40 million in fiscal 2001 from $33 million in fiscal 2000. The $40 million in fiscal 2001 was comprised primarily of interest income of $69 million from our investment of the proceeds from our initial public offering and income of $42 million from our equity investment in Silicon Manufacturing Partners Pte Ltd., partially offset by the impairment of $47 million for several non-consolidated investments and foreign exchange losses of $14 million. The $33 million in fiscal 2000 was comprised primarily of gains of $18 million on the sale of investments and foreign exchange gains of $6 million.

     Interest expense. Interest expense increased $93 million to $151 million in fiscal 2001 from $58 million in fiscal 2000. This increase is due to interest on the $2,500 million of short-term debt we assumed from Lucent in April 2001.

     Provision for income taxes. For fiscal 2001 we recorded a provision for income taxes of $105 million on a pre-tax loss of $4,507 million, yielding an effective tax rate of (2.3)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a valuation allowance of approximately $553 million against U.S. net deferred tax assets and non-tax deductible goodwill amortization in fiscal 2001. For fiscal 2000 we recorded a provision for income taxes of $207 million on a pre-tax income of $131 million, yielding an effective tax rate of 158%. This rate differs from the U.S. statutory rate primarily due to the impact of non-tax deductible goodwill amortization and non-tax deductible purchased in-process research and development in fiscal 2000.

Liquidity and Capital Resources

     As of September 30, 2002, our cash in excess of short-term debt was $694 million, which reflects $891 million in cash and cash equivalents less $163 million of borrowings under our accounts receivable securitization facility and $34 million from the current portion of our capitalized lease obligations. In addition, we have $16 million of cash held in trust that supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of September 30, 2002, our long-term debt is $486 million, which consists of $410 million of convertible subordinated notes due December 15, 2009 and $76 million from the non-current portion of our capitalized lease obligations.

     Net cash used in operating activities was $660 million in fiscal 2002 compared to $269 million of net cash provided by operating activities in fiscal 2001. Although cash used for costs and operating expenses decreased in the current year when compared to the prior year, this was more than offset by lower revenues in fiscal 2002 than fiscal 2001.

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

     Net cash provided by investing activities was $368 million in fiscal 2002 compared to net cash used in investing activities of $723 million and $829 million in fiscal 2001 and 2000, respectively. The increase in cash flow from investing activities in fiscal 2002 is primarily due to proceeds of $382 million from the sale of the field-programmable gate array, wireless local area networking equipment and analog line card businesses, proceeds of $142 million from the sale of property, plant and equipment, which includes the sale of the Madrid, Spain facility and proceeds from sale-leaseback transactions, proceeds of $55 million from the sale of investments and a reduced level of capital expenditures in the current period. Prior to fiscal 2002, capital expenditures had historically been the primary component of our investing activities. However, in response to adverse market conditions that began fiscal 2001, we significantly reduced our capital spending in fiscal 2002. Capital expenditures were $195 million, $723 million and $672 million in fiscal 2002, 2001 and 2000, respectively. The majority of our fiscal 2002 capital expenditures were related to the completion of a new office facility adjacent to our existing Allentown facility and facility consolidation activities. In fiscal 2003, we expect to continue to limit our capital expenditures.

     Net cash used in financing activities was $1,970 million in fiscal 2002 compared to net cash provided by financing activities of $3,607 million and $67 million in fiscal 2001 and 2000, respectively. The current year reflects the repayment of $2,500 million under our credit facility, offset in part by net proceeds of $396 million from the issuance of convertible notes and $163 million in net borrowings under our accounts receivable securitization facility. The fiscal 2001 amount is primarily from the receipt of $3,448 million of net cash proceeds from the sale of our common stock in our initial public offering. Prior to our initial public offering, we relied on Lucent to provide financing for our operations.

     On October 4, 2001, we amended our $2,500 million credit facility. In connection with the amendment, we repaid $1,000 million from cash on hand, thereby reducing the facility to $1,500 million, and extended the maturity of the facility to September 30, 2002. We also paid $21 million in fees in connection with the amendment, which were amortized over the life of the facility. The interest rate applicable to borrowings under the facility was based on a scale indexed to our credit rating.

     Subsequent to October 4, 2001, we repaid the remaining $1,500 million of borrowings under the credit facility and on September 30, 2002 the facility expired in accordance with its terms. The amounts used to make these repayments were from the following sources: $634 million from existing cash on hand, $250 million from the sale of our field-programmable gate array business, $198 million from our convertible subordinated notes offering, $179 million from our accounts receivables securitization, $67 million from the sale of our manufacturing facility and related equipment located in Spain, $64 million from the sale of our wireless local area networking equipment business, $55 million from the sale of investments and $53 million from sale-leaseback and various other transactions.

     Agere Systems Inc. and certain of its subsidiaries have entered into a securitization transaction relating to certain accounts receivable, which was amended on November 12, 2002. As part of the transaction, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary. When we say that the subsidiary is bankruptcy remote, we mean that it is unlikely that it will be voluntarily placed into bankruptcy proceedings by us. In the event we were to be the subject of bankruptcy proceedings, it is unlikely that our creditors would have a claim on the subsidiary’s assets, even though the subsidiary is wholly owned by us. This is because we have taken a number of steps, including the appointment of an independent director and the requirement of unanimous board approval to commence bankruptcy proceedings, that we believe under current law will result in the assets of this subsidiary not being available to our creditors until the claims of the subsidiary’s creditors are satisfied. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that the subsidiary can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement expires on November 11, 2003. As of September 30, 2002, $163 million was outstanding under this agreement.

     The majority of our accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of September 30, 2002, $217 million of gross receivables was pledged as security for the outstanding loans. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of September 30, 2002 was 1.8%. In addition, we pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of September 30, 2002, the commitment fee was 1.5% per annum. If our credit rating were to decline one or two levels, the commitment fee will increase to 2% or 3% per annum, respectively. As of September 30, 2002, our credit ratings were BB- with a negative outlook from Standard & Poor’s and B1 from Moody’s.

     The loan agreement has financial covenants which require us to (1) achieve a minimum level of earnings before interest, taxes, and depreciation and amortization each quarter, (2) maintain a minimum level of net worth each quarter, and (3) limit our annual capital expenditures. A violation of these covenants will end our ability to obtain further loans under the agreement, but will not accelerate payment or require an immediate cash outlay to cover amounts previously loaned under the accounts receivable securitization.

     On June 19, 2002, we issued $410 million of 6.5% Convertible Subordinated Notes due December 15, 2009 and received net proceeds of $396 million. Interest on the notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. The notes can be converted into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in our company, which includes a change of control or our Class A common stock not listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ National Market, we may be required to repurchase the notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

     On September 30, 2002, we completed the sale of certain assets and liabilities of our analog line card business to Legerity, Inc. for $70 million in cash and received $68 million of net proceeds.

     As a result of a significant decline in market demand for telecommunications infrastructure products, we have been experiencing losses and have been using cash in our operations for several quarters. In response to market conditions, we have announced a number of restructuring and consolidation actions to reduce our losses. We estimate that the cash requirements for these actions will be approximately $250 million in fiscal 2003.

     On October 21, 2002, we entered into an agreement to sell certain assets and liabilities of our optoelectronics business to TriQuint for $40 million in cash. We expect this transaction to close in the second quarter of fiscal 2003, subject to regulatory approval and other customary closing conditions.

     Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents on hand will be sufficient to meet our projected cash requirements for the next 12 months and for the foreseeable future thereafter, including the cash requirements of the announced restructuring activities and funding of on-going operations even if the accounts receivable securitization program is not extended past its current expiration in November 2003.

   Contractual Obligations and Commitments

     The following table summarizes our contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future. These amounts are as of September 30, 2002, with the exception of the accounts receivable securitization, which has been adjusted to reflect the extension in November 2002 of the maturity of that facility to November 11, 2003.

	Year Ending September 30,
	Total	2003	2004	2005	2006	2007	Later Years
	(dollars in millions)
Contractual obligations and commitments:
Convertible subordinated notes	$410	$—	$—	$—	$—	$—	$410
Accounts receivable securitization	163	—	163	—	—	—	—
Capital leases	132	46	45	28	13	—	—
Operating leases	221	76	57	26	14	13	35
Unconditional purchase obligations (1)	157	66	46	45	—	—	—

Total contractual cash obligations	$1,083	$188	$311	$99	$27	$13	$445

(1)	Our unconditional purchase obligations represent long-term contractual obligations that are non-cancelable. These obligations relate to software licenses and services, wafer production and equipment maintenance services. These amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower cash charges if we chose to exit these contracts earlier. These amounts are accrued as we use the related services, licenses or manufacturing activities. These accruals may not coincide with the timing of our cash commitments.

     Our material contractual obligations and commitments also include the following commitments:

     In December 1997, we entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd., or SMP, with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase the required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have the right to first refusal to purchase integrated circuits produced in excess of our requirements. The agreement may be terminated by either party upon two years’ written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, we believe it is unlikely that we would have to pay any significant amounts for underutilization in the near future. However, if our purchases under this agreement are less than anticipated, our cash obligation to SMP may be significant.

     As part of the sale of our analog line card business to Legerity, Inc., we are obligated to supply chips to Legerity through early 2003, through a transitional supply agreement, and estimate we will incur cash costs of approximately $40 million while fulfilling this obligation. We have deferred any gain that may be recognized on this sale until we have satisfied all of our obligations to Legerity. As of September 30, 2002, a deferred gain of $68 million has been recorded in other current liabilities.

     We have pension plans covering substantially all of our employees. The funding requirements related to our pension plans are dependent on many factors, including actuarial assumptions and the actual performance of our plan assets. The amount and timing of our future funding requirements cannot be determined at this time; however, there will be no funding requirements for the pension plan until fiscal 2004 at the earliest.

Acquisitions

     During fiscal 2000 we completed the acquisitions described below as part of our efforts to broaden our portfolio of product offerings. We did not have any significant acquisitions during fiscal 2002 and 2001.

     In June 2000, we acquired Herrmann, a developer and manufacturer of passive optical filters that can be used in conjunction with active optoelectronic components in products such as amplifiers. The purchase price was $432 million in Lucent common stock and options. In connection with this acquisition, certain former stockholders of Herrmann also received 677,019 additional shares of Lucent common stock based on retention and the achievement of specified milestones.

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

     In March 2000, we acquired substantially all the assets of VTC, a supplier of integrated circuits to computer hard disk drive manufacturers. The purchase price was $104 million in cash. In connection with this acquisition, stockholders of VTC also received additional cash consideration of $50 million as a result of meeting certain performance measures. The $50 million payment resulted in additional goodwill related to the acquisition.

     During fiscal 2002 and 2001, we performed impairment evaluations of the goodwill and other acquired intangibles from recent acquisitions because events and changes in circumstances occurred that indicated the carrying amount of the assets may not be fully recoverable. See “Impairment of Goodwill and Other Acquired Intangibles.”

   Purchased In-process Research and Development

     In connection with the acquisitions of Agere, Inc., Herrmann and Ortel, a portion of each purchase price was allocated to purchased in-process research and development. In analyzing these acquisitions, we made decisions to buy technology that had not yet been commercialized rather than develop the technology internally. We relied on factors such as the amount of time it would take to bring the technology to market in making these decisions. We also considered Lucent’s Bell Laboratories’ resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

     We estimated the fair value of in-process research and development for the above acquisitions using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent’s weighted average cost of capital, as well as other factors known at the time, including the projected useful life of each technology, profitability levels of each technology, the uncertainty of technology advances and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represented fair value and did not exceed the amount a third party would have paid for the projects.

     Core technology is a product, service or process that exists at the date of the acquisition and may contribute to the value of any product resulting from in-process research and development. We deducted an amount representing the estimated value of any core technology’s contribution from the estimated cash flows used to value in-process research and development. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition.

     Set forth below are descriptions of the major acquired in-process research and development projects and our original assumptions in connection with these acquisitions, followed by a current status of the projects. Due to significant changes in economic, industry and market conditions, the original assumptions at the time of acquisition for these acquisitions vary materially from our current estimates as noted below. In addition, the Herrmann and Ortel operations are part of the optoelectronics business that we are exiting, and we do not expect to derive material revenues or cash flows from those operations in the future.

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

     Agere, Inc.’s in-process research and development projects were approximately 65% complete at the time of acquisition. The projects were expected to be completed in November 2000 after approximately two years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. At the time of acquisition, revenue attributable to the resulting products was estimated to be $21 million in fiscal 2001 and $65 million in fiscal 2002. Revenue was then expected to peak in fiscal 2007 and decline thereafter through the end of the product’s life, which was expected to be in fiscal 2009, as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 205% in fiscal 2002 to 5% in fiscal 2007 and be negative for the remainder of the projection period. At the acquisition date, costs to complete Agere’s in-process research and development efforts were expected to total approximately $3.4 million. Projected future net cash flows attributable to Agere’s in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 30%.

     Agere, Inc.’s in-process research and development projects related to first generation network processors were completed in the fourth quarter of fiscal 2000. The second generation processors were completed in the first quarter of fiscal 2001. Actual costs related to completing these projects were $13 million. Changing market demand for these network processors led to revenues which were lower than originally anticipated. Actual revenues for fiscal 2001 were $4 million, consisting primarily of sales of development systems and models, which are used by customers for system evaluations and qualifications. Actual revenues for fiscal 2002 were $6.2 million. The long-term annual growth rate for these products is expected to be 8%.

     Ortel Corporation

     On April 27, 2000, we completed the acquisition of Ortel, which was a developer and manufacturer of semiconductor-based optoelectronic components used in fiber optic systems for data communications and cable television networks. At the acquisition date, Ortel was conducting development, engineering and testing activities associated with high-speed optical transmitters, receivers and transceivers. Ortel’s in-process research and development projects ranged from 50% to 75% complete at the time of acquisition.

     Ortel’s in-process research and development projects were expected to be completed during the period from June 2000 to April 2001 after approximately two to three and a half years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. The allocation to purchased in-process research and development of $307 million represented its estimated fair value using the methodology described above. The $307 million was allocated to the following projects, which are explained below.

•	10G New Products - $61 million;
•	10G OC-192 Receiver/Daytona Products –$105 million;
•	980 Products –$95 million;
•	1550 Products –$27 million; and
•	CATV Products –$19 million.

     Projected net cash flows attributable to Ortel’s in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 25%.

     At the time of acquisition, revenue attributable to the 10G New Products was estimated to be $5 million in fiscal 2001 and $30 million in fiscal 2002. 10G New Products are receivers that incorporate new packaging technologies for high-speed transport and metropolitan network applications at speeds of 10 gigabits per second. Revenue was expected to peak in fiscal 2009 and decline thereafter through the end of the products’ life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 447% in fiscal 2002 to 8% in fiscal 2009, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the products were expected to be $3 million.

     Most of the 10G New Products were completed in fiscal 2001 as anticipated at a cost of $2 million. Development efforts on one remaining product ceased in fiscal 2002. There were no revenues attributable to the 10G New Products in fiscal 2001and fiscal 2002 revenues were less than $1 million.

     At the time of acquisition, revenue attributable to the 10G OC-192 Receiver/Daytona Products was estimated to be $16 million in fiscal 2001 and $33 million in fiscal 2002. 10G OC-192 Receiver/Daytona Products are directly modulated lasers and receivers used for high-speed transport and metropolitan network applications at speeds of 10 gigabits per second. Revenue was expected to peak in fiscal 2009 and decline thereafter through the end of the products’ life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 166% in fiscal 2003 to 8% in fiscal 2009, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $1 million.

     The 10G OC-192 Receiver/Daytona Products were completed in fiscal 2001. Actual revenues were $6 million and $40 million in fiscal 2002 and 2001, respectively. Actual project costs were materially consistent with management’s original estimates.

     At the time of acquisition, revenue attributable to the 980 Products was estimated to be $44 million in fiscal 2001 and $108 million in fiscal 2002. 980 Products are pump lasers operating at 980 nanometers wavelength. A nanometer is a unit of measurement of distance and equals one billionth of a meter. Revenue was expected to peak in fiscal 2008 and decline thereafter through the end of the products’ life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 143% in fiscal 2002 to 17% in fiscal 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 980 Products were expected to be $1 million.

     The 980 Products were in development and therefore did not yield any revenues in fiscal 2001. All design efforts on the 980 products were discontinued in fiscal 2002.

     At the time of acquisition, revenue attributable to the 1550 Products was estimated to be $2 million in fiscal 2001 and $63 million in fiscal 2002. 1550 Products are transmitters and lasers operating at 1550 nanometers wavelength. Revenue was expected to peak in fiscal 2008 and decline thereafter through the end of the products’ life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 33% in fiscal 2003 to 17% in fiscal 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the 1550 Products were expected to be $2 million.

     The 1550 Products had four distinct product lines. Of these product lines, one has been completed and three have been cancelled. Product development costs for the 1550 products since acquisition have been $1.5 million. There were no revenues attributable to these products in fiscal 2001. Actual revenues in fiscal 2002 were less than $1 million.

     At the time of acquisition, revenue attributable to the CATV Products was estimated to be $28 million in fiscal 2001 and $58 million in fiscal 2002. CATV Products are receivers and return path products for cable television network applications. The return path allows cable system operators to offer Internet and telephone services, in direct competition with network services providers. Revenue was expected to peak in fiscal 2004 and decline thereafter through the end of the products’ life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 107% in fiscal 2002 to 4% in fiscal 2004 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the CATV Products were expected to be $1 million.

     The CATV Products were completed in fiscal 2001 at a cost of $2 million. Actual revenues were $35 million and $44 million in fiscal 2002 and 2001, respectively.

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

     At the time of acquisition, revenue attributable to the products using these manufacturing processes was estimated to be $59 million in fiscal 2001 and $91 million in fiscal 2002. Revenue was expected to peak in fiscal 2005 and decline thereafter through the end of the products’ life as new technologies were expected to be introduced by us. Revenue growth was expected to decrease from 54.7% in 2002 to 0.7% in fiscal 2005, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the processes were expected to be $0.5 million.

     Herrmann’s in-process research and development projects ranged from 20% to 60% complete at the time of acquisition. Herrmann’s in-process research and development projects were expected to be completed during the period from August 2000 to June 2001 after approximately two to six years of research and development effort. Following completion, the projects were expected to begin generating economic benefits. In total, costs to complete Herrmann’s in-process research and development were expected to equal approximately $1.8 million. Projected future net cash flows attributable to Herrmann’s in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 27.5%.

     Hermann’s in-process research and development projects were either completed by July of 2001 or discontinued due to market conditions. Actual costs to complete the projects were $1.3 million. Actual revenue attributable to these products was significantly lower than anticipated at $2 million and $3 million in fiscal 2002 and 2001, respectively.

Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Statement 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. Statement 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. We adopted Statement 142 effective October 1, 2002. As a result, we have re-assessed the classification and useful lives of our previously acquired goodwill and other intangible assets. The assessment did not result in any adjustments to previously recorded amounts. In addition, we have completed the first step of the goodwill impairment test. Since the carrying value of each of our reporting units did not exceed their fair value, no goodwill impairment charges were recorded upon the adoption of Statement 142. At September 30, 2002, we had $84 of goodwill that will no longer be amortized and $17 of other acquired intangible assets that will continue to be amortized over their useful lives.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with Statement 143, asset retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and subsequently depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. We adopted Statement 143 effective October 1, 2002 and will record a charge as a cumulative effect accounting adjustment of $5 million in our fiscal 2003 statement of operations. This adjustment represents the depreciation and other operating expenses that would have been recorded previously if Statement 143 had been in effect in prior years.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed of”, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30 “Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. Although we were not required to adopt Statement 144 until the first quarter of fiscal 2003, we elected to adopt this Statement effective October 1, 2001. Accordingly, our prior year consolidated financial statements have been reclassified for comparative purposes in accordance with the transition guidance in Statement 144. The early adoption of Statement 144 did not have a material effect on our financial condition or results of operations.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of Statement 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. Statement 146 is required to be effective for our exit or disposal activities initiated after December 31, 2002. However, in accordance with the transition provisions of Statement 146, we have elected to adopt this Statement effective October 1, 2002. This Statement has no effect on our previously announced restructuring initiatives.

Environmental, Health and Safety Matters

     We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of September 30, 2002, cannot be estimated.

Legal Proceedings

     An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, Inc., alleging patent infringement by 14 companies, including some of our customers, for wireless local area networking products. Proxim alleged infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. One of our subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim’s wireless local area networking products. In connection with the sale of our wireless local area network equipment business to Proxim, both parties have entered into a cross license which resulted in the dismissal on September 6, 2002, of the International Trade Commission proceeding against our customers to the extent based on the use of our products as well as the Delaware proceeding against Proxim.

     On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed six of our patents related to 802.11 wireless networking and are seeking monetary damages for Intersil’s infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. We believe that Intersil's claims are without merit.

     On October 30, 2002, Choice-Intersil Microsystems, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges misappropriation of trade secrets that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We believe that Choice-Intersil’s claims are without merit.

     On November 19, 2002, we filed a lawsuit against Choice-Intersil, Intersil and Intersil Americas Inc. in state court in Delaware. We alleged, among other things, misappropriation of trade secrets and breach of contract relating to the trade secrets that were jointly developed and jointly-owned by Digital Ocean, Inc. and Lucent. We are seeking an injunction against further use and disclosure of the trade secrets and damages for past disclosure and misuse.

     We intend to vigorously defend ourself against the claims of the Intersil parties.

Factors Affecting Our Future Performance

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

   Risks Related To Our Business

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

     The demand for our products can change quickly and in ways we may not anticipate because our industry is generally characterized by:

•	rapid, and sometimes disruptive, technological developments;

•	evolving industry standards;

•	changes in customer requirements;

•	limited ability to accurately forecast future customer orders;

•	frequent new product introductions and enhancements; and

•	short product life cycles with declining prices over the life cycle of the product.

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

The integrated circuit industry is intensely competitive, and our failure to compete effectively could hurt our revenue.

     The market for integrated circuits is intensely competitive and subject to rapid and disruptive technological change. We expect the intensity of competition to continue to increase as existing competitors enhance and expand their product offerings and as new participants enter the market. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against existing or future competitors, which may hurt our revenue.

     The size and number of our competitors vary across our product areas, as do the resources we have allocated to the segments we target. Therefore, many of our competitors have greater financial, personnel, production capacity and other resources than we have in a particular market segment or overall. Competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share.

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

Joint ventures and other third-parties manufacture some of our products for us. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

     We currently manufacture our integrated circuits through a combination of internal capability, joint ventures and external sourcing with contract manufacturers. In fiscal 2002, approximately 35% of our revenue was derived from integrated circuits manufactured at joint ventures or through other external sourcing arrangements. To the extent we rely on joint ventures and third-party manufacturing relationships, with respect to integrated circuits, we face the following risks:

•	their inability to develop manufacturing methods appropriate for our products;

•	that manufacturing costs will be higher than planned;

•	that reliability of our products will decline;

•	their unwillingness to devote adequate capacity to produce our products;

•	their inability to maintain continuing relationships with our suppliers; and

•	the reduction of our control over delivery schedules and costs of our products.

     If any of these risks were to be realized, we could experience an interruption in supply or an increase in costs, which could delay or decrease our revenue or adversely affect our results of operations.

     We are in the process of reducing our owned manufacturing capacity. In the event of an increase in demand, failure to increase our manufacturing volumes or obtain capabilities from third parties may result in our not being able to meet customer demand for our products, which could hurt our relationships with our customers and result in our recording lower revenues than would be the case if we had greater manufacturing capacity.

The demand for components in the communications equipment industry has recently declined, and we cannot predict the duration or extent of this trend. Our revenue will depend in part on demand for these types of components.

     We derive, and expect to continue to derive, a significant portion of our revenue from the sale of integrated circuits used in communications networks. Since early 2001, communications equipment makers have significantly reduced purchases of components for their products, including the components we sell. If demand for these components declines further, our revenues may be adversely affected.

If we do not complete our announced restructuring and facility consolidation activities as expected, or even if we do so, we may not achieve all the benefits we anticipate.

     We are in the process of consolidating our manufacturing and office facilities, and exiting our optoelectronics business, in an effort to reduce our costs. The process of moving manufacturing lines from one facility to another can be complicated, involving initiating operations in a new facility and having customers qualify the new manufacturing lines before shutting down operations in the original facility. While we believe our restructuring and consolidation actions will reduce our cost structure, if we encounter delays in moving operations or completing the exit of our optoelectronics business, we may not achieve the cost reductions we are expecting. Because of the extensive nature of our restructuring activities, we may find that even if we complete these activities as planned, we may not realize all the benefits we expected.

Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

     We expect to derive most of our revenue from the sale of integrated circuits. Because the integrated circuits market segment is highly cyclical, we may experience declines in our revenue that are primarily related to industry conditions and not our products. This industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions, and we are currently experiencing such a downturn.

     We focus primarily on winning competitive selection processes to develop products for use in our customers’ equipment. These selection processes can be lengthy. After winning and beginning a product design for a customer, that customer may not begin volume production of their equipment for a period of up to two years, if at all. Due to this lengthy design and development cycle, we may experience delays from the time we begin incurring expenses until the time we generate revenue from our products. We have no assurances that our customers will ultimately market and sell their equipment or that such efforts by our customers will be successful. Thus, we may never generate any revenue from our products after incurring significant design and development expenditures.

     If we are not selected by a customer to provide a product, we may experience significantly lower revenue later, as compared to prior periods with more revenue from earlier design wins. In addition, sales of our products for specific customer projects often begin and end abruptly, so revenue may increase rapidly and later decrease just as quickly. The relative timing of the beginning and end of our sales and design processes can make our revenues less predictable.

     Fluctuations in our revenue or operating results could cause our stock price to decline, even if our results meet expectations. Further, stock prices in our industry have recently been highly volatile for reasons that sometimes are unrelated to the performance of the companies in the industry. These broad fluctuations could adversely affect our stock price.

Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in increased expense.

     Our products are highly complex and may contain undetected defects, errors or failures. These products can only be fully tested when deployed in commercial applications and other equipment. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

•	cancellation of orders;

•	product returns, repairs or replacements;

•	diversion of our resources;

•	legal actions by our customers or our customers’ end-users;

•	increased insurance costs; and

•	other losses to us or to our customers or end users.

     Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenue and results of operations. We have from time to time experienced defects and expect to experience defects in the future. Because the trend in our industry is moving toward even more complex products in the future, this risk will intensify over time and may result in increased expenses.

Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

     Our customer base is highly concentrated. Our top ten end-customers accounted for approximately 53% of our revenue in fiscal 2002. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because our strategy has generally been to develop long-term relationships with a few key customers in the product areas in which we focus and we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

     In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past we have experienced difficulty in identifying and hiring qualified engineers in many areas of our business as well as in retaining our current employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

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

     Because the manufacturing costs at our owned and joint venture manufacturing facilities are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. Some of our manufacturing facilities have been underutilized in recent periods, which has reduced our gross margins. Lower than expected manufacturing yields could impair our gross margins and delay product shipments.

     The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers or contractors, or their inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability.

We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from our integrated circuits products.

     The revenue we generate from the licensing of our intellectual property has a high gross margin compared to the revenue we generate from our integrated circuits products. Although we have derived less than 6% of our total revenue in recent years from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from our integrated circuits products.

If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our revenue may be delayed or reduced.

     Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. We may not always be able to satisfy the qualifications. Delays in qualification can cause a customer to discontinue use of our products and result in a significant loss of revenue. Because we are consolidating our manufacturing operations into fewer facilities, the specific facility that manufacturers a customer’s product may change, resulting in the customer requiring us to requalify the product.

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

     In fiscal 2002, we derived 69% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing internationally. International operations are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

•	our new brand will not be locally recognized, which will cause us to spend significant amounts of time and money to build a brand identity;

•	unexpected changes in regulatory requirements;

•	inadequate protection of intellectual property in some countries outside of the United States;

•	currency exchange rate fluctuations;

•	political and economic instability; and

•	disruptions in international air transport systems

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

     We are subject to a variety of laws relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. Any failure by us to comply with present and future environmental, health and safety requirements could subject us to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. If additional contaminants are discovered or the additional cleanup obligations imposed at these or other sites, we could be adversely affected.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

     Like other companies in the semiconductor industry, we are frequently involved in litigation regarding patent and other intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm our business and prospects.

We believe that financing has recently been difficult to obtain for companies in our industry and if we need additional cash to fund our operations or to finance future strategic initiatives, we may not be able to obtain it on acceptable terms or at all.

     We believe that lenders have recently become less willing to extend credit to companies in the telecommunications and semiconductor industries, making debt financing difficult to obtain. As described below under “Risks Associated with Our Separation from Lucent—We are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences,” in connection with our spin-off from Lucent, we are significantly restricted in our ability to issue stock in order to raise capital.

     If we are not able to obtain sufficient funds on acceptable terms, we may not have sufficient funds to take advantage of market opportunities or to finance future strategic initiatives, such as to fill gaps in our product portfolio.

     We believe that our cash and cash equivalents will be sufficient to fund our operations until such time as we are able to generate sufficient cash internally to fund our operations. If, however, the market for our products is worse than we expect, we may need additional funds, without which we will have to reduce our expenditures, which may harm our business.

Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be less than the market price of the Class B common stock.

     There are more shares of Class B common stock than Class A common stock outstanding. Consequently, the Class B common stock may be more liquid than the Class A common stock. In addition, because the Class B common stock has greater voting power per share for the election and removal of directors than the Class A common stock, some investors may prefer the Class B common stock as a means of investing in our company. The greater potential voting power and liquidity of the Class B common stock may cause the Class B common stock to trade at a higher market price than the Class A common stock.

The development and evolution of markets for our integrated circuits are dependent on factors over which we have no control. For example, if our customers adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer.

     The emergence of markets for our integrated circuits is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to our customers and reduce our sales. Also, competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. To the extent that we are not able to effectively and expeditiously adapt to new standards our business will suffer.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Our stock may be delisted from the New York Stock Exchange if our stock price does not meet the exchange’s continued listing standards.

     Our common stock trades on the New York Stock Exchange. The exchange has a number of continued listing criteria, including a minimum share price requirement, that a company must satisfy in order for its securities to continue trading on the exchange. Under the minimum stock price requirement, the exchange will notify a company if the average closing price per share of the company’s securities over a 30 consecutive trading-day period is less than $1.00 and will provide the company with a six-month period to cure the deficiency or the exchange will begin suspension and delisting proceedings. These proceedings would result in the company’s securities no longer trading on the New York Stock Exchange. In order to cure the deficiency, at the expiration of the six-month cure period, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days must be attained. The exchange notified us in October 2002 that our common stock did not meet the minimum share price requirement and we are currently in the six-month cure period. If the deficiency is not cured, the exchange may delist our shares.

     Having our common stock delisted would likely result in our having to offer to repurchase $410 million of convertible debt that otherwise would not be due until 2009. Such a repurchase would significantly reduce the amount of cash available to us to fund our current operations. Delisting from the New York Stock Exchange could also result in a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity could make it more difficult for us to raise capital in the future.

We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split.

     In response to the potential delisting of our common stock due to the failure to meet the New York Stock Exchange’s minimum share price requirement discussed above, we expect to ask our stockholders to authorize a reverse stock split at our annual meeting in February 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of both our Class A and Class B common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum share price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

   Risks Related to Our Separation From Lucent

We are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences.

     Under Section 355(e) of the Internal Revenue Code, Lucent will recognize a taxable gain on the distribution of our stock if there are one or more acquisitions of our stock representing 50% or more of our stock (by vote or value) and the stock acquisitions are part of a plan or series of related transactions that includes the distribution. Any shares of our stock acquired within two years before or after the distribution are presumed to be part of such a plan unless we can rebut that presumption. If an issuance of our stock causes the distribution to be taxable to Lucent under Section 355(e), we would be required to indemnify Lucent against that tax under our tax sharing agreement with Lucent.

     The shares of our Class A common stock issued in our initial public offering are considered to be part of a plan that includes the distribution, and the shares of our Class A common stock issued upon the conversion of our 6.5% convertible subordinated notes may also be considered to be part of a plan that includes the distribution. Assuming that all of the convertible notes were converted, approximately 46% of our outstanding shares may be treated as acquired as part of such a plan. As a practical matter, this prevents us from effecting any significant issuance of our shares if such issuance might be treated as part of a plan that includes the distribution.

     Treasury Regulations issued on April 24, 2002 provide safe harbors that may be used to rebut the presumption that shares issued less than two years after the spin-off are part of a plan that includes the spin-off. However, the application of the safe harbors is not clear in many respects, and they might not be available to us for future share issuances. As a result, Section 355(e) may effectively prevent us from issuing shares to raise capital for at least two years after the spin-off. However, the safe harbors in these new Treasury Regulations generally provide that issuances of our stock to our employees pursuant to ordinary course employee compensation arrangements (such as employee stock purchase plans) will not be treated as acquisitions of our stock pursuant to a plan that includes the spin-off.

Our historical financial information prior to the February 1, 2001 contribution to us of our business from Lucent may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

     Our historical financial statements covering periods prior to February 1, 2001, may not be indicative of our future performance as a stand-alone company. This is primarily a result of the three factors described below.

•	First, those financial statements reflect allocations, primarily with respect to general corporate expenses, research expense and interest expense, which may be less than the expenses we incur as a stand-alone company.

•	Second, those financial statements do not reflect significant changes that have occurred as a result of our separation from Lucent, including changes in how we fund our operations, conduct research and handle tax and employee matters.

•	Third, those financial statements include substantial revenue from sales to Lucent. This revenue may not reflect the pricing, volume or percentage of our sales we would have derived from Lucent if we had been a stand-alone company.

Because Lucent’s Bell Laboratories’ central research organization historically performed important research for us, we must continue to develop our own core research capability. We may not be successful, which could materially harm our prospects and adversely affect our results of operations.

     If our separate research efforts are not as successful as when we were part of Lucent, we may not be able to keep pace with the rapid technological change in our industry and our prospects may be harmed. Many of our products incorporate technology and manufacturing processes derived from innovations developed by Lucent’s Bell Laboratories central research organization. Lucent no longer provides research and development for us. Our independent research efforts may not be as successful as the efforts of Bell Laboratories have been historically and our efforts may require us to increase our expenditures for the same services over the amounts in our historical financial statements. We may not be able to attract engineers and other research and development employees as effectively as Bell Laboratories was able to because of its history, name recognition and size.

We could incur significant tax liabilities and payment obligations if Lucent fails to pay the tax liabilities attributable to Lucent under our tax sharing agreement.

     We have entered into a tax sharing agreement with Lucent that allocates responsibility for tax liabilities between them and us. For a description of this agreement, see note 21 to our financial statements in Item 8. Under U.S. federal income tax laws, Lucent and we are jointly and severally liable for Lucent’s federal income taxes attributable to periods prior to and including Lucent’s taxable year ended September 30, 2001. This means that if Lucent were to fail to pay the taxes attributable to it under the tax sharing agreement for those periods, we may be liable for all or any part of these liabilities.

Because the Division of Enforcement of the Securities and Exchange Commission is investigating matters brought to its attention by Lucent, our business may be affected in a manner we cannot foresee at this time.

     On November 21, 2000, and again on December 21, 2000, Lucent brought to the attention of the staff of the Securities and Exchange Commission matters relating to its recognition of revenue. Lucent also publicly disclosed these matters in press releases on those dates. Although Lucent has informed us that it has no reason to believe that this investigation by the Division of Enforcement of the Securities and Exchange Commission into these matters concerns our business and we are not aware of any reason why the investigation would affect us, it is possible that the results of the investigation may have an impact on us. Although the investigation could result in no action being taken by the Securities and Exchange Commission, if an action were taken and the investigation is found to concern our business, the action could result in monetary fines or changes in some of our financial and other practices and procedures that we are unable to foresee at this time.

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

     We use foreign currency forward contracts, and may from time to time use foreign currency options, to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and services. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2002, our primary net foreign currency market exposures included Singapore dollars, British Pounds Sterling, and Euros and were not material.

     The fair value of foreign currency exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. The financial instruments included in our sensitivity analysis are foreign currency forward contracts. These contracts generally have a duration of three to six months and are primarily used to hedge firmly committed and anticipated transactions. The sensitivity analysis excludes the values of foreign currency denominated receivables and payables because of their short maturities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in foreign currency exchange spot rates assuming no change in interest rates. For contracts outstanding as of September 30, 2002 and 2001, a 10% appreciation in foreign currency exchange rates against the U.S. dollar from the prevailing market rates would have increased our pre-tax earnings by approximately $3 million and $2 million, respectively. Conversely, a 10% depreciation in these exchange rates from the prevailing market rates would have decreased our pre-tax earnings by approximately $3 million and $2 million, respectively. Consistent with the nature of the economic hedge of foreign currency exchange contracts, these gains or losses would be offset by corresponding changes in the value of the underlying instrument or transaction being hedged.

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

     While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     As of September 30, 2002, we had $163 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may from time to time enter into interest rate swap agreements. There were no interest rate swap agreements in effect during fiscal 2002 or 2001. As of September 30, 2002, a variation of 100 basis points in the interest rate charged on the short-term debt would result in a change of approximately $2 million in annual interest expense.

     As of September 30, 2002, we had outstanding $410 million of fixed rate long-term convertible notes. The fair value of this debt is sensitive to changes in interest rates and the price of our Class A common stock. Interest rate changes and changes in the value of our Class A common stock would result in changes in the market value of the debt. We perform a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 150 basis point parallel shift in interest rates, while keeping the price of our Class A common stock constant. At September 30, 2002, assuming a 150 basis point increase in interest rates, the fair value of our fixed rate long-term convertible debt would decrease by $16 million. Conversely, a 150 basis point decrease in interest rates at September 30, 2002 would increase the fair value of our fixed rate long-term convertible debt by $17 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our Class A common stock, while keeping the interest rate constant. At September 30, 2002, assuming a 10% change in the price of our Class A common stock, the fair value of our fixed rate long-term convertible debt would change by $11 million.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Consolidated and Combined Financial Statements:
Report of Independent Accountants
Consolidated and Combined Statements of Operations for the years ended September 30, 2002, 2001 and 2000
Consolidated Balance Sheets as of September 30, 2002 and 2001
Consolidated and Combined Statements of Changes in Stockholders’ Equity/Invested Equity and Total Comprehensive Loss for the years ended September 30, 2002, 2001 and 2000
Consolidated and Combined Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000
Notes to Consolidated and Combined Financial Statements
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000

   Report of Independent Accountants

To the Board of Directors and
Stockholders of Agere Systems Inc.:

     In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Prior to its separation from Lucent Technologies Inc. (“Lucent”) on February 1, 2001 the Company was comprised of businesses which were integrated with the businesses of Lucent; consequently, as indicated in Note 1, the financial statement amounts prior to this date have been derived from the consolidated financial statements and accounting records of Lucent, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relied on Lucent and its other businesses for administrative, management, research and other services. Accordingly, these financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

     As discussed in Note 3 to the consolidated and combined financial statements, effective October 1, 2001, the Company changed its accounting method for the impairment or disposal of long-lived assets. As discussed in Note 4 to the consolidated and combined financial statements, effective October 1, 2000, the Company changed its accounting method for derivative instruments and hedging activity.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
October 22, 2002

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions except per share amounts)

	Year Ended September 30,
	2002	2001	2000
REVENUE	$2,177	$4,080	$4,708
COSTS	1,926	3,084	2,555

GROSS PROFIT	251	996	2,153

OPERATING EXPENSES
Selling, general and administrative	341	597	535
Research and development	693	951	827
Amortization of goodwill and other acquired intangibles	59	415	189
Purchased in-process research and development	—	—	446
Restructuring and other charges - net	978	662	—
Impairment of goodwill and other acquired intangibles	220	2,762	—
(Gain) loss on sale of operating assets - net	(294)	5	—

TOTAL OPERATING EXPENSES	1,997	5,392	1,997

OPERATING INCOME (LOSS)	(1,746)	(4,396)	156
Other income - net	120	40	33
Interest expense	121	151	58

Income (loss) before provision for income taxes	(1,747)	(4,507)	131
Provision for income taxes	64	105	207

Loss before cumulative effect of accounting change	(1,811)	(4,612)	(76)
Cumulative effect of accounting change (net of benefit for income taxes of $2 for the year ended September 30, 2001)	—	(4)	—

NET LOSS	$(1,811)	$(4,616)	$(76)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(1.11)	$(3.46)	$(.07)
Cumulative effect of accounting change	—	—	—

Net loss	$(1.11)	$(3.46)	$(.07)

Weighted average shares outstanding—basic and diluted (in millions)	1,637	1,334	1,035

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions except per share amounts)

	September 30,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$891	$3,152
Cash held in trust	16	—
Trade receivables, less allowances of $9 and $33 at September 30, 2002 and 2001, respectively	256	389
Inventories	190	304
Prepaid expense	57	61
Other current assets	46	154

TOTAL CURRENT ASSETS	1,456	4,060
Assets held for sale	—	52
Property, plant and equipment - net	1,028	1,799
Goodwill and other acquired intangibles - net of accumulated amortization of $93 and $93 at September 30, 2002 and 2001, respectively	101	343
Deferred income taxes - net	—	4
Other assets	279	304

TOTAL ASSETS	$2,864	$6,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$269	$514
Payroll and related benefits	111	138
Short-term debt	197	2,516
Income taxes payable	355	336
Restructuring reserve	162	171
Other current liabilities	173	229

TOTAL CURRENT LIABILITIES	1,267	3,904
Postemployment benefits	78	92
Pension and postretirement benefits	267	—
Long-term debt	486	33
Other liabilities	34	72

TOTAL LIABILITIES	2,132	4,101

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 734,785,226 shares issued and outstanding after deducting 4,248 treasury shares issued as of September 30, 2002 and 727,000,107 shares issued and outstanding as of September 30, 2001	7	7
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,995,677 shares issued and outstanding after deducting 104,323 treasury shares issued as of September 30, 2002 and 908,100,000 shares issued and outstanding as of September 30, 2001	9	9
Additional paid-in capital	7,243	6,996
Accumulated deficit	(6,353)	(4,542)
Accumulated other comprehensive loss	(174)	(9)

TOTAL STOCKHOLDERS’ EQUITY	732	2,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,864	$6,562

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY/INVESTED EQUITY AND TOTAL COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended September 30,
	2002	2001	2000
CLASS A COMMON STOCK
Beginning balance	$7	$—	$—
Issuance of Class A common stock	—	6	—
Conversion of Class B to Class A common stock	—	1	—

Ending balance	7	7	—

CLASS B COMMON STOCK
Beginning balance	9	10	10
Conversion of Class B to Class A common stock	—	(1)	—

Ending balance	9	9	10

OWNER’S NET INVESTMENT
Beginning balance	—	5,823	1,969
Net loss prior to February 1, 2001	—	(74)	(76)
Transfers to Lucent Technologies Inc.	—	(1,405)	(4,492)
Transfers from Lucent Technologies Inc.	—	1,501	8,422
Transfer to additional paid-in capital	—	(5,845)	—

Ending balance	—	—	5,823

ADDITIONAL PAID-IN CAPITAL
Beginning balance	6,996	—	—
Transfer from owner’s net investment	—	5,845	—
Transfers to Lucent Technologies Inc.	127	(1,604)	—
Transfers from Lucent Technologies Inc.	100	1,813	—
Debt transferred from Lucent Technologies Inc.	—	(2,500)	—
Issuance of common stock - net of expense	11	3,442	—
Equity-based compensation	9	—	—

Ending balance	7,243	6,996	—

ACCUMULATED DEFICIT
Beginning balance	(4,542)	—	—
Net loss from February 1, 2001	(1,811)	(4,542)	—

Ending balance	(6,353)	(4,542)	—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(9)	(52)	(17)
Minimum pension liability adjustment	(170)	—	—
Foreign currency translations	(3)	26	(35)
Reclassification adjustment for realized foreign currency translation losses	35	—	—
Unrealized gain (loss) on cash flow hedges	3	(13)	—
Unrealized holding gains	—	30	—
Reclassification adjustment for realized holding gains	(30)	—	—

Ending balance	(174)	(9)	(52)

TOTAL STOCKHOLDERS’ EQUITY/INVESTED EQUITY	$732	$2,461	$5,781

TOTAL COMPREHENSIVE LOSS
Net loss	$(1,811)	$(4,616)	$(76)
Other comprehensive income (loss)	(165)	43	(35)

TOTAL COMPREHENSIVE LOSS	$(1,976)	$(4,573)	$(111)

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (dollars in millions)

	Year Ended September 30,
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(1,811)	$(4,616)	$(76)
Adjustments to reconcile net loss to net cash (used) provided by operating activities, net of effects of acquisitions of businesses:
Cumulative effect of accounting change	—	4	—
Restructuring expense-net of cash payments	788	492	—
Provision for inventory write-downs	81	409	29
Depreciation and amortization	528	871	666
(Benefit) provision for uncollectibles	(4)	16	6
Provision (benefit) for deferred income taxes	40	42	(2)
Purchased in-process research and development	—	—	446
Impairment of investments	9	47	—
Impairment of goodwill and other acquired intangibles	220	2,762	—
Equity earnings from investments	(40)	(42)	(4)
Gain on sales of investments	(41)	—	(18)
Gain on disposition of businesses	(301)	—	—
Amortization of debt issuance costs	46	29	—
Decrease (increase) in receivables	138	413	(237)
Decrease (increase) in inventories	25	(333)	(95)
(Decrease) increase in accounts payable	(186)	243	37
Decrease in payroll and benefit liabilities	(22)	(51)	(66)
Changes in other operating assets and liabilities	(111)	(30)	77
Other adjustments for non-cash items - net	(19)	13	(1)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(660)	269	762

INVESTING ACTIVITIES
Capital expenditures	(195)	(723)	(672)
Proceeds from the sale or disposal of property, plant and equipment	142	2	—
Purchases of investments	—	—	(65)
Sales of investments	55	—	18
Proceeds from disposition of businesses	382	—	—
Acquisitions of businesses - net of cash acquired	—	(1)	(104)
Cash held in trust	(16)	—	—
Other investing activities - net	—	(1)	(6)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	368	(723)	(829)

FINANCING ACTIVITIES
Transfers from Lucent Technologies Inc.	—	171	85
Payment of credit facility fees	(21)	—	—
Proceeds from the issuance of long-term debt - net of expenses	396	—	—
Net proceeds from the issuance of short-term debt	163	—	—
Principal repayments of credit facility	(2,500)	—	—
Principal repayments on long-term debt	(19)	(12)	(18)
Proceeds from issuance of stock - net of expense	11	3,448	—

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,970)	3,607	67

Effect of exchange rate changes on cash	1	(1)	—
Net (decrease) increase in cash and cash equivalents	(2,261)	3,152	—
Cash and cash equivalents at beginning of year	3,152	—	—

Cash and cash equivalents at end of period	$891	$3,152	$—

See Notes to Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars in millions except per share amounts)

1. Background and Basis of Presentation

Background

     Agere Systems Inc. (the “Company” or “Agere”) was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. (“Lucent”) on August 1, 2000. On this date, 1,000 shares of the Company’s common stock, par value $0.01 per share, were issued, authorized and outstanding. Agere had no material assets or activities as a separate corporate entity until the contribution by Lucent of its integrated circuits and optoelectronic components businesses (collectively, the “Company’s Businesses”). Lucent had previously conducted these businesses through various divisions and subsidiaries. On February 1, 2001, Lucent transferred to Agere all the assets and liabilities related to the Company’s Businesses (the “Separation”), other than pension and postretirement assets and liabilities, which were transferred in June of 2002.

     On March 14, 2001, the Company changed and reclassified its 1,000 outstanding shares of common stock into 1,035,100,000 shares of Class B common stock (the “Recapitalization”). The ownership rights of Class A and Class B common stockholders are the same except that each share of Class B common stock has four votes for the election and removal of directors while each share of Class A common stock has one vote for such matters. All Company share and per share data has been retroactively adjusted to reflect the Recapitalization as if it had occurred at the beginning of the earliest period presented.

     On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in an initial public offering (the “IPO”) for $6 per share less underwriting discounts and commissions of $.23 per share. On April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. After completion of the IPO, inclusive of the overallotment option, Lucent owned approximately 58% of the aggregate number of outstanding shares of Class A and Class B common stock. Also, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock.

     On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the “Distribution”). Prior to June 1, 2002, Agere was a majority-owned subsidiary of Lucent.

     The Company adopted a rights agreement prior to the completion of the IPO. The delivery of a share of the Company’s common stock currently constitutes the delivery of a preferred stock purchase right associated with such share. These rights may have anti-takeover effects in that the existence of the rights may deter a potential acquiror from making a takeover proposal or a tender offer.

Basis of Presentation

     The consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company’s Businesses. Management believes the assumptions underlying the consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements that were derived from Lucent’s financial records may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent’s net investment in the Company is shown in lieu of stockholders’ equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred substantially all of the assets and liabilities of the Company’s Businesses to the Company. The formation of the Company and the transfers of assets and liabilities from Lucent have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The consolidated and combined financial statements include allocations of certain Lucent expenses, assets and liabilities, including the items described below.

     Prior to February 1, 2001, general corporate expenses were allocated from Lucent based on revenue. These allocations were reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources, and data services. These allocations amounted to $60 and $178 for fiscal 2001 and 2000, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

     Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent’s Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent’s Bell Laboratories to the Company as part of the Separation. This allocation amounted to $23 and $66 for fiscal 2001 and 2000, respectively. Management believes the costs of this research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company.

     Prior to February 1, 2001, interest expense was allocated from Lucent as Lucent provided financing to the Company and incurred debt at the parent level. This allocation was based on the ratio of the Company’s net assets, excluding debt, to Lucent’s total net assets, excluding debt. The allocation amounted to $32 and $52 for fiscal 2001 and 2000, respectively. Interest expense also includes interest expense related to the Company’s capitalized lease obligations.

     Prior to the IPO, the Company’s income taxes were calculated on a separate tax return basis. This reflects Lucent’s tax strategies and is not necessarily reflective of the tax strategies that the Company would have followed or follows as a stand-alone company.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material intercompany transactions and balances have been eliminated. Prior to the Separation, the combined financial statements included certain majority owned subsidiaries and assets and liabilities of the Company’s Businesses not owned by the Company that were transferred to the Company from Lucent on February 1, 2001.

Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, tax contingencies, pension and other employee benefits, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and allocation of costs by Lucent among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price erosion, all of which could impact the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is derived from sales of products and intellectual property licensing. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have been transferred, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company recognizes revenue from product sales to distributors when all obligations have been satisfied. The Company’s distributor arrangements generally provide for limited product returns and price protection. A provision for estimated sales returns and other allowances is recognized as a reduction of revenue at the time of revenue recognition based upon historical experience. Revenue from intellectual property licensing is generally recognized over the license term if the license grants a right to use patents and technology developed in the future. If the license does not grant a right to use patents and technology developed in the future, licensing revenue is generally recognized at the beginning of the license term if the collection of the resulting receivable is reasonably assured.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

Income Taxes

     The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable.

Loss Per Share

     Basic and diluted loss per common share for all periods following the IPO is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company’s net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted loss per share calculation due to its anti-dilutive effect. Prior to the IPO, basic and diluted loss per common share is calculated by dividing net loss by 1,035,000,000, which is the number of shares issued to Lucent on August 1, 2000, as retroactively adjusted for the Recapitalization.

Other Comprehensive Income (Loss)

     Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated and combined statements of operations and are recorded directly into a separate section of stockholders’ equity/invested equity on the consolidated balance sheets. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets consists of minimum pension liability adjustments, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges and investment holdings.

Foreign Currency Translation

     Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in stockholders’ equity/invested equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated and combined statements of operations.

Cash and Cash Equivalents

     The Company considers all liquid investments with original maturities of ninety days or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company records inventory provisions, classified within costs, based on a review of forecasted demand compared with existing inventory levels.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined primarily using the straight-line method over the estimated useful lives of the various asset classes. Equipment leases qualifying as capital leases are also included in property, plant and equipment.

     Estimated useful lives range from three to five years for machinery, electronic and other equipment, and up to forty years for buildings. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated and combined statements of operations.

Internal Use Software

     Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Other Acquired Intangibles

     Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of four to nine years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

Impairment of Long-lived Assets

     Long-lived assets, including goodwill and other acquired intangibles, are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows.

Financial Instruments

     The Company uses various financial instruments, including foreign exchange forward contracts, to manage and reduce risk to the Company by generating cash flows which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. The Company’s derivative financial instruments are for purposes other than trading. The Company’s non-derivative financial instruments include letters of credit.

Investments

     Investments in marketable securities that are available for sale are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal year. Unrealized gains and losses related to these securities are excluded from earnings and are included as a separate component of other comprehensive income (loss) until such gains or losses are realized. Minority equity investments in non-publicly traded companies are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Pension Benefits

     The Company has pension plans covering substantially all of it employees. Depending on when employees joined the Company, retirement benefits are based on either a career average or a flat dollar formula.

Postretirement Benefits

     The Company accrues a liability related to postretirement benefits that it expects to pay to retired employees. These benefits include the continuation of healthcare and life insurance coverage after employment.

Postemployment Benefits

     The Company accrues a liability related to postemployment benefits that will be paid to terminated employees.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

3. Recent Pronouncements

SFAS 142

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company will adopt SFAS 142 effective October 1, 2002. As a result, the Company has re-assessed the classification and useful lives of its previously acquired goodwill and other intangible assets. The assessment did not result in any adjustments to previously recorded amounts. In addition, the Company has completed the first step of the goodwill impairment test. Since the carrying value of each of the Company’s reporting units did not exceed their fair value, no goodwill impairment charges are expected upon the adoption of SFAS 142. At September 30, 2002, the Company had $84 of goodwill that will no longer be amortized and $17 of other acquired intangible assets that will continue to be amortized.

SFAS 143

     Also in July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and subsequently depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The Company will adopt SFAS 143 effective October 1, 2002 and expects to record a charge as a cumulative effect accounting adjustment of approximately $5 in its fiscal 2003 statement of operations. This adjustment represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years.

SFAS 144

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed of” (“SFAS 121”), and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30 “Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. Although Agere was not required to adopt SFAS 144 until the first quarter of fiscal 2003, the Company elected to adopt this pronouncement effective October 1, 2001. Accordingly, the Company’s prior year consolidated financial statements have been reclassified for comparative purposes in accordance with the transition guidance in SFAS 144. The early adoption of SFAS 144 did not have a material effect on the Company’s financial condition or results of operations.

SFAS 146

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. However, in accordance with the transition provisions of SFAS 146, the Company will adopt this pronouncement effective October 1, 2002. Although the timing of the liability recognition for new restructuring initiatives will change from the commitment date to the date the liability is incurred, the Company does not expect any material impacts on its financial condition or results of operations. This statement has no effect on the Company’s previously announced restructuring initiatives.

4. Accounting Changes

     Effective October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FAS 133” (“SFAS 138”). SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For fiscal 2002 and 2001, the change in fair market value of derivative instruments was recorded in other income – net and was not material.

5. Restructuring and Other Charges - Net

Restructuring and Related Expenses

     The Company has announced a number of restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a workforce reduction, rationalization of manufacturing capacity, and the exit of the optoelectronics business. The Company recorded net restructuring and related charges of $971 in fiscal 2002, classified within restructuring and other charges – net. This amount is comprised of charges of $1,098, offset by credits of $127. The Company recorded restructuring and related charges of $563 in fiscal 2001.

     During the third quarter of fiscal 2001, the Company announced a workforce reduction of 6,000 employees and actions to resize the business consistent with the market environment at that time. The workforce reduction spanned various business functions, operating units and geographic regions and included management and occupational employees. On December 5, 2001, the Company announced an additional workforce reduction of 950 positions, affecting primarily management positions within the Company’s product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania.

     On January 23, 2002, the Company announced plans to further improve its operating efficiency by consolidating its facilities including manufacturing, research and development, business management and administrative facilities in Pennsylvania and New Jersey. These plans included the elimination of approximately 300 employee positions. In addition to these announced plans, the Company initiated actions in the third quarter of fiscal 2002 to consolidate its California operations in Irwindale into its existing Alhambra campus.

     On August 14, 2002, in response to the continuing downturn affecting the telecommunications industry, the Company announced plans to exit its optoelectronics business and cease operations at its facilities in Breinigsville, Pa., Dallas, Texas, Alhambra and Irwindale, California, and Matamoros, Mexico by no later than June 30, 2003. See Note 24 “Subsequent Events.” In addition, the Company will not move its manufacturing operations from the Reading and Breinigsville, Pa. facilities to the Allentown, Pa. facility as previously planned and is seeking a buyer for the Reading property. The Company also plans to consolidate the majority of its remaining U.S. integrated circuit wafer fabrication operations into its Orlando facility. These actions are expected to reduce the Company’s active workforce by approximately 4,000 employees by the end of December 2003. The Company continues to seek a buyer for the Orlando operations and intends to sell the plant as an ongoing operation, allowing the Company to continue sourcing products from this facility. If the Company does not find a buyer, it plans to operate that facility at least through September 2004.

     Year Ended September 30, 2002

     The following table sets forth the Company’s restructuring reserves as of September 30, 2002, and reflects the activity related to the workforce reduction and the rationalization of manufacturing capacity and other charges affecting the reserve for fiscal 2002:

		Year Ended September 30, 2002
	September 30, 2001	Restructuring and Related		Non-Cash			September 30, 2002
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reduction	$ 92	$ 402	$ (39)	$ (316)	$ 19	$ (98)	$ 60
Rationalization of manufacturing capacity and other charges	79	696	(88)	(569)	69	(85)	102

Total	$171	$1,098	$(127)	$ (885)	$ 88	$(183)	$162

     Workforce Reduction

     During fiscal 2002, the Company recorded restructuring charges of $402 related to workforce reductions of approximately 5,000 employees. Of the total workforce reduction charges, $316 represents non-cash charges that consist of the following: $16 for curtailment charges relating to an acceleration of the prior service cost of the Company’s qualified pension plan as employees are retiring earlier than actuarially anticipated, $32 for increased charges to the postretirement medical liability as employees are eligible for retiree health benefits sooner than actuarially anticipated, and $268 for termination benefits to certain U. S. employees, including occupational employees covered under the terms of a collective bargaining agreement. Of the $268 termination benefits, $103 represents charges incurred as the result of actions of the Company prior to June 1, 2002 that will be paid from Lucent’s pension assets while $165 represents charges subsequent to June 1, 2002 that will be paid from the Company’s pension assets.

     In fiscal 2002, the Company recorded workforce related restructuring credits of $39. Of this amount, $20 represents a reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost estimates that exceeded amounts paid during the second half of calendar 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company’s collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. The balance of $19 represents a non-cash credit for the decrease in the actuarially calculated severance liability due to the population decrease that was driven by the various restructuring initiatives. Severance costs and other exit costs were determined in accordance with EITF 94-3. The postretirement charge was determined in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the actuarially calculated severance liability credit was determined in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

     The Company has completed the workforce reductions announced in fiscal 2001, with approximately 6,000 employees taken off-roll as of March 31, 2002 and has separated approximately 1,200 employees as of September 30, 2002 from initiatives announced in the first and second quarters of fiscal 2002, which are substantially complete. Moreover, continuing cost reduction initiatives, including the plans to exit the optoelectronics business and consolidate manufacturing operations in Orlando, are expected to reduce the Company’s active workforce by approximately 4,000 additional employees by the end of December 2003.

     Rationalization of Manufacturing Capacity and Other Charges

     The Company recorded restructuring and related charges of $696 in fiscal 2002 relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronics business and other restructuring related activities. Of the charges recorded for fiscal 2002, $520 was for asset impairments, $76 for facility closings, $51 for contract terminations, $9 for additional depreciation, and $40 for other related costs. The additional depreciation charges were recognized due to the shortening of estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs are for the implementation and integration of the initiatives and include costs for the relocation and training of employees and for relocation of equipment.

     Of the asset impairment charges of $520 in fiscal 2002, $353 resulted from actions associated with the Company’s exit of the optoelectronics business of the Infrastructure Systems segment. Of the remaining $167, $75 was related to ceasing operations at Reading, $76 was for resizing Orlando’s research and development and manufacturing operations, and $16 was for all other impairments related to the rationalization of underutilized manufacturing facilities. All affected assets were classified as held and used. In accordance with SFAS 144, the carrying amounts of all held and used asset groups were compared to their undiscounted future cash flows expected to be generated over their estimated remaining useful lives. Cash flows were projected based upon historical results and estimates of future performance. In cases where the expected future cash flows were less than the carrying amounts of the assets, those assets were considered impaired and were written down to fair value which was determined using the present value of estimated future cash flows. The impaired assets that were disposed of other than by sale were written-down to fair value, less costs of disposal.

     The facility closing charges of $76 in fiscal 2002 consist of $41 due to facility lease terminations, including non-cancelable leases, and facility restoration costs of which $20 is associated with the exiting of the optoelectronics business and $21 is associated with the consolidation of the Pennsylvania and New Jersey facilities and the consolidation of the majority of the U.S. integrated circuit manufacturing operations into Orlando, Florida. The balance of $35 is a non-cash charge for the realization of the cumulative translation adjustment resulting from the substantial liquidation of the Company’s investment in the legal entity associated with its Madrid, Spain manufacturing operations, which were sold in fiscal 2002. This charge was recognized in accordance with EITF Issue No. 01-5, Issue Summary No. 1, “Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.”

     The contract termination charges of $51, including a non-cash charge of $5 for the write-off of prepaid operating lease costs, are principally due to operating lease termination fees and non-cancelable asset leases associated with the consolidation of the Pennsylvania and New Jersey facilities and the consolidation of the majority of the U.S. integrated circuit manufacturing operations into Orlando, Florida.

     The Company recorded restructuring credits of $88 in fiscal 2002. These credits consist of $69 for asset impairment adjustments, $6 for facility lease terminations and facility restoration, $7 for contract terminations and $6 for a reversal of a reserve that is not needed. The asset impairment adjustments were due to realizing $40 more proceeds than expected from asset dispositions, including $25 from the sale of assets associated with the Madrid, Spain facility. The impairment adjustment also includes $20 due to the redeployment of assets and $9 from the reversal of a reserve that is not needed. The facility lease and restoration reversals, as well as the contract termination reversals, resulted from favorable lease and contract termination negotiations and lower facility restoration costs than previously reserved.

     Restructuring Reserve Balances as of September 30, 2002

     The Company anticipates that most of the $60 restructuring reserve as of September 30, 2002, relating to workforce reductions, will be paid by the third quarter of fiscal 2003. The Company also anticipates that the restructuring reserve balance of $102 relating to the rationalization of manufacturing capacity and other charges as of September 30, 2002 will be paid as follows: the majority of the contract terminations of $55 will be paid by the third quarter of fiscal 2003; facility termination fees and non-cancelable lease obligations of $17 will be paid over the respective lease terms through 2005; and most of the facility restoration costs and other costs of $30 will be paid by the end of fiscal 2003. The Company expects to fund these cash outlays with cash on hand.

     Year Ended September 30, 2001

     The following table sets forth the Company’s restructuring reserves as of September 30, 2001 and reflects the activity related to the workforce reductions and the rationalization of manufacturing capacity and other charges affecting the reserve for fiscal 2001:

	September 30, 2000	Year Ended September 30, 2001			September 30, 2001
	Restructuring Reserve	Restructuring and Related Charges	Non-Cash Charges	Cash Payments	Restructuring Reserve
Workforce reduction	$ —	$ 177	$ (28)	$ (57)	$ 92
Rationalization of manufacturing capacity and other charges	—	386	(293)	(14)	79

Total	$ —	$ 563	$(321)	$ (71)	$171

     Workforce Reduction

     The restructuring initiatives announced in fiscal 2001 resulted in a workforce reduction of approximately 6,000 employees across various business functions, operating units and geographic regions, and included management and occupational employees. The Company recorded a restructuring charge of $177 for fiscal 2001 relating to the termination of approximately 5,500 employees, of which approximately 4,300 employees were taken off-roll as of September 30, 2001. Of the $177 charge, $28 represents termination benefits to certain U.S. management employees that were funded through Lucent’s pension assets. Severance costs and other exit costs noted above were determined in accordance with EITF 94-3.

     Rationalization of Manufacturing Capacity and Other Charges

     The Company recorded a restructuring charge of $386 in fiscal 2001 relating to the rationalization of underutilized manufacturing facilities and other restructuring related activities. As part of these efforts, the Company discontinued its manufacturing operations at its chip fabrication plant in Madrid, Spain and rationalized underutilized manufacturing capacity at its facilities in Orlando, Florida, and in Allentown, Breinigsville, and Reading, Pennsylvania. In addition, the Company has consolidated several satellite-manufacturing sites as well as leased corporate offices. The restructuring charge for fiscal 2001 includes $37 related to facility closings, primarily for lease terminations, non-cancelable leases and related costs. It also includes asset impairment charges of $287 for fiscal 2001 related to property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities. This charge was recognized in accordance with the guidance on impairment of assets in SFAS 121. The remaining restructuring charges of $62 for fiscal 2001 are related primarily to contract terminations.

Separation Expenses

     The Company incurred costs, fees and expenses relating to the Separation. These costs, fees and expenses were primarily related to legal separation matters, designing and constructing the Company’s computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. The Company incurred $7 and $99 of separation expenses in fiscal 2002 and 2001, respectively, which are included in restructuring and other charges – net.

6. Exit of Optoelectronics Business

     On August 14, 2002, the Company announced that it will exit its optoelectronics business. The Company is seeking a buyer for all or parts of this business, but will discontinue optoelectronics operations no later than June 30, 2003. As a result of this exit, the Company will discontinue or sell operations in its facilities in Breinigsville, Pennsylvania; Dallas, Texas; Alhambra and Irwindale, California; and Matamoros, Mexico. See Note 24 “Subsequent Events.”

     The following unaudited pro forma consolidated statement of operations has been prepared as if the Company’s exit from the optoelectronics business occurred on October 1, 2001. The adjustments included in the statement of operations reflect revenues, costs and expenses directly associated with the optoelectronics business, but excludes intellectual property revenues and allocations of corporate expenses such as general corporate overhead, interest and taxes. The unaudited pro forma consolidated statement of operations does not purport to represent the results of operations had the exit from the optoelectronics business occurred on October 1, 2001 or to project future financial performance for any future period. The unaudited pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. An unaudited pro forma consolidated balance sheet is not provided since the exit of the optoelectronics business does not have a material impact to the Company’s balance sheet as of September 30, 2002.

Unaudited Proforma Consolidated Statement of Operations
Year Ended September 30, 2002
(dollars in millions except per share amounts)

	Historical	Adjustments	Pro Forma
REVENUE	$ 2,177	$ 254	$ 1,923
COSTS	1,926	445	1,481

GROSS PROFIT (LOSS)	251	(191)	442

OPERATING EXPENSES
Selling, general and administrative	341	17	324
Research and development	693	134	559
Amortization of goodwill and other acquired intangibles	59	24	35
Restructuring and other charges - net	978	475	503
Impairment of goodwill and other acquired intangibles	220	220	—
(Gain) loss on sale of operating assets - net	(294)	5	(299)

TOTAL OPERATING EXPENSES	1,997	875	1,122

OPERATING LOSS	(1,746)	(1,066)	(680)
Other income - net	120	44	76
Interest expense	121	—	121

Loss before provision for income taxes	(1,747)	(1,022)	(725)
Provision for income taxes	64	1	63

NET LOSS	$(1,811)	$(1,023)	$ (788)

Basic and diluted loss per share	$ (1.11)		$ (.48)

Weighted average shares outstanding—basic and diluted (in millions)	1,637		1,637

7. Impairment of Goodwill and Other Acquired Intangibles

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions are evaluated for impairment in the period in which the Company becomes aware of events or occurrences that indicate an impairment may exist. Impairment assessments were performed as a result of weakening economic conditions and decreased current and expected future demand for products in the markets in which the Company operates. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company’s products, as well as anticipated future demand. Discount rates used were based upon the Company’s weighted average cost of capital adjusted for business risks. These amounts are based on management’s best estimate of future results.

     As a result of these assessments, the Company determined that an impairment of goodwill and other acquired intangibles existed related to certain of the Company’s acquisitions. During fiscal 2002, the Company recorded a charge to reduce goodwill and other acquired intangibles of $220, consisting of $113 and $107 related to Ortel Corporation and Herrmann Technology, Inc., respectively. During fiscal 2001, the Company recorded a charge to reduce goodwill and other acquired intangibles of $2,762, consisting of $2,220, $275, $240 and $27 related to Ortel, Herrmann, Agere, Inc. and Enable Semiconductor, respectively.

8. Debt

Convertible Subordinated Notes

     On June 19, 2002, the Company issued $410 of 6.5% Convertible Subordinated Notes due December 15, 2009 (the “Notes”). The Company received proceeds of $396 in connection with this offering, net of $14 in underwriting fees and other expenses, which have been deferred and will be amortized to interest expense over the term of the Notes.

     Interest on the Notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. The Notes can be converted into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in the Company, which includes a change of control or our Class A common stock not listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ National Market, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The Notes are unsecured subordinated obligations and will be subordinated in right of payment to all the Company’s existing and future senior debt.

Accounts Receivable Securitization

     On January 22, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. As part of the transaction, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC (“ASRF”). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the ASRF can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement expires on January 21, 2003. See Note 24 “Subsequent Events.”

     As of September 30, 2002, ASRF had borrowings of $163 outstanding under this agreement. The majority of the Company’s accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of September 30, 2002, $217 of gross receivables was pledged as security for the outstanding loans. ASRF pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed at September 30, 2002 was 1.8%. In addition, ASRF pays an annual 1.5% commitment fee on the total loan commitment of $200.

     ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

Credit Facility

     On April 2, 2001, in connection with the IPO, the Company assumed $2,500 of short-term borrowings from Lucent under a credit facility. The Company did not receive any of the proceeds of this short-term debt. On October 4, 2001, the Company amended this credit facility. In connection with the amendment, the Company repaid $1,000 of the $2,500 then outstanding, permanently reduced the size of the facility to $1,500, and extended the maturity date from February 22, 2002 to September 30, 2002. The Company also paid $21 in fees in connection with the amendment, which were amortized over the life of the facility. On September 30, 2002, the credit facility expired in accordance with its terms. Prior to its expiration, the Company had completely repaid all borrowings under the facility and had no amounts outstanding.

Other Debt

     The remainder of the Company’s debt relates to obligations under capitalized leases. See Note 22 “Commitments and Contingences – Leases” for information regarding the future minimum lease payments under non-cancelable leases.

9. Divestitures of Businesses

Sale of FPGA Business

     On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array (“FPGA”) business of the Infrastructure Systems segment to Lattice Semiconductor Corporation (“Lattice”) for $250 in cash. The transaction included the Company’s general-purpose ORCA® FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 employees transferred to Lattice. The Company recognized a gain of $243 from the sale, which is included in (gain) loss on sale of operating assets – net.

Sale of Wireless Local Area Network Equipment Business

     On August 5, 2002, the Company completed the sale of certain assets and liabilities of the 802.11 wireless local area network equipment business of the Client Systems segment, including its ORiNOCO® product family, to Proxim Corporation (“Proxim”) for $65 in cash. As part of the sale, approximately 150 employees transferred to Proxim. In addition, the Company and Proxim have entered into a three-year strategic supply agreement under which the Company will provide chips, modules and cards to Proxim as needed, a license agreement for Agere technology used in the ORiNOCO business and a patent cross-license agreement for their respective patent portfolios which resulted in the dismissal of patent-related litigation between the two companies. The Company recognized a gain of $58 from the sale, which is included in (gain) loss on sale of operating assets – net.

Sale of Analog Line Card Business

     On September 30, 2002, the Company completed the sale of certain assets and liabilities of the analog line card business of the Infrastructure Systems segment to Legerity, Inc. (“Legerity”) for $70 in cash. The sale consists of certain products, technology, intellectual property and equipment related to the analog line card business, which provides integrated circuits used in telephone network equipment. As part of the transaction, approximately 40 employees transferred to Legerity. In addition, through a transitional supply agreement, the Company is obligated to supply chips for Legerity through early 2003. The Company will defer any gain that may be recognized on the sale until the Company has satisfied all of it obligations to Legerity. As of September 30, 2002, a deferred gain of $68 has been recorded in other current liabilities.

10. Acquisitions

     The following table presents information about certain acquisitions in fiscal 2000. No significant acquisitions occurred during fiscal 2002 and 2001. All the acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included existing technology, purchased in-process research and development (“IPRD”) and other intangibles. IPRD charges were recorded in the quarter in which the transaction was completed. The consolidated and combined financial statements include the results of operations and the estimated fair value of assets and liabilities assumed from the respective dates of acquisitions. The acquired entities are 100% owned.

							Amortization Period (in years)
	Acquisition Date	Purchase Price	Goodwill	Existing Technology	Other Intangibles	Purchased IPRD	Goodwill	Existing Technology	Other Intangibles
Herrmann (1)	6/00	$ 432	$ 384	$ 52	$ 16	$ 34	8	7	7

Ortel (2)	4/00	2,998	2,554	171	24	307	9	7.5	4-9

Agere, Inc. (3)	4/00	377	303	n/a	n/a	94	7	n/a	n/a

Assets of VTC (4)	3/00	104	46	31	7	11	7	5	7

(1)	Herrmann Technology, Inc. was a developer and manufacturer of passive optical filters that could be used in conjunction with active optoelectronic components. The purchase price was paid in Lucent common stock and options.

(2)	Ortel Corporation was a developer and manufacturer of optoelectronic components used in fiber optic systems for cable television and data communications networks. The purchase price was paid in Lucent common stock and options.

(3)	Agere, Inc. was a developer of network processor integrated circuits. The purchase price was paid in Lucent common stock and options.

(4)	VTC Inc. was a supplier of integrated circuits to computer hard disk drive manufacturers. The purchase price was paid in cash.

     In connection with the acquisition of Herrmann, certain former stockholders of Herrmann also received 677,019 additional shares of Lucent common stock based on retention and the achievement of specified milestones.

     In connection with the acquisition of substantially all the assets of VTC, stockholders of VTC also received additional cash consideration of $50 as a result of meeting certain performance measures. The $50 payment resulted in additional goodwill.

     Included in the purchase price for the above acquisitions was IPRD, which was a non-cash charge to earnings for technology that had not reached technological feasibility and had no future alternative use. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and other acquired intangibles, less liabilities assumed. The value allocated to IPRD was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the IPRD were made for each project based on Lucent’s estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, gross margins and expense levels for similar products.

     Management is primarily responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. Actual results could differ from those amounts.

     During fiscal 2002 and 2001, the Company determined that there was an impairment to some of the goodwill and other acquired intangibles related to the acquisitions of Ortel, Herrmann, Agere and Enable. See Note 7 “Impairment of Goodwill and Other Acquired Intangibles.”

     If the acquisition of Ortel had occurred on October 1, 1999, the pro forma income statement would have reflected revenues of $4,760 and income before cumulative effect of accounting change of $48 for fiscal 2000. Pro forma adjustments to loss before cumulative effect of accounting change include the impact of a full year of amortization of goodwill and other acquired intangibles but exclude the effect of IPRD of $307 for fiscal 2000. These unaudited amounts are presented for information purposes only and are not necessarily indicative of the results of future operations or results that would have been achieved had this acquisition taken place at the beginning of fiscal 2000.

11. Investment in Silicon Manufacturing Partners

     In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor’s participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not expected to be shared in the same ratio as equity ownership. The Company recognized equity earnings of $40, $54 and $0 in fiscal 2002, 2001 and 2000, respectively.

     The following table shows the condensed balance sheets and statements of operations of SMP:

	September 30,
	2002	2001
Assets
Current assets	$146	$121
Noncurrent assets	443	549
Liabilities
Current liabilities	$161	$61
Noncurrent liabilities	206	406

	Year Ended September 30,
	2002	2001	2000
Revenue	$198	$234	$169
Gross profit	50	83	16
Income (loss) from continuing operations	15	47	(2)
Net income (loss)	$15	$47	$(2)

     Effective January 1, 2001, SMP adopted SFAS 133 and its corresponding amendments under SFAS 138. SMP has entered into interest rate swaps, which have been designated as cash flow hedges, to manage interest rate risk from its floating interest rate debt and has recorded the unrealized gain or loss from these hedges as a separate component of other comprehensive income (loss). The Company has a 51% equity interest in these transactions and, as a result, recorded an unrealized gain of $3 and an unrealized loss of $13 in other comprehensive income (loss) in fiscal 2002 and 2001, respectively. The Company’s investment in SMP was $179 and $136 at September 30, 2002 and 2001, respectively, and is recorded in other assets.

12. Available-for-Sale Securities

     The Company’s investments in marketable securities are classified as “available-for-sale.” The fair market value of available-for-sale securities included in the consolidated balance sheet was $41 as of September 30, 2001 and the Company had no available-for-sale securities as of September 30, 2002 and 2000. The unrealized gain recorded as a separate component of other comprehensive income (loss) for fiscal 2001 was $30. The Company sold its available-for-sale investment in fiscal 2002 for $49 and recognized a gain of $38.

13. Supplementary Financial Information

Statement of Operations Information

     The Company recorded inventory provisions classified within costs of $81, $409 and $29 in fiscal 2002, 2001 and 2000, respectively. These amounts are calculated in accordance with the Company’s inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

     The Company recorded increased depreciation of $69 in fiscal 2002, $60 of which is recorded in costs and $9 of which is recorded in restructuring and other charges – net. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. This additional depreciation is reflected in net loss and resulted in a $.04 per share loss in fiscal 2002.

	Year Ended September 30,
	2002	2001	2000
INCLUDED IN COSTS AND OPERATING EXPENSES:
Depreciation and amortization of property, plant and equipment	$445	$445	$477

OTHER INCOME - NET:
Interest income	$30	$69	$—
Gain (loss) on foreign currency transactions	3	(14)	6
Gain on sales of investments	41	—	18
Impairment of investments	(9)	(47)	—
Equity earnings from investments	40	42	4
Other income (loss)	15	(10)	5

Other income - net	$120	$40	$33

Balance Sheet Information

As of September 30, 2002, the Company has $16 of cash held in trust in support of obligations of the Company’s captive insurance company.

	September 30,
	2002	2001
INVENTORIES
Completed goods	$49	$87
Work in process	119	170
Raw materials	22	47

Inventories	$190	$304

ASSETS HELD FOR SALE:
Land and improvements	$—	$6
Buildings and improvements	—	57
Machinery, electronic and other equipment	—	31

Total assets held for sale	—	94
Less: accumulated depreciation and amortization	—	(42)

Assets held for sale	$—	$52

PROPERTY, PLANT AND EQUIPMENT—NET
Held and Used:
Land and improvements	$35	$38
Buildings and improvements	489	603
Machinery, electronic and other equipment	2,222	3,535

Total property, plant and equipment	2,746	4,176
Less: accumulated depreciation and amortization	(1,718)	(2,377)

Property, plant and equipment—net	$1,028	$1,799

     At September 30, 2001, property, plant and equipment held for sale was related to the Company’s manufacturing operations at its chip fabrication plant in Madrid, Spain.

Cash Flow Information

     Prior to the Separation, interest and income taxes were paid by Lucent on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company. Following the Separation, the Company began to pay interest and income tax expenses. Cash paid for interest was $71 and $84 for fiscal 2002 and 2001, respectively. Cash paid for income taxes was $38 and $52 for fiscal 2002 and 2001, respectively.

     Non-cash transactions in fiscal 2002 with Lucent resulted in a net increase to additional paid-in capital of $227. The increase is primarily the result of activity related to pension and postretirement benefits. In fiscal 2001, transfers from Lucent included a $2,500 decrease to additional paid-in capital to reflect the transfer of the credit facility; Agere did not receive any of the proceeds. In fiscal 2000, a $3,807 increase in owner’s net investment was recorded to reflect the Ortel, Herrmann and Agere, Inc. acquisitions that were made with Lucent common stock and options.

     Capital lease obligations of $80 were entered into in fiscal 2002, for the lease of semiconductor manufacturing equipment and other assets.

     Acquisitions of Businesses

     Shown below is the impact on cash flows related to the acquisition of businesses for cash in the fiscal years presented.

	Year Ended September 30,
	2002	2001	2000
Fair value of assets acquired, net of cash acquired	$—	$1	$106
Less: fair value of liabilities assumed	—	—	2

Acquisitions of businesses, net of cash acquired	$—	$1	$104

14. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate.

	Year Ended September 30,
	2002	2001	2000
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.2	1.1	2.1
Effect of non-U.S. earnings	(5.6)	(2.6)	(5.1)
Research credits	0.6	0.7	(2.5)
Foreign sales corporation	—	0.4	(1.4)
Valuation allowance	(36.1)	(12.3)	—
Other differences—net	(0.8)	(0.6)	(0.3)

Effective income tax rate excluding acquisition related costs (1)	(3.7)	21.7	27.8
Acquisition related costs (1)	—	(24.0)	130.2

Effective income tax rate	(3.7)%	(2.3)%	158.0%

(1) Non-tax deductible IPRD and amortization of goodwill.

     The fiscal 2002 and 2001 rates include the impact of recording a charge of approximately $630 and $553, respectively, to increase the valuation allowance for deferred tax assets. A full valuation allowance has been recorded for fiscal 2002 and 2001.

     The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended September 30,
	2002	2001	2000
INCOME (LOSS) BEFORE INCOME TAXES
United States	$(1,590)	$(4,451)	$(221)
Non-U.S	(157)	(56)	352

Income (loss) before income taxes	$(1,747)	$(4,507)	$131

PROVISION FOR INCOME TAXES
Current
Federal	$4	$7	$105
State and local	(1)	6	21
Non-U.S	21	50	83

Sub-total	24	63	209

Deferred
Federal	29	5	9
State and local	4	3	1
Non-U.S	7	34	(12)

Sub-total	40	42	(2)

Provision for income taxes	$64	$105	$207

     As of September 30, 2002, the Company had total federal and state net operating loss carryforwards (tax-effected) of approximately $740, and federal research and development credit carryforwards of approximately $35, the majority of which expires in fiscal 2022.

     The components of deferred tax assets and liabilities at September 30, 2002 and 2001 are as follows:

	September 30,
	2002	2001
Deferred Tax Assets
Benefit obligations	$141	$48
Reserves and allowances	178	132
Net operating loss/credit carryforwards	775	519
Valuation allowance	(997)	(537)
Intangibles	25	—
Other	6	9

Total deferred tax assets:	$128	$171

Deferred Tax Liabilities
Property, plant, and equipment	$128	$98
Investments	—	16
Intangibles	—	53

Total deferred tax liabilities:	$128	$167

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $290 and $423 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2002 and 2001, respectively, because these earnings are intended to be reinvested indefinitely.

15. Comprehensive Income (Loss)

     Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the consolidated and combined statements of operations. The components of accumulated other comprehensive loss are shown below.

	Foreign Currency Translation	Unrealized Holding Gains	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Ending balance September 30, 1999	$ (17)	$ —	$ —	$ —	$ (17)
Fiscal 2000 change	(35)	—	—	—	(35)

Ending balance September 30, 2000	(52)	—	—	—	(52)
Fiscal 2001 change	26	30	(13)	—	43

Ending balance September 30, 2001	(26)	30	(13)	—	(9)
Fiscal 2002 change	32	(30)	3	(170)	(165)

Ending balance September 30, 2002	$ 6	$ —	$ (10)	$ (170)	$ (174)

     The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gains (losses) on cash flow hedges are related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. There were also no income taxes provided for the unrealized holding gains on investments and the minimum pension liability adjustment due to the recording of a full valuation allowance against U.S. net deferred tax assets.

16. Stock Compensation Plans

     Agere has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. The Company has authorized a total of 362 million shares for issuance under these plans. At September 30, 2002, awards relating to 127,092,621 shares were outstanding and 234,907,379 shares remain available for the grant of awards under these plans. These shares can be either Class A or Class B common stock. All awards granted through September 30, 2002 under the stock-based compensation plans were related to Class A common stock. During fiscal 2002 and 2001, employees of the Company were granted stock options and other equity-based awards under Agere’s 2001 Long-Term Incentive Plan. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, have seven-year terms, and generally vest no later than four years from the date of grant.

     Employees of the Company were also granted stock options and other equity-based awards under Lucent stock-based compensation plans, generally before the IPO. In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for Lucent’s common stock effective at the acquisition date. On June 1, 2002, at the time of the Distribution, awards outstanding under Lucent’s stock-based compensation plans and held by Company employees were converted to Company stock-based awards. The pre-converted Lucent stock options generally were granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, had two to ten year terms and vested no later than four years from the date of grant. The Company stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as the Lucent stock options and awards they replaced. The number of shares covered by, and the exercise prices of each stock option were adjusted so that immediately following conversion, each option had the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the Lucent stock options immediately prior to the conversion. No new measurement date occurred upon conversion of the stock options. In connection with the Distribution, Lucent stock options held by Company employees were converted into Agere stock options for a total of 57,138,106 shares of Class A common stock.

     Agere maintains an Employee Stock Purchase Plan (the “ESPP”) with consecutive offering periods, each consisting of four purchase periods of approximately six months in length. The first offering period commenced on March 27, 2001 and ends April 30, 2003. Subsequent offering periods will run generally for 24 months beginning May 1 of every other year. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to certain limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee’s entry date for the current offering period, or the last trading day of each purchase period. The amount that may be offered pursuant to this plan is 85 million shares. Through September 30, 2002, 4,553,052 shares had been purchased under the ESPP and 80,446,948 shares remained available for purchase.

     Agere has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB No. 25, which uses the intrinsic value method, was $3, $4 and $1 for the years ended September 30, 2002, 2001 and 2000, respectively. If Agere had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value-based method, for its stock option plans and ESPP, net loss for the Company would have been changed to the pro forma amounts indicated below:

	Year Ended September 30,
	2002	2001	2000
NET LOSS
As reported	$(1,811)	$(4,616)	$(76)
Pro forma (1)	$(2,008)	$(4,830)	$(131)
LOSS PER SHARE - BASIC AND DILUTED
As reported	$(1.11)	$(3.46)	$(0.07)
Pro forma (1)	$(1.23)	$(3.62)	$(0.13)

(1)	The pro forma amounts shown above include the fair values of all Agere stock options, including Lucent options that were converted to Agere options at the Distribution date. Also included is the fair value of the option embedded in the Agere shares under the ESPP.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended September 30,
	2002	2001	2000
WEIGHTED AVERAGE ASSUMPTIONS (Agere)
Dividend Yield	0.00%	0.00%	n/a
Expected volatility	79.4%	66.8%	n/a
Risk-free interest rate	3.59%	4.16%	n/a
Expected holding period (in years)	3.1	2.4	n/a

WEIGHTED AVERAGE ASSUMPTIONS (Lucent)
Dividend Yield	n/a	0.58%	0.22%
Expected volatility	n/a	59.0%	39.2%
Risk-free interest rate	n/a	5.0%	6.2%
Expected holding period (in years)	n/a	3.0	2.8

n/a - not applicable

     Presented below is a summary of the status of the Lucent stock options held by Company employees prior to the Distribution and the related transactions for the eight months ended May 31, 2002 and the years ended September 30, 2001 and 2000. Also presented below is a summary of the status of Agere stock options and related transactions for fiscal years 2002 and 2001. The Lucent stock option activity is not necessarily indicative of what the activity would have been had Agere been a separate stand-alone company during the periods presented, or what the activity may be in the future.

	Shares (000’s)	Weighted Average Exercise Price
LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999	15,324	$27.13
Granted or Assumed (1)	32,505	32.65
Exercised	(4,339)	8.02
Forfeited or Expired	(1,723)	40.29

LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000	41,767	32.87
Avaya Inc. spin-off adjustments (2)	306	(.25)

LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000	42,073	32.62
Granted or Assumed (1)	9,526	17.30
Exercised	(2,033)	2.46
Forfeited or Expired	(4,086)	36.89

LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001	45,480	32.59
Granted	—	n/a
Exercised	(1,890)	1.97
Forfeited or Expired	(5,368)	6.47

LUCENT OPTIONS OUTSTANDING AT MAY 31, 2002	38,222	33.33
Agere spin-off adjustments (3)	18,916	(11.04)

AGERE OPTIONS SUBSTITUTED FOR LUCENT OPTIONS, OUTSTANDING AT JUNE 1, 2002	57,138	$22.29

AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000	—	—
Granted	151,763	$5.81
Exercised	—	—
Forfeited or Expired	(9,013)	5.87

AGERE OPTIONS OUTSTANDNG AT SEPTEMBER 30, 2001	142,750	5.81
Granted	5,649	5.11
Agere options substituted for Lucent options	57,138	22.29
Exercised	(41)	1.18
Forfeited or Expired	(32,050)	13.06

AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2002	173,446	$9.87

(1)	Includes options converted in acquisitions.
(2)	Effective with the spin-off of Avaya Inc. on September 30, 2000, the number of Lucent shares covered by each outstanding option was adjusted and all exercise prices were decreased to preserve the economic values of the options that existed prior to the spin-off.
(3)	Effective with the Distribution on June 1, 2002, the outstanding Lucent options were converted to Agere options. The number of Agere shares covered by substituted options was adjusted and all exercise prices were decreased immediately following the Distribution date to preserve the economic values of the options that existed prior to the Distribution.

     The weighted average fair value of the Agere stock options, and Lucent stock options held by Agere employees prior to the Distribution, was calculated using the Black-Scholes option-pricing model. The weighted average fair value of Agere stock options granted during fiscal 2002 and 2001 was $2.17 and $2.43 per share, respectively. The weighted average fair value of stock options granted by Lucent during fiscal 2001 and 2000 was $7.36 and $15.88 per share, respectively.

The following table summarizes the status of Agere stock options outstanding at September 30, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
$0.08 to $5.15	11,640	6.1	$3.19	5,236	$2.41
$5.16 to $5.85	57,302	5.8	5.59	15,827	5.60
$5.86 to $6.00	63,053	5.4	6.00	24,558	6.00
$6.01 to $10.30	6,649	5.2	7.78	4,998	7.85
$10.31 to $15.45	10,575	6.2	12.09	7,108	12.17
$15.46 to $25.75	7,790	6.2	21.74	6,677	22.59
$25.76 to $36.00	4,663	7.1	32.84	2,931	32.53
$36.01 to $41.25	9,318	7.3	39.34	5,185	39.35
$41.26 to $51.56	2,456	7.1	44.00	747	43.42

Total	173,446	5.8	$9.87	73,267	$11.70

Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to Company employees.

	Year Ended September 30,
	2002	2001	2000
Agere other stock unit awards granted (000’s)	—	75	n/a
Weighted average market value of shares granted during the period	n/a	$5.43	n/a
Lucent other stock unit awards granted (000’s) (1)	—	500	4
Weighted average market value of shares granted during the period (1)	n/a	$16.21	$64.91

(1)	Following the Distribution, the remaining 434 Lucent other stock unit awards were converted to 649 Agere other stock unit awards, with a weighted average market value at grant date of $11.73.

17. Loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the years ended September 30, 2002 and 2001, 35,076,790 potential common shares related to the convertible notes have been excluded from the fiscal 2002 calculation of diluted loss per share and 2,229 potential common shares related to other stock units have been excluded from the fiscal 2001 calculation of diluted loss per share because their effect would be anti-dilutive. For fiscal 2002 and 2001, 173,446,189 and 142,750,376 outstanding stock options, respectively, were excluded from the computation of loss per share because their effect would be anti-dilutive.

18. Benefit Obligations

     The Company has pension plans covering substantially all of it employees. Retirement benefits are based on a career average or flat dollar formula. A cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999. Participants in the cash balance plan are not entitled to benefits under the postretirement benefit plan.

     Prior to the Distribution, most of the Company’s management and occupational employees participated in Lucent’s pension and postretirement plans. Effective June 1, 2002, the Company assumed responsibility for all pension and postretirement benefits covering active employees of the Company, as well as employees who retired or terminated subsequent to the IPO. During June 2002, Lucent transferred to the Company the pension and postretirement assets and obligations related to these employees based on then available census data. This census data is subject to revisions that may result in transfers of assets to or from the Lucent plans. The Company anticipates finalizing the amounts to be transferred by no later than June 2003. Obligations related to retired and terminated vested employees prior to the IPO are the responsibility of Lucent.

     Lucent managed its employee benefit plans on a consolidated basis and separate Company information is not available for the periods prior to June 1, 2002. The consolidated and combined statements of operations include an allocation of the costs (credits) of the employee pension and postretirement plans. These costs (credits) were allocated based on the Company’s active employee population for each period presented prior to June 1, 2002. Net periodic benefit cost (credit) allocated from Lucent for the respective plans are as follows:

	Year Ended September 30,
	2002	2001	2000
Net periodic benefit cost (credit)
Pension benefits	$—	$(2)	$27
Postretirement benefits	7	10	15

Net periodic benefit cost (credit) from the beginning of June 2002, when the pension and postretirement assets and obligations were transferred from Lucent, includes the following components:

	Pension Benefits	Postretirement Benefits
Service cost	$ 12	$ 1
Interest cost	23	5
Expected return on plan assets	(41)	(4)
Amortization of prior service cost	2	—
Recognized net actuarial gain	(2)	—
Transition asset	(1)	—
Special termination benefits	165	5
Curtailment charges	16	27

Net periodic benefit cost (credit)	$ 174	$ 34

The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets at September 30, 2002:

	Pension Benefits	Postretirement Benefits
Change in benefit obligation
Obligation transferred from Lucent in June 2002	$996	$217
Service cost	12	1
Interest cost	23	5
Actuarial loss	36	26
Benefits paid	(39)	(3)
Special termination benefits	165	5
Curtailment charges	5	27

Benefit obligation at September 30, 2002	$1,198	$278

Change in plan assets
Fair value of plan assets transferred from Lucent in June 2002	$1,244	$97
Actual loss on plan assets	(195)	(20)
Employer contributions	—	1
Benefits paid	(39)	(3)

Fair value of plan assets at September 30, 2002	$1,010	$75

Funded status of the plan	$(188)	$(203)
Unrecognized net actuarial loss	213	80
Unrecognized prior service cost	11	1

Net amount recognized	$36	$(122)

     The special termination benefits are separation payments made to employees and are included in restructuring and other charges – net. The curtailment charges reflect an increase in the liabilities on the plans as employees are retiring sooner than what was originally anticipated, primarily due to the restructuring activities.

     Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits	Postretirement Benefits
Accrued benefit liability	$(145)	$(122)
Intangible asset	11	—
Accumulated other comprehensive income	170	—

Net amount recognized	$36	$(122)

Actuarial assumptions used to determine costs and benefit obligations for the principal pension plans and the postretirement benefit obligations were as follow:

	June 1, 2002		September 30, 2002
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Weighted average assumptions:
Discount rate	7.0%	7.0%	6.75%	6.75%
Expected return on plan assets	9.0%	9.0%	8.0%	8.0%
Rate of compensation increase	4.5%	—	4.0%	—

     For fiscal 2002, the assumed health care cost trend rates are 10.0% for participants under age 65 and 11.1% for participants age 65 or older. For dental care, for all ages, the trend rate is 3.8%. The health care and dental care cost trend rates for participants under age 65 is assumed to decrease gradually to 5% and 3.5% respectively, in the year 2006. A one percent annual change in the assumed cost trend rate would have a minimal effect on the total service and interest cost components and on the postretirement benefit obligation.

Savings Plans

     The Company established savings plans for its employees effective January 1, 2002. The majority of the Company’s employees are eligible to participate in these plans. Prior to January 1, 2002, the employees participated in similar plans sponsored by Lucent. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contribution to the savings plans was $17 in fiscal 2002. The Company’s contribution related to the Lucent plans was $25 and $21 in fiscal 2001 and 2000, respectively.

     Effective April 1, 2002, the Company began funding the employer match for U.S. employees with newly issued Class A common stock. Through September 30, 2002, 3,130,588 shares had been issued to the savings plan to fund the employer match.

19. Operating Segments

     Effective October 1, 2001, the Company realigned its business operations into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. These two groups comprise the Company’s reportable operating segments. The segments each include revenue from the licensing of intellectual property assigned to that segment. There were no intersegment sales.

     The Client Systems segment delivers integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals, and wireless local area networking. The segment is comprised of the remainder of the former Integrated Circuits segment.

     The Infrastructure Systems segment delivers solutions to the high-speed communications systems market. The segment is comprised of the former Optoelectronics segment and portions of the former Integrated Circuits segment. On August 14, 2002, the Company announced that it will exit its optoelectronics business. See Note 6 “Exit of Optoelectronics Business.”

     Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of amortization of goodwill and other acquired intangibles, IPRD, restructuring and other charges – net, the impairment of goodwill and other acquired intangibles, and (gain) loss on the sale of operating assets – net.

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

Reportable Segments

	Year Ended September 30,
	2002	2001	2000
Revenue
Client Systems	$1,259	$1,406	$1,649
Infrastructure Systems	918	2,674	3,059

Total	$2,177	$4,080	$4,708

Operating income (loss) (excluding amortization of goodwill and other acquired intangibles, IPRD, restructuring and other charges – net, impairment of goodwill and other acquired intangibles, and (gain) loss on the sale of operating assets – net)
Client Systems	$(64)	$(175)	$133
Infrastructure Systems	(719)	(377)	658

Total	$(783)	$(552)	$791

Reconciling Items

A reconciliation of the totals reported for the operating segments to the significant line items in the financial statements is shown below.

	Year Ended September 30,
	2002	2001	2000
Reportable segment operating income (loss)	$(783)	$(552)	$791
Less:
Amortization of goodwill and other acquired intangibles	59	415	189
IPRD	—	—	446
Restructuring and other charges - net	978	662	—
Impairment of goodwill and other acquired intangibles	220	2,762	—
(Gain) loss on the sale of operating assets - net	(294)	5	—

Total operating income (loss)	$(1,746)	$(4,396)	$156

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

	Year Ended September 30,
	2002	2001	2000
Integrated circuits	$1,912	$2,869	$3,507
Optoelectronic devices	265	1,211	1,201

Total revenue	$2,177	$4,080	$4,708

Geographic Information

	Revenue (1) Year Ended September 30,			Long-lived Assets (2) September 30,
	2002	2001	2000	2002	2001	2000
U.S.	$674	$1,834	$2,404	$928	$1,802	$4,945
Foreign Regions
Asia Pacific & Pacific Rim (3)	1,154	1,277	1,229	188	250	281
Europe, Middle East & Africa	273	739	867	8	128	146
Caribbean, Canada, Mexico & Latin America	76	230	208	5	14	2

Totals	$2,177	$4,080	$4,708	$1,129	$2,194	$5,374

(1)	Revenue is attributed to geographic areas based on the customer’s shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2)	Represents property, plant and equipment-net and goodwill and other acquired intangibles.

(3)	Singapore accounted for $349 of revenue in fiscal 2002 and $118 of long-lived assets as of September 30, 2002, which were greater than 10% of the Company’s revenues and long-lived assets.

Concentrations

     The Company’s sales are concentrated primarily in the communications and computer equipment markets, which are competitive and rapidly changing. Significant technological changes in these markets or customer requirements, changes in customer buying behavior, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. In fiscal 2002, two customers represented 13% and 10%, respectively, of the Company’s revenue. In fiscal 2001 and 2000, one customer represented 15% and 21% of the Company’s revenue, respectively.

20. Financial Instruments

Fair Values

     The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated and combined balance sheets approximate fair value.

     The carrying values of foreign exchange forward contracts at September 30, 2002 and 2001 equal their fair value. The carrying value and the fair value of the long-term convertible notes at September 30, 2002 were $410 and $225, respectively. The fair values of foreign exchange forward contracts and the long-term convertible notes were determined using quoted market rates.

Credit and Market Risk

     By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The Company seeks to reduce credit risk on financial instruments by dealing only with financially secure counterparties and establishes reserves for losses when deemed necessary. The Company seeks to limit its exposure to credit risks in any single country or region.

     All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. Agere manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

Derivative Financial Instruments

     The Company conducts its operations on a multinational basis, principally in U.S. dollars but also in several foreign currencies. Generally, foreign exchange forward contracts are designated for firmly committed and forecasted purchases and services that are expected to occur in less than one year. Agere enters into various foreign exchange forward contracts to manage its exposure to changes in those foreign exchange rates. The Company’s derivative financial instruments are used as risk management tools and are not for trading purposes.

     The notional amounts for foreign exchange forward contracts represent the U.S. dollar equivalent of an amount exchanged. As of September 30, 2002, Agere had outstanding forward exchange contracts primarily for Singapore dollars, British Pounds Sterling, and Euros. The notional amounts for these contracts were $14, $8, and $7, respectively. As of September 30, 2001, Agere had outstanding forward exchange contracts for British Pounds Sterling and Singapore dollars. The notional amounts for these contracts were $12 and $6, respectively. The fair values of the assets and liabilities associated with these instruments were $0 at September 30, 2002 and 2001.

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

Letters of Credit

     The Company is a party to letters of credit that represent purchased guarantees ensuring the Company’s performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $8 and $17 as of September 30, 2002 and 2001. The estimated fair value of these letters of credit was $0 as of September 30, 2002 and 2001, which is based on fees paid to obtain the obligations.

21. Transactions with Lucent

     Lucent was the majority stockholder and a related party of the Company until the Distribution, which occurred on June 1, 2002. Revenue from products sold to Lucent in fiscal 2002, through June 1, 2002, was $162. Revenue from products sold to Lucent for fiscal 2001 and 2000 was $606 and $1,002, respectively. Included in these amounts are revenues of $65 in fiscal 2000 from sales to Avaya, which was the enterprise networks business of Lucent until its spin-off from Lucent on September 30, 2000. Sales to Avaya after that date are not considered transactions with Lucent. Products purchased from Lucent were $22 and $23 for fiscal 2001 and 2000, respectively. There were no material purchases of products from Lucent in fiscal 2002. There was also $42 of trade receivables due from Lucent as of September 30, 2001. In addition, Lucent billed the Company $23 and $67 in fiscal 2001 and 2000, respectively, for specific research and development projects related to the Company’s businesses.

     In connection with the Separation and Distribution, the Company and Lucent entered into the Separation and Distribution Agreement and other related agreements, certain of which are summarized below. This summary is qualified in all respects by the terms of the actual agreements.

Separation and Distribution Agreement

     The Separation and Distribution Agreement governs the transfer by Lucent to the Company of all the assets, liabilities and operations associated with the Company’s Businesses and, among other things, provides that the Company will indemnify Lucent for all liabilities relating to the Company’s Businesses and for all contingent liabilities primarily relating to the Company’s Businesses. In addition, the Separation and Distribution Agreement provides that certain contingent liabilities will be shared by Lucent and the Company based on agreed upon percentages.

Microelectronics Product Purchase Agreements

     The Company and Lucent entered into a Microelectronics Product Purchase Agreement that governed the purchase by Lucent of Agere products. In light of the dramatic decline in demand for telecommunications products that occurred since the parties entered into the original agreement and the Company’s desire to maintain its relationship with Lucent, the parties amended the agreement on July 17, 2002. The amendment provides that:

•	The term of the agreement was extended to September 30, 2006.
•	For “existing products”, Lucent agreed that, as long as Agere’s terms and products are competitive:
—	During the fiscal year ending September 30, 2002, and each of the next four fiscal years, it would purchase from Agere 90% of its requirements for existing products.
—	In the fiscal year ending September 30, 2002, it would purchase a specified amount of existing products, if that amount is greater than 90% of its requirements for those products.
—	Lucent will furnish to Agere all requests for quotations it distributes for existing products.
“Existing products” are products of the kind being purchased by Lucent from Agere as of the date of the amendment, as well as any next generation or successor products.
•	For “new products”:
—	Lucent will purchase from Agere at least 60% of the business covered by each request for quotation for new products, as long as Agere’s terms and products are competitive.
—	Lucent will pursue with Agere joint research and joint development projects that may lead to new products, as long as Agere is competitive on criteria established by Lucent.
“New products” are products within Agere’s served available market that are not existing products.
•	Lucent’s actual purchases for the contract year ended January 31, 2002, satisfy Lucent’s purchase commitment under the agreement for that year.
•	Lucent assigned to Agere a number of patents and intellectual property license agreements.
•	Lucent forgave specified amounts owed by Agere to Lucent under existing intellectual property license agreements.
•	Lucent provided Agere with the ability to terminate leases at Lucent’s New Jersey locations earlier than contemplated by the original agreements.

Interim Services and Systems Replication Agreement

     The Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. This agreement also provided for the replication and transfer of designated computer systems used for administrative support or used in the Company’s Businesses or Lucent’s other businesses. The systems include specified hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing hardware or obtaining software are borne by the party purchasing the hardware or licensing the software. The costs associated with this agreement amounted to $7 and $73 for fiscal 2002 and 2001, respectively. The Company does not anticipate any additional costs related to this agreement subsequent to September 30, 2002.

Tax Sharing Agreement

     The Company and Lucent entered into a Tax Sharing Agreement, which governs the Company’s and Lucent’s respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of the corporate restructuring activities undertaken to implement the Separation. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions taken by the Company, then the Company will be solely liable for any resulting corporate taxes.

Patent Assignments

     The Company and Lucent executed patent assignments and other agreements related to patents owned or controlled by Lucent. The patent assignments divided ownership of patents, patent applications and foreign counterparts between the Company and Lucent. Lucent transferred to Agere ownership of or exclusive rights in certain patents and patent applications held by Lucent before the Separation that relate principally to the Company’s Businesses. Lucent retained ownership of all other patents and patent applications.

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

Patent and Technology License Agreement

     The Company and Lucent entered into a Patent and Technology License Agreement related to patents and technology owned or controlled by the Company and Lucent. The Patent and Technology License Agreement provides for cross-licenses to each company. The Company and Lucent granted to each other, under the patents that each company has, a nonexclusive, personal, nontransferable license to make, have made, use, lease, import, offer to sell, and sell any and all products and services of the businesses in which the licensed company, including related companies, is now or hereafter engaged. The cross-licenses also permit each company, subject to limitations, to have third parties make items under the other company’s patents, as well as to pass through to customers limited rights under the other company’s patents with respect to products and services furnished to customers by the licensed company. Certain patents are licensed exclusively to each party, including the right to grant sublicenses, subject to retention of a right to use those patents by the licensing party. Otherwise, the right to sublicense to unaffiliated third parties was not granted under the cross-licenses, except for limited rights in connection with establishing second source suppliers, performing joint development activities and rights to sublicense a divested business. The cross-licenses between the Company and Lucent cover all of each company’s patents, including patents issued on patent applications with a filing date prior to February 1, 2003. The Patent and Technology License Agreement also grants to the Company a joint ownership interest to a limited number of patents and patent applications.

22. Commitments and Contingencies

     In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2002, would not be material to the annual consolidated financial statements.

     The Company has an agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, the Company believes it is unlikely that it would have to pay any significant amounts for underutilization in the near future. However, if the Company’s purchases under this agreement are less than anticipated, the Company’s cash obligation to SMP may be significant.

Legal Proceedings

     An investigation was commenced on April 4, 2001, by the U.S. International Trade Commission based on a request of Proxim, alleging patent infringement by 14 companies, including some of the Company’s customers, for wireless local area networking products. Proxim alleged infringement of three patents related to spread-spectrum coding techniques. Spread-spectrum coding techniques refers to a way of transmitting a signal for wireless communications by spreading the signal over a wide frequency band. One of the Company’s subsidiaries, Agere Systems Guardian Corp., filed a lawsuit on May 23, 2001, in the U.S. District Court in Delaware against Proxim alleging infringement of three patents used in Proxim’s wireless local area networking products. In connection with the Company’s sale of its wireless LAN equipment business to Proxim, the Company and Proxim entered into a cross license which resulted in the dismissal on September 6, 2002, of the International Trade Commission proceeding against the Company’s customers to the extent based on the use of the Company’s products, as well as the Delaware proceeding against Proxim.

Environmental, Health and Safety

     The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Agere is a potentially responsible party at numerous Superfund sites and sites otherwise requiring cleanup action. Specifically, Agere has liabilities for costs associated with five Superfund sites, two facilities formerly owned by Lucent, and one current manufacturing facility.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company’s potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of September 30, 2002, cannot be estimated.

Leases

     The Company leases land, buildings and equipment under agreements that expire in various years through 2013. Rental expense under operating leases was $125, $133 and $97 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The table below shows the future minimum lease payments due under non-cancelable leases at September 30, 2002. Such payments total $221 for operating leases. The net present value of such payments on the capital lease obligations was $110 after deducting imputed interest of $22.

	Year Ended September 30,

	2003	2004	2005	2006	2007	Later Years
Operating leases	$76	$57	$26	$14	$13	$35
Capital leases	46	45	28	13	—	—

Total	$122	$102	$54	$27	$13	$35

23. Quarterly Information (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Total
YEAR ENDED SEPTEMBER 30, 2002
Revenue	$537	$551	$560	$529	$2,177
Gross profit	16	53	63	119	251
Net loss	$(375)	$(219)	$(332)	$(885)	$(1,811)
Basic and diluted loss per share	$(0.23)	$(0.13)	$(0.20)	$(0.55)	$(1.11)
Weighted average shares outstanding— basic and diluted (in millions)	1,635	1,636	1,637	1,641	1,637

YEAR ENDED SEPTEMBER 30, 2001
Revenue	$1,362	$1,191	$927	$600	$4,080
Gross profit (loss)	580	441	(35)	10	996
Loss before cumulative effect of accounting change	—	(148)	(1,110)	(3,354)	(4,612)
Cumulative effect of accounting change	(4)	—	—	—	(4)
Net loss	$(4)	$(148)	$(1,110)	$(3,354)	$(4,616)
Basic and diluted loss per share:
Loss before cumulative effect of accounting change	—	$(.15)	$(.68)	$(2.05)	$(3.46)
Cumulative effect of accounting change	—	—	—	—	—
Net loss	—	$(.15)	$(.68)	$(2.05)	$(3.46)
Weighted average shares outstanding— basic and diluted (in millions)	1,035	1,035	1,629	1,635	1,334

24. Subsequent Events

Sale of certain assets and liabilities of the optoelectronics business

     On October 21, 2002, the Company entered into an agreement with TriQuint Semiconductor, Inc. (“TriQuint”) to sell certain assets and liabilities related to the optoelectronics business of the Infrastructure Systems segment for $40 million in cash. The transaction includes the products, technology and some facilities related to the Company’s optoelectronics business, which includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems. The agreement does not include the Company’s business that provides optoelectronic components for cable television transmission systems.

     As part of the sale, the Company’s facilities in Breinigsville, Pa. and Matamoros, Mexico, are expected to be transferred and approximately 300 of the Company’s employees are expected to join TriQuint. In addition, Agere will manufacture and supply certain optoelectronic components to TriQuint under a transitional manufacturing agreement ending on or before March 31, 2003. The companies anticipate closing the sale in January 2003, subject to regulatory approval and other customary closing conditions.

Patent infringement litigation

     On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation (“Intersil”) in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company’s patents related to 802.11 wireless networking and is seeking monetary damages for Intersil’s infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. The Company believes that Intersil's claims are without merit.

     On October 30, 2002, Choice-Intersil Microsystems, Inc. (“Choice-Intersil”), filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges misappropriation of trade secrets that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company believes that Choice-Intersil’s claims are without merit.

     On November 19, 2002, the Company filed a lawsuit against Choice-Intersil, Intersil and Intersil Americas Inc. in state court in Delaware. The Company alleged, among other things, misappropriation of trade secrets and breach of contract relating to the trade secrets that were jointly developed and jointly-owned by Digital Ocean, Inc. and Lucent. The Company is seeking an injunction against further use and disclosure of the trade secrets and damages for past disclosure and misuse.

     The Company intends to vigorously defend itself against the claims of the Intersil parties.

Amendment of the Accounts Receivable Securitization

     On November 12, 2002, Agere Systems Inc. and certain of its subsidiaries amended the accounts receivable securitization agreement. In connection with the amendment, the expiration of the agreement was extended from January 21, 2003 to November 11, 2003. The pricing index for the annual commitment fee was also revised to specify that if Agere’s credit rating were to decrease one or two levels, the commitment fee will increase to 2% or 3% per annum, respectively. The overall committed amounts under the loan agreement of $200 remains unchanged.

AGERE SYSTEMS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Fiscal 2002
Allowance for doubtful accounts	33	(4)	—		20	(a)	9
Deferred tax asset valuation allowance	537	630	66	(b)	236	(c)	997
Fiscal 2001
Allowance for doubtful accounts	17	26	—		10	(a)	33
Deferred tax asset valuation allowance	—	553	(16)	(d)	—		537
Fiscal 2000
Allowance for doubtful accounts	11	10	—		4	(a)	17
Deferred tax asset valuation allowance	—	—	—		—		—

(a)	Amounts written off as uncollectible, payments or recoveries.
(b)	Amount offsets deferred tax asset associated with future tax deductions upon payment of pension liabilities.
(c)	Deductions represent adjustments to prior year valuation allowance based on tax return filings.
(d)	Amount offsets deferred tax liability associated with the potential future gain on the sale of available-for-sale securities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Apart from certain information concerning our executive officers which is set forth in Part I of this report, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2003 annual meeting, including the information set forth under the caption “Election of Directors.”

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2003 annual meeting, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information about our equity compensation plans as of September 30, 2002. All outstanding awards relate to our Class A common stock. For additional information about our equity compensation plans, see note 16 to our financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	137,757,394	$7.0357	315,354,327	(2)

Equity compensation plans not approved by security holders (3)	29,219,668	$24.3795	0

Total	166,977,062	$10.0707	315,354,327

(1)	In connection with our spin-off from Lucent, we assumed stock options that had originally been granted by Lucent or AT&T or companies that Lucent had acquired. The table does not include information for equity compensation plans assumed by Lucent in connection with acquisitions of the companies that originally established those plans. At September 30, 2002, 7,108,283 shares were issuable upon exercise of outstanding options, with a weighted-average exercise price of $5.0058 per share, under these plans. Since the spin-off we have not granted, and we will not grant in the future, any additional options under these plans.

(2)	Includes 233,292,379 shares available for issuance under our 2001 Long Term Incentive Plan in connection with stock options, stock appreciation rights, restricted stock awards, performance shares and units, dividend equivalents and other stock unit awards. Under that plan, 39,975,000 shares remain available for the grant of stock appreciation rights, restricted stock, performance shares and other stock unit awards.

(3)	All of the shares reported in this row were stock options granted prior to our spin-off by Lucent under Lucent plans that had not been approved by Lucent’s stockholders and that we assumed in connection with the spin-off. Since the spin-off, we have not granted, and we will not grant in the future, any further awards under these plans.

     The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2003 annual meeting, including the information set forth under the caption “Beneficial Ownership of Agere Common Stock.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2003 annual meeting, including the information set forth under the caption “Executive Agreements and Related Transactions.”

Item 14. Controls and Procedures

     Within 90 days of the filing of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

     See Item 15(c) below.

(b) Reports on Form 8-K

     Current Report on Form 8-K filed July 18, 2002 pursuant to Item 5 (Other Events).

     Current Report on Form 8-K/A filed July 19, 2002 pursuant to Item 5 (Other Events).

     Current Report on Form 8-K filed on August 13, 2002 pursuant to Item 7 (Financial Statements).

     Current Report on Form 8-K filed on August 14, 2002 pursuant to Item 5 (Other Events).

     Current Report on Form 8-K filed on September 30, 2002 pursuant to Item 5 (Other Events).

(c) Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-58324)

3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, File No. 333-51594)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-51594)

4.2	Specimen Class B Common Stock certificate*

4.3	Certificate of Incorporation (filed as Exhibit 3.1 hereto)

4.4	By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)

4.5	Rights Agreement between Agere Systems Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-58324)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)

4.7	Indenture for $410,000,000 Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 9, 2002)

10.1	Separation and Distribution Agreement (filed as Exhibit 2 hereto)

10.2	Interim Services and Systems Replication Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-51594)

10.3	Amended and Restated Employee Benefits Agreement (incorporated by reference to Exhibit 99.1 to our Form 8-K filed July 18, 2002)

10.4	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)

10.5	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)

10.6	Trademark License Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-51594)

10.7	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-51594)

10.8	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)

10.9	Joint Design Center Operating Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-51594)

10.10	Termination Agreement for Joint Design Center Operating Agreement*

10.11	Fiber Product Purchase Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-51594)

10.12	Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-51594)

10.13	Amendment to Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K, filed July 18, 2002)

10.14	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)

10.15	Receivables Loan Agreement (incorporated by reference to Exhibit 10 of our Registration Statement on Form S-3, File No. 333-81632, filed May 21, 2002)

10.16	Amendment No. 1 to Receivables Loan Agreement*

10.17	Amendment No. 2 to Receivables Loan Agreement*

10.18	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)+

10.19	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)+

10.20	Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-51594)+

10.21	Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-51594)+

10.22	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-51594)+

10.23	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)+

10.24	Agere Systems Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-51594)+

10.25	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)+

10.26	Agere Systems Inc. Officer Severance Policy+ *

10.27	Agere Systems Inc. Medium-Term Incentive Plan+ *

10.28	1996 Lucent Long Term Incentive Program For Agere Employees+ *

10.29	1997 Lucent Long Term Incentive Plan For Agere Employees+ *

10.30	1998 Global Stock Option Plan For Agere Employees+ *

10.31	Founders Grant Stock Option Plan For Agere Employees+ *

10.32	1987 AT&T Stock Option Plan For Agere Employees+ *

10.33	Letter Agreement with Mark Greenquist (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed December 10, 2001)+

10.34	Amendment to Letter Agreement with Mark Greenquist (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)+

10.35	Letter Agreement with Ronald Black (incorporated by reference to Exhibit 24 to our Annual Report on Form 10-K, filed December 10, 2001)+

10.36	Amendment to Letter Agreement with Ronald Black (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)+

12	Computation of Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries of Agere Systems Inc.*

23	Consent of PricewaterhouseCoopers LLP*

24	Powers of Attorney*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

+	Exhibit represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 12th day of December, 2002.

AGERE SYSTEMS INC. By: /s/ MARK T. GREENQUIST —————————————— Mark T. Greenquist Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JOHN T. DICKSON —————————————— John T. Dickson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2002

/s/ MARK T. GREENQUIST —————————————— Mark T. Greenquist	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2002

* —————————————— Richard L. Clemmer	Director

* —————————————— Rajiv L. Gupta	Director

* —————————————— Rae F. Sedel	Director

* —————————————— Harold A. Wagner	Chairman of the Board

* —————————————— John A. Young	Director

* By:	/s/ MARK T. GREENQUIST, —————————————— (Attorney in Fact) December 12, 2002

CERTIFICATIONS

I, John T. Dickson, certify that:

1. I have reviewed this annual report on Form 10-K of Agere Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ JOHN T. DICKSON —————————————— John T. Dickson President and Chief Executive Officer

I, Mark T. Greenquist, certify that:

1. I have reviewed this annual report on Form 10-K of Agere Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ MARK T. GREENQUIST —————————————— Mark T. Greenquist Executive Vice President and Chief Financial Officer