Form 10-Q
period 2002-12-31
AGERE SYSTEMS INC
filed 2003-02-10
CIK 1129446

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 10, 2003

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                      Telephone -- Area Code 610-712-6011

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    At January 31, 2003, 744,288,076 shares of Class A common stock and 907,995,677 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information
    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Statements of Operations for
        the three months ended December 31, 2002 and 2001...    2
        Condensed Consolidated Balance Sheets as of December
        31, 2002 and September 30, 2002.....................    3
        Condensed Consolidated Statements of Cash Flows for
        the three months ended December 31, 2002 and 2001...    4
        Notes to Condensed Consolidated Financial
        Statements..........................................    5
    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   18
    Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   26
    Item 4. Controls and Procedures.........................   26

Part II -- Other Information
    Item 1. Legal Proceedings...............................   27
    Item 6. Exhibits and Reports on Form 8-K................   27

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                               ----     ----
Revenue.....................................................  $  436   $  445
Costs.......................................................     323      367
                                                              ------   ------
Gross profit................................................     113       78
                                                              ------   ------
Operating expenses:
    Selling, general and administrative.....................      73      101
    Research and development................................     127      177
    Amortization of goodwill and other acquired
      intangibles...........................................       2        8
    Restructuring and other charges -- net..................      25       64
    Loss on sale of operating assets -- net.................      --        1
                                                              ------   ------
        Total operating expenses............................     227      351
                                                              ------   ------
Operating loss..............................................    (114)    (273)
Other income -- net.........................................       3       36
Interest expense............................................      13       50
                                                              ------   ------
Loss from continuing operations before provision for income
  taxes.....................................................    (124)    (287)
Provision for income taxes..................................      24       20
                                                              ------   ------
Loss from continuing operations.............................    (148)    (307)
Income (loss) from discontinued operations (net of taxes)...       7      (68)
                                                              ------   ------
Loss before cumulative effect of accounting change..........    (141)    (375)
Cumulative effect of accounting change (net of taxes).......      (5)      --
                                                              ------   ------
Net loss....................................................  $ (146)  $ (375)
                                                              ------   ------
                                                              ------   ------
Basic and diluted income (loss) per share information:
    Loss from continuing operations.........................  $(0.09)  $(0.19)
    Income (loss) from discontinued operations..............      --    (0.04)
                                                              ------   ------
    Loss before cumulative effect of accounting change......   (0.09)   (0.23)
    Cumulative effect of accounting change..................      --       --
                                                              ------   ------
    Net loss................................................  $(0.09)  $(0.23)
                                                              ------   ------
                                                              ------   ------
    Weighted average shares outstanding -- basic and diluted
      (in millions).........................................   1,648    1,635
                                                              ------   ------
                                                              ------   ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                                  ----           ----
ASSETS
Current Assets
    Cash and cash equivalents...............................     $  713         $  891
    Cash held in trust......................................         20             16
    Trade receivables, less allowances of $6 as of
      December 31, 2002 and $9 as of September 30, 2002.....        262            256
    Inventories.............................................        172            190
    Prepaid expenses........................................         57             57
    Assets held for sale....................................         23             --
    Other current assets....................................         31             46
                                                                 ------         ------
        Total current assets................................      1,278          1,456
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $1,738 as of
  December 31, 2002 and $1,718 as of September 30, 2002.....        946          1,028
Goodwill....................................................         83             83
Other acquired intangibles -- net of accumulated
  amortization..............................................         16             18
Other assets................................................        283            279
                                                                 ------         ------
        Total assets........................................     $2,606         $2,864
                                                                 ------         ------
                                                                 ------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................     $  235         $  269
    Payroll and related benefits............................        101            111
    Short-term debt.........................................        171            197
    Income taxes payable....................................        365            355
    Restructuring reserve...................................        119            162
    Other current liabilities...............................        158            173
                                                                 ------         ------
        Total current liabilities...........................      1,149          1,267
Postemployment benefits.....................................         78             78
Pension and postretirement benefits.........................        265            267
Long-term debt..............................................        471            486
Other liabilities...........................................         48             34
                                                                 ------         ------
        Total liabilities...................................      2,011          2,132
                                                                 ------         ------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....         --             --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 742,903,556 shares
  issued and outstanding after deducting 4,248 treasury
  shares issued as of December 31, 2002 and 734,785,226
  shares issued and outstanding after deducting 4,248
  treasury shares issued as of September 30, 2002...........          7              7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 907,995,677 shares
  issued and outstanding after deducting 104,323 treasury
  shares issued as of December 31, 2002 and September 30,
  2002......................................................          9              9
Additional paid-in capital..................................      7,252          7,243
Accumulated deficit.........................................     (6,499)        (6,353)
Accumulated other comprehensive loss........................       (174)          (174)
                                                                 ------         ------
        Total stockholders' equity..........................        595            732
                                                                 ------         ------
        Total liabilities and stockholders' equity..........     $2,606         $2,864
                                                                 ------         ------
                                                                 ------         ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                   THREE
                                                                MONTHS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              2002      2001
                                                              ----      ----
OPERATING ACTIVITIES
    Net loss................................................  $(146)   $  (375)
    Less: Income (loss) from discontinued operations........      7        (68)
         Cumulative effect of accounting change.............     (5)        --
                                                              -----    -------
    Loss from continuing operations.........................   (148)      (307)
    Adjustments to reconcile loss from continuing operations
      to net cash used in operating activities from
      continuing operations:
        Restructuring expense -- net of cash payments.......    (16)       (10)
        Provision for inventory write-downs.................     --         12
        Depreciation and amortization.......................     89         97
        (Benefit) provision for uncollectibles..............     (1)         3
        Provision for deferred income taxes.................      5          2
        Equity earnings from investments....................     (2)       (21)
        Gain on sales of investments........................     --         (2)
        Amortization of debt issuance costs.................      1         19
        Decrease in receivables.............................     16         60
        Increase in inventories.............................     (8)       (24)
        Decrease in accounts payable........................    (34)      (108)
        Increase in payroll and benefit liabilities.........      2         11
        Changes in other operating assets and liabilities...     22        (10)
        Other adjustments for non-cash items -- net.........     --          5
                                                              -----    -------
    Net cash used in operating activities from continuing
      operations............................................    (74)      (273)
                                                              -----    -------
INVESTING ACTIVITIES
    Capital expenditures....................................    (30)       (33)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................     10        105
    Proceeds from sales of investments......................     --          3
    Cash designated as held in trust........................     (4)        --
                                                              -----    -------
    Net cash provided (used) by investing activities from
      continuing operations.................................    (24)        75
                                                              -----    -------
FINANCING ACTIVITIES
    Payment of credit facility fees.........................     --        (21)
    Proceeds from the issuance of stock -- net of expense...      5         --
    Principal repayments on short-term debt.................    (28)    (1,123)
    Principal repayments on long-term debt..................    (15)        --
                                                              -----    -------
    Net cash used in financing activities from continuing
      operations............................................    (38)    (1,144)
                                                              -----    -------
Net cash used in continuing operations......................   (136)    (1,342)
Net cash used in discontinued operations....................    (42)       (29)
                                                              -----    -------
Net decrease in cash and cash equivalents...................   (178)    (1,371)
Cash and cash equivalents at beginning of period............    891      3,152
                                                              -----    -------
Cash and cash equivalents at end of period..................  $ 713    $ 1,781
                                                              -----    -------
                                                              -----    -------

           See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent') on August 1, 2000. On February 1, 2001, Lucent transferred to Agere substantially all of the assets and liabilities related to the Company's business (the 'Separation'). On April 2, 2001, the Company completed the initial public offering of its Class A common stock, while Lucent retained all of the Company's outstanding Class B common stock. On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the 'Distribution'). Prior to the Distribution, Agere was a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the Distribution was $78 for the three months ended December 31, 2001, of which $24 is recorded within income (loss) from discontinued operations.

    On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The condensed consolidated financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. See Note 2 'Discontinued Operations.'

    Effective with the first quarter of fiscal 2003, the Company refined its methodology for allocating shared information technology expenses to its operating segments and between costs, selling, general and administrative expenses, and research and development expenses. The Company believes that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since the Separation. Historical amounts for the three months ended
December 31, 2001 have been conformed to the current presentation. As a result of this change, for the three months ended December 31, 2001, approximately $20 of expenses previously reflected in costs were reclassified to operating expenses.

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ('U.S.'). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2002. The condensed financial information as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three months ended December 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

2. DISCONTINUED OPERATIONS

    On August 14, 2002, the Company announced plans to exit its optoelectronic components business no later than June 30, 2003. The Company has historically reported this business as part of its Infrastructure Systems segment. The condensed consolidated financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. The Company first reflected this business as discontinued operations beginning in the first quarter of fiscal 2003 when the Company entered into an agreement with TriQuint Semiconductor, Inc. ('TriQuint') to sell a substantial portion of the business, as noted below, and determined it could sell the remainder of the business. Inventory related to this business has been classified as held for sale on the condensed consolidated balance sheet as of December 31, 2002. Property, plant and equipment related to this business was fully impaired in fiscal 2002. The revenues, costs and expenses directly associated with this business have been reclassified as discontinued operations on the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Revenue recorded within discontinued operations was $54 and $92 for the three months ended December 31, 2002 and 2001, respectively. Income (loss) from discontinued operations before income taxes was $7 and $(68) for the three months ended December 31, 2002 and 2001, respectively.

    On October 21, 2002, the Company entered into an agreement with TriQuint to sell a substantial portion of its optoelectronic components business for $40 in cash. This transaction includes the products, technology and certain facilities related to this business; and includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems. As part of the sale, the Company's facilities in Breinigsville, Pennsylvania and Matamoros, Mexico will be transferred and approximately 340 of the Company's employees will join TriQuint. The sale to TriQuint does not include the remainder of the Company's optoelectronic components business that provides cable television transmission systems, telecom access and satellite communications components (the 'CATV' business). See Note 15 'Subsequent Events.'

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value in the period in which they are incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. The net assets that were capitalized upon adoption, which related to lease obligations, amounted to $2, and the associated liability was $7. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002, resulted in a cumulative loss of $5. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The increase in net loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. The pro forma effect of retroactive application of SFAS 143 to the period ended December 31, 2001 would not change the net loss and loss per share, as reported.

4. RESTRUCTURING AND OTHER CHARGES -- NET

    Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2003, the Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of the optoelectronic components business. In the first quarter of fiscal 2003, the Company recorded net restructuring and related charges of $25. This amount is comprised of charges of $64, offset by credits of $39. Of the $64 in charges, $54 relates to continuing operations while $10 relates to discontinued operations. Of the $39 in credits, $29 relates to continuing operations while $10 relates to discontinued operations. In the first quarter of fiscal 2002, the Company recorded net restructuring and related charges of $70. This amount is comprised of charges of $121, offset by credits of $51. Of the $121 in charges, $112 relates to continuing operations while $9 relates to discontinued operations. Of the $51 in credits, $50 relates to continuing operations while $1 relates to discontinued operations. Charges related to continuing operations are included in restructuring and other charges -- net. The Company also incurred $2 of expenses in the three months ended December 31, 2001 relating to its separation from Lucent classified within restructuring and other charges -- net.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2002

    The following table sets forth the Company's restructuring reserves as of September 30, 2002 and reflects the activity affecting the reserve for the three months ended December 31, 2002:

                                                             THREE MONTHS ENDED
                                                             DECEMBER 31, 2002
                            SEPTEMBER 30,     ------------------------------------------------     DECEMBER 31,
                                2002            RESTRUCTURING                                          2002
                          -----------------      AND RELATED          NON-CASH                   -----------------
                            RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                               RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                               -------        -------   -------   -------   -------   --------        -------
Workforce reductions....        $ 60            $ 7      $(12)     $ --       $ 7       $(34)          $ 28
Rationalization of
  manufacturing capacity
  and other charges.....         102             57       (27)      (32)       10        (19)            91
                                ----            ---      ----      ----       ---       ----           ----
    Total...............        $162            $64      $(39)     $(32)      $17       $(53)          $119
                                ----            ---      ----      ----       ---       ----           ----
                                ----            ---      ----      ----       ---       ----           ----

Continuing Operations...                        $54      $(29)     $(31)      $12       $(41)
Discontinued
  Operations............                         10       (10)       (1)        5        (12)
                                                ---      ----      ----       ---       ----
    Total...............                        $64      $(39)     $(32)      $17       $(53)
                                                ---      ----      ----       ---       ----
                                                ---      ----      ----       ---       ----

    Workforce Reductions

    During the first quarter of fiscal 2003, the Company recorded restructuring cash charges of $7 and credits of $12 related to workforce reductions. The credits are principally due to the reversal of severance and benefit costs associated with approximately 340 employees joining TriQuint. Of this credit, $7 is a non-cash credit primarily due to the decrease in severance and benefits to be paid from the Company's pension assets.

    As previously announced on August 14, 2002, the Company expects to reduce its active workforce by a total of approximately 4,000 employees by the end of December 2003 as part of its plan to exit the optoelectronic components business and consolidate U. S. manufacturing operations into Orlando, Florida. As a result of this initiative, approximately 1,300 employees were off-roll as of December 31, 2002.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $57 in the first quarter of fiscal 2003 relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. Of the charges recorded for the first quarter of fiscal 2003, $23 was for asset impairments, $8 for facility closings, $5 for contract terminations, $9 for additional depreciation and $12 for other related costs. Of the asset impairment charges of $23, $11 was related to the resizing of Orlando's research and development and manufacturing operations and $12 was for all other impairments related to the rationalization of underutilized manufacturing facilities. The facility closing charges of $8 are due to facility lease terminations, including non-cancelable leases, and facility restoration costs associated with exiting the portion of the optoelectronic components business located in Irwindale, California. The additional depreciation charges of $9 were recognized due to shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The $12 of other related costs was incurred to implement the restructuring initiatives and includes costs for the relocation and training of employees and for the relocation of equipment.

    The Company recorded restructuring credits of $27 in the first quarter of fiscal 2003. These credits consist of $10 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions and $17 for a reversal of reserves associated with the resizing of the research and

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 for related asset decommissioning costs.

    Restructuring Reserve Balances as of December 31, 2002

    The Company anticipates that the majority of the $28 restructuring reserve as of December 31, 2002, relating to workforce reductions, will be paid by the end of calendar year 2003. The Company also anticipates that the restructuring reserve balance of $91 relating to the rationalization of manufacturing capacity and other charges as of December 31, 2002 will be paid as follows: the majority of the contract terminations of $41 will be paid by the end of fiscal year 2003, facility termination fees and non-cancelable lease obligations of $25 will be paid over the respective lease terms through 2010 and most of the facility restoration costs and other costs of $25 will be paid by the end of fiscal 2003. The Company expects to fund these cash outlays with cash on hand. The restructuring reserve associated with the Company's discontinued operations will remain an obligation of the Company and therefore no portion of the reserve balance has been classified as 'held for sale.'

THREE MONTHS ENDED DECEMBER 31, 2001

    The following table sets forth the Company's restructuring reserve as of September 30, 2001 and reflects the activity affecting the reserve for the three months ended December 31, 2001:

                           SEPTEMBER 30,                   THREE MONTHS ENDED                    DECEMBER 31,
                               2001                         DECEMBER 31, 2001                        2001
                           -------------   ---------------------------------------------------   -------------
                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   NON-CASH     CASH     RESTRUCTURING
                              RESERVE         CHARGE         REVERSAL       ITEMS     PAYMENTS      RESERVE
                              -------         ------         --------       -----     --------      -------
Workforce reductions.....      $ 92            $ 40            $(20)         $(13)      $(61)        $ 38
Rationalization of
  manufacturing capacity
  and other charges......        79              81             (31)          (43)       (19)          67
                               ----            ----            ----          ----       ----         ----
    Total................      $171            $121            $(51)         $(56)      $(80)        $105
                               ----            ----            ----          ----       ----         ----
                               ----            ----            ----          ----       ----         ----

Continuing Operations....                      $112            $(50)         $(53)      $(72)
Discontinued
  Operations.............                         9              (1)           (3)        (8)
                                               ----            ----          ----       ----
    Total................                      $121            $(51)         $(56)      $(80)
                                               ----            ----          ----       ----
                                               ----            ----          ----       ----

    Workforce Reductions

    During the first quarter of fiscal 2002, workforce reductions resulted in a restructuring charge of $40. This affected primarily management positions within the Company's product groups, sales organizations and corporate support functions located in New Jersey and Pennsylvania. Of the total charge, $13 represents a non-cash charge for termination benefits for certain U.S. management employees that were funded through Lucent's pension assets.

    The Company also recorded a $20 reversal of the restructuring reserve associated with the workforce reductions due to severance and benefit cost estimates that exceeded amounts paid during the second half of calendar 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company's collective bargaining agreements allow for a period when employees at risk can opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Rationalization of Manufacturing Capacity and Other Charges

    During the first quarter of fiscal 2002, the Company recognized a restructuring charge of $81 for rationalization of manufacturing capacity and other charges. This charge included $40 relating to facility closings, $33 for asset impairments and $8 primarily for contract terminations.

    The facility closing charge consisted principally of a non-cash charge of $35 for the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations. The $5 balance of the facility closing charge was primarily for lease terminations and non-cancelable leases and related costs. The $33 of asset impairment charges was recognized for property, plant, and equipment associated with the consolidation of manufacturing and other corporate facilities.

    The Company also recorded a restructuring credit of $31 during the first quarter of fiscal 2002 associated with the rationalization of manufacturing capacity and other charges. The majority of this reversal occurred because the Company received $25 more from the sale of the assets associated with its Madrid, Spain manufacturing operations than originally estimated. It also includes a $6 reversal of a restructuring reserve deemed no longer necessary.

5. ACCOUNTS RECEIVABLE SECURITIZATION

    Agere Systems Inc. and certain of its subsidiaries amended the accounts receivable securitization agreement on November 12, 2002. Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC ('ASRF'). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement expires on November 11, 2003.

    As of December 31, 2002, ASRF had borrowings of $135 outstanding under this agreement. The majority of the Company's accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of December 31, 2002, $230 of gross receivables was pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of December 31, 2002 was 1.5%. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the $200 total loan commitment. As of December 31, 2002, the commitment fee was 1.5% per annum. If the Company's credit rating were to decline one or two levels, the commitment fee will increase to 2% or 3% per annum, respectively.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

6. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

    The Company recorded increased depreciation of $26 for the three months ended December 31, 2002, $17 of which is recorded in costs and $9 of which is recorded in restructuring and other charges -- net. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company's restructuring

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

activities. This additional depreciation is reflected in net loss and resulted in a $0.02 per share loss for the three months ended December 31, 2002. The Company did not have any increased depreciation for the three months ended December 31, 2001.

    For the three months ended December 31, 2002, the Company recorded a provision for income taxes of $24 on a pre-tax loss from continuing operations of $124, yielding an effective tax rate of (19.4)% due to the recording of a full valuation allowance of approximately $54 against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the three months ended December 31, 2001, the Company recorded a provision for income taxes of $20 on pre-tax loss from continuing operations of $287, yielding an effective tax rate of (7.0)%, due to the recording of a full valuation allowance of approximately $124 against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

BALANCE SHEET INFORMATION

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                                  ----           ----
Inventories:
    Completed goods.........................................      $ 68           $ 49
    Work in process.........................................        98            119
    Raw materials...........................................         6             22
                                                                  ----           ----
    Inventories.............................................      $172           $190
                                                                  ----           ----
                                                                  ----           ----
Assets held for sale:
    Inventory...............................................      $ 23           $ --
                                                                  ----           ----
                                                                  ----           ----
Liabilities held for sale:
    Product warranties......................................      $  2           $ --
                                                                  ----           ----
                                                                  ----           ----

    As of December 31, 2002, inventory related to the Company's optoelectronic components business has been classified as assets held for sale on the condensed consolidated balance sheet. Product warranty liabilities related to the Company's optoelectronic components business that are held for sale are classified within other current liabilities.

7. INVESTMENT IN SILICON MANUFACTURING PARTNERS

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ('SMP'), with Chartered Semiconductor Manufacturing Ltd. ('Chartered Semiconductor'), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. The Company's investment in SMP was $181 and $179 as of December 31, 2002 and September 30, 2002, respectively, and is recorded in other assets.

    For the three months ended December 31, 2002 and 2001, the Company recognized equity earnings of $2 and $21 from SMP, respectively, recorded in other income -- net. SMP reported a net loss of $9 and net income of $30 for the three months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, SMP reported total assets of $568 and total liabilities of $352 compared to total assets of $589 and total liabilities of $367 as of September 30, 2002.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of other comprehensive income (loss) are shown below.

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002           2001
                                                                  ----           ----
Net loss....................................................     $(146)          $(375)
Other comprehensive income (loss):
    Foreign currency translation adjustments................        --              (2)
    Unrealized gain on cash flow hedges.....................        --               2
    Reclassification adjustment to net loss.................        --               5
                                                                 -----           -----
        Total comprehensive loss............................     $(146)          $(370)
                                                                 -----           -----
                                                                 -----           -----

    The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. The reclassification adjustment for the three months ended December 31, 2001 is comprised of a reversal of a $30 unrealized gain due to the realization of a gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations.

9. INTANGIBLE ASSETS

    Effective October 1, 2002, the Company adopted SFAS No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for goodwill and other acquired intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which are no longer limited to a maximum life of forty years. SFAS 142 also requires that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not result in the recording of an impairment charge or any adjustments to previously recorded amounts. There were also no changes to the classification and useful lives of previously acquired goodwill and other intangible assets. The following table reflects intangible assets by major class and the related accumulated amortization:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                                  ----           ----
Amortized intangible assets:
    Existing technology.....................................     $  49           $  49
    Less: accumulated amortization..........................        33              31
                                                                 -----           -----
    Amortized intangible assets -- net......................     $  16           $  18
                                                                 -----           -----
                                                                 -----           -----

Unamortized intangible assets:
Goodwill:
    Client segment..........................................     $  79           $  79
    Infrastructure segment..................................         4               4
                                                                 -----           -----
        Total goodwill......................................     $  83           $  83
                                                                 -----           -----
                                                                 -----           -----

    Intangible asset amortization expense for the three months ended December 31, 2002 was $2. Intangible asset amortization expense for the remainder of fiscal 2003 is estimated to be $7. The amortization expense for the succeeding two fiscal years is estimated to be $6 and $3, respectively.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The following table reflects the impact of SFAS 142 on net loss and net loss per share had SFAS 142 become effective October 1, 2001.

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002           2001
                                                                  ----           ----
Net loss:
    Net loss -- reported....................................     $ (146)        $ (375)
    Add back goodwill amortization..........................         --             10
                                                                 ------         ------
    Net loss -- as adjusted.................................     $ (146)        $ (365)
                                                                 ------         ------
                                                                 ------         ------
Basic and diluted loss per share:
    Net loss -- reported....................................     $(0.09)        $(0.23)
    Add back goodwill amortization..........................         --           0.01
                                                                 ------         ------
    Net loss -- as adjusted.................................     $(0.09)        $(0.22)
                                                                 ------         ------
                                                                 ------         ------

10. STOCK COMPENSATION PLANS

    In December 2002, the Financial Accounting Standards Board ('FASB') issued SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' ('SFAS 148') which amends the transition and disclosure provisions of SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123'). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company elected to early adopt the interim period disclosure provisions of SFAS 148 beginning with the first quarter of fiscal 2003. The early adoption of these provisions of SFAS 148 had no effect on the Company's financial condition or results of operations. The Company applies Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB No. 25') and related interpretations in accounting for its plans, as permitted under SFAS 123. Compensation expense net of related tax recorded under APB No. 25, which uses the intrinsic value method, was $1 for the three months ended December 31, 2002 and 2001.

    The following table illustrates the effect on net loss and loss per share if Agere had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan (the 'ESPP'):

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002           2001
                                                                  ----           ----
Net loss:
    As reported.............................................     $ (146)        $ (375)
    Less: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards................................................         34             45
                                                                 ------         ------
    Pro forma(1)............................................     $ (180)        $ (420)
                                                                 ------         ------
                                                                 ------         ------
Basic and diluted loss per share:
    As reported.............................................     $(0.09)        $(0.23)
    Pro forma(1)............................................     $(0.11)        $(0.26)

                                                         (footnote on next page)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(footnote from previous page)

(1) The pro forma amounts shown above include the fair values of all Agere stock options, including for the three months ended December 31, 2001, Lucent options held by Agere employees that were converted to Agere options at the Distribution date. Also included is the fair value of the option embedded in the Agere shares under the ESPP. The pro forma impact of applying SFAS No. 123 in the first quarter of fiscal 2003 and 2002 does not necessarily represent the pro forma impact in future quarters or years.

    Stock options outstanding as of December 31, 2002 were 230,287,098. The Company granted 62,589,650 stock options from its stock option plans during the first quarter of fiscal 2003, primarily related to broad based grants as part of its annual grant program.

    As of December 31, 2002, 77,950,184 shares remained available for purchase under the ESPP. For the three months ended December 31, 2002, 2,496,764 shares were purchased under the ESPP.

11. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended December 31, 2002, 230,287,098 outstanding stock options and 123,960,695 potential common shares related to convertible notes have been excluded from the December 31, 2002 calculation of diluted loss per share because their effect would be anti-dilutive. As a result of the net loss reported for the three months ended December 31, 2001, 137,554,880 outstanding stock options and 26,241 potential common shares related to other stock units have been excluded from the December 31, 2001 calculation of diluted loss per share because their effect would be anti-dilutive.

12. OPERATING SEGMENTS

    The Company's business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. These two groups comprise the Company's reportable operating segments. The segments each include revenue from the licensing of intellectual property assigned to that segment. There were no intersegment sales.

    The Client Systems segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking.

    The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. Prior to the reflection of the Company's optoelectronic components business as discontinued operations as discussed in Note 2, the Infrastructure Systems segment also included the results of operations from this business.

    Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income
(loss), exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net gain or loss on the sale of operating assets.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    At the beginning of each fiscal year, the Company updates the allocation of its shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from the two operating segments. This essentially creates a take-or-pay relationship between the Company's manufacturing facilities and the operating segments. Effective October 1, 2002, with the update of the demand forecast for fiscal 2003, the costs allocated to the Client segment for the first quarter of fiscal 2003 have increased by approximately $20 when compared to the first quarter of fiscal 2002. Accordingly, the costs allocated to the Infrastructure Systems segment decreased by the same amount. This change in allocation impacts gross margins at the segment level, but has no effect on the overall gross margin for the Company.

    The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

REPORTABLE SEGMENTS

                                                                THREE MONTHS
                                                                    ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              2002        2001
                                                              ----        ----
Revenue
    Client Systems..........................................  $ 300       $ 274
    Infrastructure Systems..................................    136         171
                                                              -----       -----
        Total...............................................  $ 436       $ 445
                                                              -----       -----
                                                              -----       -----
Operating loss (excluding amortization of goodwill and other acquired intangibles, net restructuring and other charges
  and net gain or loss on sale of operating assets)
    Client Systems..........................................  $ (76)      $ (87)
    Infrastructure Systems..................................    (11)       (113)
                                                              -----       -----
        Total...............................................  $ (87)      $(200)
                                                              -----       -----
                                                              -----       -----

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed consolidated statements of operations is shown below.

                                                                THREE MONTHS
                                                                   ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              2002       2001
                                                              ----       ----
Reportable segment operating loss...........................  $ (87)     $(200)
Less:
    Amortization of goodwill and other acquired
      intangibles...........................................      2          8
    Restructuring and other charges -- net..................     25         64
    Loss on sale of operating assets -- net.................     --          1
                                                              -----      -----
        Total operating loss................................  $(114)     $(273)
                                                              -----      -----
                                                              -----      -----

13. FINANCIAL GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' ('FIN 45').

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

FIN 45 is principally a clarification and elaboration of SFAS No. 5 'Accounting for Contingencies,' under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Previous accounting for guarantees issued prior to application of this Interpretation need not be revised or restated. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. The Company adopted FIN 45 effective with the first quarter of fiscal 2003 with no material impact on its financial condition or results of operations. Set forth below is a discussion of the Company's guarantees as of December 31, 2002.

    A subsidiary of Agere Systems Inc. has guaranteed the payment of $9 of debt and interest incurred by SMP. As of December 31, 2002, no liability is recorded since Agere Systems Inc. believes it is unlikely that its subsidiary would be required to perform or otherwise incur any losses associated with this guarantee.

    Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of default. The maximum potential amount of future payments that the Company could be liable for is $7. Currently, the Company does not expect that it will be required to make any payments under these obligations and as of December 31, 2002, no liability is recorded.

    The table below presents a reconciliation of the changes in the Company's aggregate product warranty liability for the three months ended December 31, 2002, which is reflected within other current liabilities. The Company's policy is to record a liability for known or potential warranty claims based on general experience and specific facts and circumstances. The product warranty liability includes $2 related to the Company's optoelectronic components business, which is held for sale.

                                                              DECEMBER 31,
                                                                  2002
                                                                  ----
Balance as of October 1, 2002...............................      $ 6
    Accruals for new and pre-existing warranties (including
      changes in estimates).................................        1
    Settlements made (in cash or in kind) during the
      period................................................       (1)
                                                                  ---
Balance as of December 31, 2002.............................      $ 6
                                                                  ---
                                                                  ---

14. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

that provided for at December 31, 2002, would not be material to the annual consolidated financial statements.

LEGAL PROCEEDINGS

    On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation ('Intersil') in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company's patents related to integrated circuits for wireless networking using the IEEE
802.11 standard and is seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. The Company belives that Intersil's claims are without merit.

    On October 30, 2002, Choice-Intersil Microsystems, Inc. ('Choice-Intersil'), filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company believes that Choice-Intersil's claims are without merit.

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

ENVIRONMENTAL, HEALTH AND SAFETY

    The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health, and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Agere has responsibility for remediation costs associated with five Superfund sites, two facilities formerly owned by Lucent and one current manufacturing facility.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of December 31, 2002, cannot be estimated.

15. SUBSEQUENT EVENTS

SALE OF OPTOELECTRONIC COMPONENTS BUSINESS

    On January 2, 2003, the Company completed the sale of a substantial portion of its optoelectronic components business to TriQuint for $40 in cash, of which $5 was held back pending the transfer of the Breinigsville, Pennsylvania facility. The Company will manufacture and supply certain optoelectronic components to TriQuint for a short period under a transitional agreement that will end on or before March 31, 2003, at which time the Breinigsville facility will transfer to TriQuint.

    On January 21, 2003, the Company sold the CATV business to EMCORE Corporation ('EMCORE') for $25 in cash. This business represents the remainder of the optoelectronic components business. The transaction includes the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale approximately 210 employees joined EMCORE. The Company will continue to supply some services to EMCORE under a transition services agreement that expires March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2002 and 2001 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We provide advanced integrated circuit solutions that access, move and store information. These solutions form the building blocks for a broad range of communications and computing applications. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

    Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property assigned to that segment. The Client Systems segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking. The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. The Infrastructure Systems segment also provided optoelectronic components, however, we have sold these operations and are reflecting this business as discontinued operations. See 'Sale of Optoelectronic Components Business' for additional details.

    Effective with the first quarter of fiscal 2003, we refined our methodology for allocating shared information technology expenses to our operating segments and between costs, selling, general and administrative expenses, and research and development expenses. We believe that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since our separation from Lucent Technologies Inc. in fiscal 2001. Historical amounts for the three months ended December 31, 2001 have been conformed to the current presentation. As a result of this change, for the three months ended December 31, 2001, approximately $20 million of expenses previously reflected in costs were reclassified to operating expenses.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. On February 1, 2001, Lucent transferred to us the assets and liabilities related to our business, other than pension and postretirement assets and liabilities. In April 2001, we completed our initial public offering. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders. Also in June 2002, Lucent transferred to us the pension and postretirement assets and liabilities related to our employees based on then available census data. This census data is subject to revisions that may result in additional transfers to or from the Lucent plans. We anticipate finalizing the amounts to be transferred no later than June 2003. Prior to the completion of the spin-off, we were a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the spin-off was $78 million for the three months ended December 31, 2001, of which $24 million is recorded within income
(loss) from discontinued operations.

SALE OF OPTOELECTRONIC COMPONENTS BUSINESS

    On January 2, 2003, we completed the sale of a substantial portion of our optoelectronic components business to TriQuint for $40 million in cash, of which $5 million was held back pending the transfer of our Breinigsville, Pennsylvania facility. We will manufacture and supply certain optoelectronic components to TriQuint for a short period under a transitional agreement that will end on or before March 31, 2003, at which time the Breinigsville facility will transfer to TriQuint. The transaction included the products, technology and certain facilities related to this business; and includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems.

    On January 21, 2003, we sold the remainder of our optoelectronic components business that provides cable television transmission systems, or CATV, telecom access and satellite communications components to EMCORE for $25 million in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. We will continue to supply some services to EMCORE under a transition services agreement that expires March 31, 2003.

    Our exit from the optoelectronic components business is complete as a result of these two sales.

RESTRUCTURING ACTIVITIES

    We have announced restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a workforce reduction, rationalization and consolidation of manufacturing capacity, and the exit of our optoelectronic components business. We recorded net restructuring and related charges for continuing operations of $25 million and $62 million for the three months ended December 31, 2002 and 2001, respectively, which are classified within restructuring and other charges -- net. In addition, within gross margin we recorded approximately $25 million of restructuring related charges during the three months ended
December 31, 2002, of which $17 million resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

    During the second quarter of fiscal 2003, we completed the disposition of our optoelectronic components business in separate sale transactions with TriQuint and EMCORE. While we will continue to supply some services for a short period under transitional agreements, these sales complete the exit from our optoelectronic components business which was a major portion of our previously announced corporate restructuring. We are still in the process of consolidating our integrated circuit manufacturing capabilities as previously planned. To complete and implement our remaining restructuring and consolidation actions, we estimate we will incur approximately $130 million in cash-related costs and approximately $45 million in non-cash costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                             THREE
                                                          MONTHS ENDED
                                                          DECEMBER 31,           CHANGE
                                                         --------------      --------------
                                                         2002      2001       $         %
                                                         ----      ----      ----      ----
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $300      $274      $ 26        9 %
    Infrastructure Systems.............................   136       171       (35)     (20)
                                                         ----      ----      ----
        Total..........................................  $436      $445      $ (9)      (2)%
                                                         ----      ----      ----
                                                         ----      ----      ----

    Revenue. Revenue decreased 2% or $9 million, for the three months ended December 31, 2002, as compared to the same period in 2001. The increase of $26 million within the Client segment was driven primarily by volume increases in the storage, wireless local area networking and mobile terminal markets, partially offset by the absence of $18 million in revenues from our wireless local area network equipment business which was sold in the fourth quarter of fiscal 2002. The majority of the decrease of $35 million within the Infrastructure segment was due to the absence of $28 million in revenues recorded in the prior year quarter from our analog line card and field programmable gate array businesses which were sold in fiscal 2002. The remaining decrease was caused by decreased volume, which we believe resulted from lower demand from telecommunications equipment manufacturers and their customers, communication service providers.

    Gross Margin. Gross margin increased from 17.5% in the prior year quarter to 25.9% in the current quarter, an increase of 8.4 percentage points. Gross margin for the Client segment decreased to 12.3% in the current quarter from 14.6% in the prior year quarter. Gross margin for the Infrastructure segment increased to 55.9% in the current quarter from 22.2% in the prior year quarter. The changes in margin on a segment basis were caused in part by a change in the allocation of certain shared manufacturing costs. At the beginning of each fiscal year, we update the allocation of our shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from our two operating segments. This essentially creates a take-or-pay relationship between our manufacturing facilities and the operating segments. As a result, the dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure margins due to un-recovered costs, as sales volumes were less than we had anticipated. Effective October 1, 2002, with the update of our demand forecast for fiscal 2003, the costs allocated to our Client segment for the first quarter of fiscal 2003 have increased by approximately $20 million when compared to the first quarter of fiscal 2002. Accordingly, the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client margin and the increase in Infrastructure margin. However, this change in allocation has no effect on our total gross margin, which increased in the current quarter due to improved manufacturing capacity utilization.

    In addition to the change in allocation as noted above, the Client segment margins were also negatively impacted by a $20 million charge taken during the three months ended December 31, 2002 for restructuring related costs, as well as the sale of our wireless local area network equipment business. These decreases to margin were almost offset by an increase in overall revenues compared to the same period in the prior year as well as better expense management related to the actions taken under our restructuring and cost saving initiatives. In addition to the change in allocation as noted above, the Infrastructure segment margins were also positively impacted by better expense management related to the actions taken under our restructuring and cost saving initiatives and $9 million of lower inventory provisions in the current quarter. These increases to margin were somewhat offset by a decrease in revenues, particularly from businesses that were sold.

    Selling, General and Administrative. Selling, general and administrative expenses decreased 28% or $28 million, from $101 million in the three months ended December 31, 2001 to $73 million in the three months ended December 31, 2002. The decrease was primarily due to reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives.

    Research and Development. Research and development expenses decreased 28% or $50 million, from $177 million in the prior year quarter to $127 million in the current quarter. The decrease was primarily due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives.

    Amortization of Goodwill and Other Acquired Intangibles. Amortization expense decreased 75% or $6 million from $8 million for the three months ended December 31, 2001 to $2 million for the three months ended December 31, 2002. The decrease is due to the absence of amortization of goodwill in the three months ended December 31, 2002. Effective October 1, 2002, we adopted
Statement 142, 'Goodwill and Other Intangible Assets' and are no longer permitted to amortize goodwill. Acquired intangible assets with finite lives are still amortized.

    Restructuring and Other Charges -- Net. Net restructuring and other charges decreased 61% or $39 million to $25 million for the three months ended
December 31, 2002 from $64 million for the three months ended December 31, 2001. See 'Restructuring Activities' for additional details.

    Operating Loss. We reported an operating loss of $114 million for the three months ended December 31, 2002, an improvement of $159 million from an operating loss of $273 million reported for the three months ended December 31, 2001. This improvement primarily reflects increased expense reductions, lower net restructuring and other charges and an increase in gross profit. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income
(loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net (gain) loss on sale of operating assets, which is shown in the following table.

                                                               THREE
                                                           MONTHS ENDED
                                                           DECEMBER 31,           CHANGE
                                                          ---------------      -------------
                                                          2002      2001        $         %
                                                          ----      -----      ----      ---
                                                                (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems......................................  $(76)     $ (87)     $ 11       13%
    Infrastructure Systems..............................   (11)      (113)      102       90
                                                          ----      -----      ----
        Total...........................................  $(87)     $(200)     $113       57%
                                                          ----      -----      ----
                                                          ----      -----      ----

    Other Income -- Net. Other income -- net was $3 million of income for the three months ended December 31, 2002 compared to income of $36 million for the same period in 2001. The change is primarily due to a $19 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd and a $10 million decrease in interest income as a result of lower average cash balances.

    Interest Expense. Interest expense decreased $37 million to $13 million for the three months ended December 31, 2002 from $50 million in prior year period. This decrease is due to having significantly lower debt in the three months ended December 31, 2002 primarily as a result of repayments on our credit facility, which matured on September 30, 2002.

    Provision for Income Taxes. For the first quarter of fiscal 2003, we recorded a provision for income taxes of $24 million on a pre-tax loss from continuing operations of $124 million, yielding an effective tax rate of (19.4)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of approximately $54 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the first quarter of fiscal 2002, we recorded a provision for income taxes of $20 million on a pre-tax loss from continuing operations of $287 million, yielding an effective tax rate of (7.0)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $124 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

    Income (Loss) From Discontinued Operations. Income (loss) from discontinued operations was income of $7 million with income per share of $0.00 for the three months ended December 31, 2002, compared to a loss of $68 million with a loss per share of $0.04 for the three months ended December 31, 2001. The current period reflects the benefit of a $24 million take-or-pay settlement, which will be collected over the remainder of fiscal 2003. Also, the lack of depreciation and amortization of long-lived assets benefited the current period as all long-lived assets were impaired in fiscal 2002. See Note 2 to our financial statements in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2002, our cash in excess of short-term debt was $542 million, which reflects $713 million in cash and cash equivalents less $135 million of borrowings under our accounts receivable securitization facility and $36 million from the current portion of our capitalized lease obligations. In addition, we have $20 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of December 31, 2002, our long-term debt was $471 million, which consists of $410 million of convertible subordinated notes due in fiscal 2009 and $61 million from the non-current portion of our capitalized lease obligations.

    Net cash used in operating activities from continuing operations was $74 million for the three months ended December 31, 2002 compared with $273 million for the three months ended December 31, 2001. This improvement in cash used in operating activities reflects the impact of our steps to streamline our cost structure, including restructuring and consolidation activities and the streamlining of our product portfolio. The majority of the benefits asssociated with these cost saving initiatves were not yet realized in the prior year quarter.

    Net cash used in investing activities from continuing operations was $24 million for the three months ended December 31, 2002 compared with net cash provided by investing activities from continuing operations of $75 million for the three months ended December 31, 2001. The decrease in cash flow from investing activities in the current year versus the prior year quarter is primarily due to a decrease of $95 million in proceeds generated from the sale of property, plant and equipment. Capital expenditures slightly decreased during the three months ended December 31, 2002 when compared to the prior year period.

    Net cash used in financing activities from continuing operations was $38 million for the three months ended December 31, 2002, compared with $1,144 million for the three months ended December 31, 2001. The current period use of cash primarily reflects the partial repayment of amounts outstanding under capital leases and our accounts receivable securitization facility. The prior year period includes repayments of $1,123 million of outstanding debt on our credit facility, which was retired on September 30, 2002.

    Net cash used in discontinued operations was $42 million for the three months ended December 31, 2002 compared with $29 million for the three months ended December 31, 2001.

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization agreement relating to certain accounts receivable. As part of the agreement, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement, as amended on November 12, 2002, expires on November 11, 2003. As of December 31, 2002, $135 million was outstanding under this agreement. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. We also pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of December 31, 2002, the commitment fee was 1.5% per annum. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively. As of December 31, 2002, our credit ratings were BB- with a negative outlook from Standard & Poor's and B1 from Moody's.

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

    On January 2, 2003, we completed the sale of a substantial portion of our optoelectronic components business to TriQuint for $40 million in cash, of which $5 million was held back pending the transfer of the Breinigsville, Pennsylvania facility. This transfer to TriQuint will occur following the expiration of a short transition supply agreement. The net proceeds will be used for general corporate purposes.

    In addition, on January 21, 2003, we sold the remainder of our optoelectronic components business to EMCORE for $25 million in cash. The net proceeds will be used for general corporate purposes.

    Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents on hand will be sufficient to meet our projected cash requirements for the next 12 months and for the foreseeable future thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.' Interpretation 45 is principally a clarification and elaboration of Statement of Financial Accounting Standards No. 5 'Accounting for Contingencies,' under which companies were required to recognize a liability for guarantees only when it became likely that the company would have to honor its guarantee.
Interpretation 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed under the guarantee, even if it is not probable that payments will be required under that guarantee. The initial recognition and measurement provisions of
Interpreta-
tion 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Previous accounting for guarantees issued prior to application of Interpretation 45 will not need to be revised or restated. The disclosure requirements in Interpretation 45 are effective for annual and interim periods ending after December 15, 2002. We do not expect that adoption of the recognition and measurement provisions of Interpretation 45 will have a material impact on our financial condition or results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation.' Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. We elected to adopt the interim period disclosure provisions of Statement 148 beginning with this first quarter of fiscal 2003 and will adopt the annual disclosure requirements effective with the fiscal year ended September 30, 2003. The early adoption of Statement 148 had no effect on our financial condition or results of operations.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 'Consolidation of Variable Interest Entities,' which clarifies the application of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. Interpretation 46 is effective for all new variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of Interpretation 46 must be applied to the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of Interpretation 46 to have an impact on our financial condition or results of operations since we currently do not have variable interest entities.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of December 31, 2002, cannot be estimated.

LEGAL PROCEEDINGS

    On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed six of our patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and are seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. We belive that Intersil's claims are without merit.

    On October 30, 2002, Choice-Intersil Microsystems, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We believe that Choice-Intersil's claims are without merit.

    On November 19, 2002, we filed a lawsuit against Choice-Intersil, Intersil and Intersil Americas Inc. in state court in Delaware. We alleged, among other things, misappropriation of trade secrets and breach of contract relating to the trade secrets that were jointly developed and jointly-owned by Digital Ocean and Lucent. We are seeking an injunction against further use and disclosure of the trade secrets and damages for past disclosure and misuse.

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

FACTORS AFFECTING OUR FUTURE PERFORMANCE

    The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, could affect our future performance and the price of our stock.

RISKS RELATED TO OUR BUSINESS

     Our U.S. union agreements expire on May 31, 2003, and we cannot assure you that we will complete new agreements prior to that time, or that we will not be competitively disadvantaged if we are unable to do so.

           As of December 31, 2002, we had approximately 1,950 U.S. union represented employees covered by collective bargaining agreements. The bulk of these employees are part of our manufacturing operations. Our U.S. union agreements are with the Communications Workers of America and the International Brotherhood of Electrical Workers. These agreements expire on May 31, 2003. We expect to begin negotiations with the unions on new contracts in March 2003. We can provide no assurance that we will be able to complete new agreements with the unions prior to the expiration of the contracts or that we will not be competitively disadvantaged if we are unable to do so.

     If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

     The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in lower revenue.

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

     Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial communications applications, and if this occurs, it could harm our reputation and result in increased expense.

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

     Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

     Our stock may be delisted from the New York Stock Exchange if our stock price does not meet the exchange's continued listing standards.

     We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split.

RISKS RELATED TO OUR RECENT SEPARATION FROM LUCENT

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. See Item
2 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management' for additional details.

ITEM 4. CONTROLS AND PROCEDURES

    Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings'.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    Current Report on Form 8-K filed November 5, 2002 pursuant to Item 5 (Other Events).

    Current Report on Form 8-K furnished November 13, 2002 pursuant to Item 9 (Regulation FD Disclosure).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.

Date: February 10, 2003                                         /S/ MARK T. GREENQUIST
                                                  ...................................................
                                                                  MARK T. GREENQUIST
                                                             EXECUTIVE VICE PRESIDENT AND
                                                                CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I, John T. Dickson, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Agere Systems Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

                                                   /s/ JOHN T. DICKSON
                                           .....................................
                                                     JOHN T. DICKSON
                                                      PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

I, Mark T. Greenquist, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Agere Systems Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

                                                  /s/ MARK T. GREENQUIST
                                           .....................................
                                                    MARK T. GREENQUIST
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS NO.                          DESCRIPTION
------------                          -----------
    10.1      Amendment No. 2 to Receivables Loan Agreement (incorporated by reference to Exhibit 10.17 to our Annual Report on Form
              10-K filed December 12, 2002)
    10.2      Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed December 12, 2002)
    10.3      Agere Systems Inc. Medium-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed December 12, 2002)
    99.1      Certification of Chief Executive Officer pursuant to 18
              U.S.C. 1350
    99.2      Certification of Chief Financial Officer pursuant to 18
              U.S.C. 1350