Form 10-Q
period 2003-03-31
AGERE SYSTEMS INC
filed 2003-05-08
CIK 1129446

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 8, 2003

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                         Telephone number: 610-712-1000

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

    At April 30, 2003, 767,943,138 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information
    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Statements of Operations for
        the three and six months ended March 31, 2003 and
        2002................................................    2
        Condensed Consolidated Balance Sheets as of March
        31, 2003 and September 30, 2002.....................    3
        Condensed Consolidated Statements of Cash Flows for
        the six months ended March 31, 2003 and 2002........    4
        Notes to Condensed Consolidated Financial
        Statements..........................................    5
    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   20
    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.....................................   31
    Item 4. Controls and Procedures.........................   31
Part II -- Other Information
    Item 1. Legal Proceedings...............................   32
    Item 4. Submission of Matters to a Vote of Security
            Holders.........................................   32
    Item 6. Exhibits and Reports on Form 8-K................   32

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS       SIX MONTHS
                                                                   ENDED             ENDED
                                                                 MARCH 31,         MARCH 31,
                                                              ---------------   ---------------
                                                               2003     2002     2003     2002
                                                               ----     ----     ----     ----
Revenue.....................................................  $  443   $  489   $  879   $  934
Costs.......................................................     326      387      649      754
                                                              ------   ------   ------   ------
Gross profit................................................     117      102      230      180
                                                              ------   ------   ------   ------
Operating expenses:
    Selling, general and administrative.....................      78       92      151      193
    Research and development................................     116      164      243      341
    Amortization of goodwill and other acquired
      intangibles...........................................       3        9        5       17
    Restructuring and other charges -- net..................      68        3       93       67
    (Gain) loss on sale of operating assets -- net..........       2     (246)       2     (245)
                                                              ------   ------   ------   ------
        Total operating expenses............................     267       22      494      373
                                                              ------   ------   ------   ------
Operating income (loss).....................................    (150)      80     (264)    (193)
Other income -- net.........................................      13       13       16       49
Interest expense............................................      11       23       24       73
                                                              ------   ------   ------   ------
Income (loss) from continuing operations before income
  taxes.....................................................    (148)      70     (272)    (217)
Provision for income taxes..................................      30       20       54       40
                                                              ------   ------   ------   ------
Income (loss) from continuing operations....................    (178)      50     (326)    (257)
Discontinued operations:
    Income (loss) from operations of discontinued operations
      (net of taxes)........................................      12     (269)      19     (337)
    Gain on disposal of discontinued operations (net of
      taxes)................................................      41       --       41       --
                                                              ------   ------   ------   ------
        Income (loss) from discontinued operations..........      53     (269)      60     (337)
                                                              ------   ------   ------   ------
Loss before cumulative effect of accounting change..........    (125)    (219)    (266)    (594)
Cumulative effect of accounting change (net of taxes).......      --       --       (5)      --
                                                              ------   ------   ------   ------
Net loss....................................................  $ (125)  $ (219)  $ (271)  $ (594)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
Basic and diluted income (loss) per share information:
    Income (loss) from continuing operations................  $(0.11)  $ 0.03   $(0.20)  $(0.16)
    Income (loss) from discontinued operations..............    0.03    (0.16)    0.04    (0.20)
                                                              ------   ------   ------   ------
    Loss before cumulative effect of accounting change......   (0.08)   (0.13)   (0.16)   (0.36)
    Cumulative effect of accounting change..................      --       --       --       --
                                                              ------   ------   ------   ------
    Net loss................................................  $(0.08)  $(0.13)  $(0.16)  $(0.36)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
    Weighted average shares outstanding -- basic and diluted
      (in millions).........................................   1,656    1,636    1,652    1,635
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                                ----          ----
ASSETS
Current Assets
    Cash and cash equivalents...............................   $  727        $  891
    Cash held in trust......................................       18            16
    Trade receivables, less allowances of $6 as of March 31,
      2003 and $9 as of September 30, 2002..................      238           256
    Inventories.............................................      163           190
    Prepaid expenses........................................       45            57
    Other current assets....................................       25            46
                                                               ------        ------
        Total current assets................................    1,216         1,456
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $1,672 as of
  March 31, 2003 and $1,718 as of September 30, 2002........      857         1,028
Goodwill....................................................       83            83
Other acquired intangibles -- net of accumulated
  amortization..............................................       13            18
Other assets................................................      286           279
                                                               ------        ------
        Total assets........................................   $2,455        $2,864
                                                               ------        ------
                                                               ------        ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................   $  215        $  269
    Payroll and related benefits............................      105           111
    Short-term debt.........................................      154           197
    Income taxes payable....................................      385           355
    Restructuring reserve...................................       95           162
    Other current liabilities...............................      136           173
                                                               ------        ------
        Total current liabilities...........................    1,090         1,267
Postemployment benefits.....................................       73            78
Pension and postretirement benefits.........................      241           267
Long-term debt..............................................      481           486
Other liabilities...........................................       42            34
                                                               ------        ------
        Total liabilities...................................    1,927         2,132
                                                               ------        ------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....       --            --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 765,971,892 shares
  issued and outstanding as of March 31, 2003, after
  deducting 4,255 treasury shares issued, and 734,785,226
  shares issued and outstanding as of September 30, 2002,
  after deducting 4,248 treasury shares issued..............        7             7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 907,995,492 shares
  issued and outstanding as of March 31, 2003, after
  deducting 104,508 treasury shares issued, and 907,995,677
  shares issued and outstanding as of September 30, 2002,
  after deducting 104,323 treasury shares issued............        9             9
Additional paid-in capital..................................    7,289         7,243
Accumulated deficit.........................................   (6,624)       (6,353)
Accumulated other comprehensive loss........................     (153)         (174)
                                                               ------        ------
        Total stockholders' equity..........................      528           732
                                                               ------        ------
        Total liabilities and stockholders' equity..........   $2,455        $2,864
                                                               ------        ------
                                                               ------        ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              2003      2002
                                                              ----      ----
OPERATING ACTIVITIES
    Net loss................................................  $(271)   $  (594)
    Less: Income (loss) from discontinued operations........     60       (337)
        Cumulative effect of accounting change..............     (5)        --
                                                              -----    -------
    Loss from continuing operations.........................   (326)      (257)
    Adjustments to reconcile loss from continuing operations
      to net cash used in operating activities from
      continuing operations:
        Restructuring expense -- net of cash payments.......     20        (37)
        Provision for inventory write-downs.................     --         18
        Depreciation and amortization.......................    181        195
        Benefit for uncollectibles..........................     --         (4)
        Provision for deferred income taxes.................     11         13
        Equity earnings from investments....................    (12)       (26)
        Gain on sales of investments........................     --         (3)
        Gain on disposition of businesses...................     --       (243)
        Amortization of debt issuance costs.................      1         28
        Decrease in receivables.............................     21         52
        Decrease (increase) in inventories..................      3        (17)
        Decrease in accounts payable........................    (34)      (102)
        Increase in payroll and benefit liabilities.........     17         35
        Changes in other operating assets and liabilities...     24        (34)
        Other adjustments for non-cash items -- net.........      3          1
                                                              -----    -------
Net cash used in operating activities from continuing
  operations................................................    (91)      (381)
Net cash used in operating activities from discontinued
  operations................................................    (59)       (36)
                                                              -----    -------
Net cash used in operating activities.......................   (150)      (417)
                                                              -----    -------
INVESTING ACTIVITIES
    Capital expenditures....................................    (53)       (64)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................     11        112
    Net proceeds from disposition of businesses.............     64        250
    Proceeds from sales of investments......................      9          5
    Cash designated as held in trust........................     (2)        --
                                                              -----    -------
Net cash provided by investing activities...................     29        303
                                                              -----    -------
FINANCING ACTIVITIES
    Proceeds from the issuance of short-term debt...........     --        137
    Proceeds from the issuance of long-term debt............     20         --
    Principal repayments on short-term debt.................    (48)    (1,542)
    Principal repayments on long-term debt..................    (23)        (7)
    Payment of credit facility fees.........................     --        (21)
    Proceeds from the issuance of stock -- net of expense...      8         --
                                                              -----    -------
Net cash used in financing activities.......................    (43)    (1,433)
                                                              -----    -------
Effect of exchange rate changes on cash.....................     --         (1)
                                                              -----    -------
Net decrease in cash and cash equivalents...................   (164)    (1,548)
Cash and cash equivalents at beginning of period............    891      3,152
                                                              -----    -------
Cash and cash equivalents at end of period..................  $ 727    $ 1,604
                                                              -----    -------
                                                              -----    -------

           See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent') on August 1, 2000. On February 1, 2001, Lucent transferred to Agere substantially all of the assets and liabilities related to the Company's business (the 'Separation'). On April 2, 2001, the Company completed the initial public offering of its Class A common stock, while Lucent retained all of the Company's outstanding Class B common stock. On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the 'Distribution'). Prior to the Distribution, Agere was a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the Distribution was $65 and $143 for the three and six months ended March 31, 2002, respectively, of which $13 and $37, respectively, is recorded within income (loss) from operations of discontinued operations.

    Effective with the first quarter of fiscal 2003, the Company refined its methodology for allocating shared information technology expenses to its operating segments and between costs, selling, general and administrative expenses, and research and development expenses. The Company believes that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since the Separation. Historical amounts for all periods presented have been conformed to the current presentation. As a result of this change, approximately $18 and $38 of expenses previously reflected in costs were reclassified to operating expenses for the three and six months ended March 31, 2002, respectively.

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ('U.S.'). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's
Form 10-K for the fiscal year ended September 30, 2002. The condensed financial information as of March 31, 2003 and for the three and six months ended
March 31, 2003 and 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

2. DISCONTINUED OPERATIONS

    On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The condensed consolidated financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. The Company first reflected this business as discontinued operations in the first quarter of fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. The revenues, costs and expenses directly associated with this business have been reclassified as discontinued operations on the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Revenue recorded within income (loss) from operations of discontinued operations was $7 and $62 for the three months ended March 31, 2003 and 2002, respectively, and $61 and $154 for the six months ended March 31, 2003 and 2002, respectively. Income (loss) from operations of discontinued operations before income taxes was $12 and $(269) for the three months ended March 31, 2003 and 2002, respectively, and $19 and $(337) for the six months ended March 31, 2003 and 2002, respectively.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    During the three months ended March 31, 2003, the Company sold a substantial portion of its optoelectronic components business to TriQuint Semiconductor, Inc. ('TriQuint') for $40 in cash. This transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems. As part of the sale, the Company's facilities in Breinigsville, Pennsylvania and Matamoros, Mexico were transferred and approximately 340 of the Company's employees joined TriQuint. The Company recognized a gain of $22 from the sale which is included in gain on disposal of discontinued operations.

    During the three months ended March 31, 2003, the Company sold the remainder of its optoelectronic components business that provides cable television transmission systems, telecom access and satellite communications components to EMCORE Corporation ('EMCORE') for $25 in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale, approximately 210 of the Company's employees joined EMCORE. The Company recognized a gain of $19 from the sale which is included in gain on disposal of discontinued operations.

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. The net assets of $2 that were capitalized upon adoption were related to the restoration of leased facilities and the associated liability was $7. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002, resulted in a cumulative loss of $5. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The increase in net loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. The pro forma effect of retroactive application of SFAS 143 for the three and six months ended March 31, 2002 would not change the net loss and loss per share, as reported.

4. RESTRUCTURING AND OTHER CHARGES -- NET

    The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of the optoelectronic components business. Charges and credits related to continuing operations are included in restructuring and other charges -- net, while charges and credits related to discontinued operations are included in income (loss) from operations of discontinued operations. The restructuring actions associated with discontinued operations will remain an obligation of the Company and the Company will retain the associated reserve.

    The Company also incurred expenses of $3 and $5 for the three and six months ended March 31, 2002, respectively, relating to its separation from Lucent that are classified within restructuring and other charges -- net. There were no expenses related to the separation from Lucent in the three and six months ended March 31, 2003.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 31, 2003

    The following table sets forth the Company's restructuring reserves as of March 31, 2003 and reflects the activity affecting the reserve for the three and six months ended March 31, 2003:

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2003
                               DECEMBER 31,      ------------------------------------------------       MARCH 31,
                                   2002            RESTRUCTURING                                          2003
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 28            $40      $ (2)     $(25)     $ --       $(17)           $24
Rationalization of
  manufacturing capacity
  and other charges........          91             34       (14)      (22)        2        (20)            71
                                   ----            ---      ----      ----      ----       ----            ---
    Total..................        $119            $74      $(16)     $(47)     $  2       $(37)           $95
                                   ----            ---      ----      ----      ----       ----            ---
                                   ----            ---      ----      ----      ----       ----            ---
Continuing operations......                        $73      $ (5)     $(46)     $ (4)      $(32)
Discontinued operations....                          1       (11)       (1)        6         (5)
                                                   ---      ----      ----      ----       ----
    Total..................                        $74      $(16)     $(47)     $  2       $(37)
                                                   ---      ----      ----      ----       ----
                                                   ---      ----      ----      ----       ----

                                                                 SIX MONTHS ENDED
                                                                  MARCH 31, 2003
                               SEPTEMBER 30,     ------------------------------------------------       MARCH 31,
                                   2002            RESTRUCTURING                                          2003
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 60           $ 47      $(14)     $(25)      $ 7       $(51)           $24
Rationalization of
  manufacturing capacity
  and other charges........         102             91       (41)      (54)       12        (39)            71
                                   ----           ----      ----      ----       ---       ----            ---
    Total..................        $162           $138      $(55)     $(79)      $19       $(90)           $95
                                   ----           ----      ----      ----       ---       ----            ---
                                   ----           ----      ----      ----       ---       ----            ---
Continuing operations......                       $127      $(34)     $(77)      $ 8       $(73)
Discontinued operations....                         11       (21)       (2)       11        (17)
                                                  ----      ----      ----       ---       ----
    Total..................                       $138      $(55)     $(79)      $19       $(90)
                                                  ----      ----      ----       ---       ----
                                                  ----      ----      ----       ---       ----

    Workforce Reductions

    The Company recorded restructuring charges relating to workforce reductions of $40 and $47 for the three and six months ended March 31, 2003, respectively. Reflected in these amounts were cash charges of $15 and $22 for the three and six months ended March 31, 2003, respectively, principally related to a workforce reduction of approximately 330 management employees. The remaining non-cash charge of $25 for both periods consists of: $6 and $7 for curtailment charges relating to the Company's qualified occupational pension plan and postretirement medical liability, respectively, as represented employees at the Company's Orlando manufacturing facility became eligible for retiree benefits sooner than actuarially anticipated; and $12 for a special pension benefit to certain U.S. employees, including represented employees covered under the terms of a collective bargaining agreement, that will be paid from the Company's pension assets.

    The Company recorded restructuring credits of $2 and $14 for the three and six months ended March 31, 2003, respectively, related to workforce reductions. The credits are principally due to the reversal of charges associated with the employees that joined TriQuint and EMCORE, of which $7, for the six months ended March 31, 2003, is a non-cash credit due to a decrease in the special pension benefit to be paid from the Company's pension assets.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    As previously announced on August 14, 2002, the Company expects to reduce its active workforce by a total of approximately 4,000 employees by the end of December 2003 as part of its plan to exit the optoelectronic components business and consolidate U. S. manufacturing operations into its Orlando, Florida facility. As of March 31, 2003, all severance and special pension benefit costs associated with completing this workforce reduction have been recognized and approximately 1,600 employees remain to be taken off-roll.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $34 and $91 for the three and six months ended March 31, 2003, respectively, relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. The charges for the three months ended March 31, 2003 include $17 for asset impairments, $9 for facility lease terminations, $5 for increased depreciation, $2 for operating lease terminations and $1 for other related costs. In addition, the charges for the six months ended March 31, 2003 include $23 for asset impairments, including $11 associated with the resizing of Orlando's research and development and manufacturing operations; $8 for facility lease terminations, including non-cancelable leases, and facility restoration costs associated with exiting the optoelectronics components business; $9 for increased depreciation; $5 for contract terminations; and $12 for other related costs. Increased depreciation was recognized due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment.

    The Company recorded restructuring credits of $14 and $41 for the three and six months ended March 31, 2003, respectively. The credits for the three months ended March 31, 2003 consist of $4 for the reversal of the facility lease termination reserve associated with the facility in Mexico that was transferred to TriQuint, $2 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions, and $8 principally for the reversal of reserves associated with prior actions deemed no longer needed, including $6 for operating lease terminations and $2 related to asset decommissioning. The six months ended March 31, 2003 also includes credits of $10 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions and $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 related to asset decommissioning.

    Restructuring Reserve Balances as of March 31, 2003

    The Company anticipates that principally all of the $24 restructuring reserve as of March 31, 2003, relating to workforce reductions, will be paid by the end of calendar year 2003. The Company also anticipates that the restructuring reserve of $71 relating to the rationalization of manufacturing capacity and other charges as of March 31, 2003 will be paid as follows: approximately two-thirds of the contract terminations of $23 will be paid by September 30, 2003 with the remainder being paid $1 per quarter thereafter, facility termination fees and non-cancelable lease obligations of $28 will be paid over the respective lease terms through 2010 and the majority of the facility restoration costs and other costs of $20 will be paid by June 30, 2004. The Company expects to fund these cash outlays with cash on hand.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    THREE AND SIX MONTHS ENDED MARCH 31, 2002

    The following table sets forth the Company's restructuring reserves as of March 31, 2002 and reflects the activity affecting the reserve for the three and six months ended March 31, 2002:

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2002
                               DECEMBER 31,      ------------------------------------------------       MARCH 31,
                                   2001            RESTRUCTURING                                          2002
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 38            $16      $ --      $(10)     $ --       $(19)           $25
Rationalization of
  manufacturing capacity
  and other charges........          67             40       (35)      (37)       27        (11)            51
                                   ----            ---      ----      ----      ----       ----            ---
    Total..................        $105            $56      $(35)     $(47)     $ 27       $(30)           $76
                                   ----            ---      ----      ----      ----       ----            ---
                                   ----            ---      ----      ----      ----       ----            ---
Continuing operations......                        $20      $(20)     $(12)     $ 13       $(27)
Discontinued operations....                         36       (15)      (35)       14         (3)
                                                   ---      ----      ----      ----       ----
    Total..................                        $56      $(35)     $(47)     $ 27       $(30)
                                                   ---      ----      ----      ----       ----
                                                   ---      ----      ----      ----       ----

                                                                 SIX MONTHS ENDED
                                                                  MARCH 31, 2002
                               SEPTEMBER 30,     ------------------------------------------------       MARCH 31,
                                   2001            RESTRUCTURING                                          2002
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 92           $ 56      $(20)     $ (23)    $ --      $ (80)           $25
Rationalization of
  manufacturing capacity
  and other charges........          79            121       (66)      (106)      53        (30)            51
                                   ----           ----      ----      -----     ----      -----            ---
    Total..................        $171           $177      $(86)     $(129)    $ 53      $(110)           $76
                                   ----           ----      ----      -----     ----      -----            ---
                                   ----           ----      ----      -----     ----      -----            ---
Continuing operations......                       $132      $(70)     $ (90)    $ 38      $ (99)
Discontinued operations....                         45       (16)       (39)      15        (11)
                                                  ----      ----      -----     ----      -----
    Total..................                       $177      $(86)     $(129)    $ 53      $(110)
                                                  ----      ----      -----     ----      -----
                                                  ----      ----      -----     ----      -----

    Workforce Reductions

    The Company recorded restructuring charges relating to workforce reductions of $16 and $56 for the three and six months ended March 31, 2002, respectively. These charges affected both management and represented employees within the Company's business operations groups, sales organizations and corporate support functions located in New Jersey, Pennsylvania and Florida. Of the total workforce reduction charges, $10 and $23 for the three and six months ended March 31, 2002, respectively, represents non-cash charges for a special pension benefit to certain U. S. employees that were funded through pension assets.

    In the first half of fiscal 2002, the Company recorded a $20 reversal of the restructuring reserve associated with workforce reductions, resulting from severance and benefit cost termination estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company's collective bargaining agreements allowed for a period when employees at risk could opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

finished at the end of calendar 2001. There were no reversals associated with workforce reductions for the three months ended March 31, 2002.

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

    The asset impairment charge of $36 for the second quarter of fiscal 2002 resulted principally from the impairment of assets under construction that had not been placed into service, and the asset impairment charge of $69 for the first half of fiscal 2002 also includes the impairment of property, plant and equipment associated with the consolidation of manufacturing and other corporate facilities. These non-cash impairment charges represent the write-down to fair value less costs to sell of property, plant and equipment that were disposed of, held for sale, or removed from operations.

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

    The Company recorded restructuring credits of $35 and $66 for the three and six months ended March 31, 2002, respectively. The $35 reversal during the second quarter of fiscal 2002 resulted from adjustments to estimates of $27 for asset impairments, $2 for facility lease terminations and $6 for contract terminations. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions and from assets that were placed back into service. The restructuring credits for the first half of fiscal 2002 also include a $25 reversal due to the Company receiving more proceeds from the sale of the assets associated with the Company's Madrid, Spain manufacturing operations than originally estimated and a $6 reversal of a restructuring reserve deemed no longer necessary.

5. DEBT

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

    As of March 31, 2003, ASRF had borrowings of $115 outstanding under this agreement. The majority of the Company's accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of March 31, 2003, $194 of gross receivables was pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of March 31, 2003 was 1.4%. In addition,

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the Company pays an annual commitment fee, which varies depending on its credit rating, on the $200 total loan commitment. As of March 31, 2003, the commitment fee was 1.5% per annum. If the Company's credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

COLLATERAL INSTALLMENT LOAN

    On March 28, 2003, the Company borrowed $20 under an installment note with a fixed interest rate of 9.45% that is secured by certain Company equipment. The Company will make 24 monthly installments beginning on May 1, 2003 with a $7 balloon payment due at the end of this period. Assuming certain conditions are met, the Company has the ability to refinance the balloon payment for an additional twelve month period. The current portion of this loan is $7 as of March 31, 2003.

6. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

    The Company has recognized increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company's restructuring activities. The Company recorded increased depreciation of $29 and $55 for the three and six months ended March 31, 2003, respectively. Of these amounts $24 and $41 was recorded in costs and $5 and $14 was recorded in restructuring and other charges -- net for the three and six months ended March 31, 2003, respectively. The Company also recorded increased depreciation of $9 for both the three and six months ended March 31, 2002, of which $8 is recorded in costs and $1 is recorded in restructuring and other charges -- net. This increased depreciation is reflected in net loss and resulted in a $0.02 and $0.03 per share increase in the net loss for the three and six months ended March 31, 2003, respectively, and a $0.01 per share increase in the net loss for both the three and six months ended March 31, 2002.

    During the three months ended March 31, 2002, the Company realized a $243 gain on the sale of its field-programmable gate array business, which is reflected in (gain) loss on sale of operating assets -- net.

    For the three months ended March 31, 2003, the Company recorded a provision for income taxes of $30 on a pre-tax loss from continuing operations of $148, yielding an effective tax rate of (20.4)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of approximately $72 was recorded against U.S. net deferred tax assets for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company recorded a provision for income taxes of $20 on pre-tax income from continuing operations of $70, yielding an effective tax rate of 28.6% due primarily to the provision for taxes in foreign jurisdictions.

    For the six months ended March 31, 2003, the Company recorded a provision for income taxes of $54 on a pre-tax loss from continuing operations of $272, yielding an effective tax rate of (20.0)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of approximately $126 was recorded against U.S. net deferred tax assets for the six months ended March 31, 2003. For the six months ended March 31, 2002, the Company recorded a provision for income taxes of $40 on a pre-tax loss from continuing operations of $217, yielding an effective tax rate of (18.4)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of approximately $77 was recorded against U.S. net deferred tax assets for the six months ended March 31, 2002.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

BALANCE SHEET INFORMATION

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                                ----          ----
Inventories:
    Completed goods.........................................    $ 62          $ 49
    Work in process.........................................      98           119
    Raw materials...........................................       3            22
                                                                ----          ----
    Inventories.............................................    $163          $190
                                                                ----          ----
                                                                ----          ----

7. INVESTMENT IN SILICON MANUFACTURING PARTNERS

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ('SMP'), with Chartered Semiconductor Manufacturing Ltd. ('Chartered Semiconductor'), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. The Company's investment in SMP was $193 and $179 as of March 31, 2003 and September 30, 2002, respectively, and is recorded in other assets.

    For the three and six months ended March 31, 2003 the Company recognized equity earnings, which is recorded in other income -- net, of $10 and $12 from SMP, respectively, compared to $5 and $26, respectively, in the corresponding prior year periods. SMP reported net income of $11 and $2 for the three and six months ended March 31, 2003, respectively, versus a net loss of $4 and net income of $26, respectively, in the corresponding prior year periods. As of March 31, 2003, SMP reported total assets of $534 and total liabilities of $304 compared to total assets of $589 and total liabilities of $367 as of September 30, 2002.

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of other comprehensive income (loss) are shown below.

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                MARCH 31,       MARCH 31,
                                                              -------------   -------------
                                                              2003    2002    2003    2002
                                                              ----    ----    ----    ----
Net loss....................................................  $(125)  $(219)  $(271)  $(594)
Other comprehensive income (loss):
    Foreign currency translation adjustments................     (1)     --      (1)     (2)
    Unrealized gain on cash flow hedges.....................      2       2       2       4
    Minimum pension liability adjustment....................     20      --      20      --
    Reclassification adjustment to net loss.................     --      --      --       5
                                                              -----   -----   -----   -----
        Total comprehensive loss............................  $(104)  $(217)  $(250)  $(587)
                                                              -----   -----   -----   -----
                                                              -----   -----   -----   -----

    The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. The minimum pension liability adjustment is related to the items discussed in Note 14 and there are no income taxes provided due to the recording of a full valuation allowance against U.S. net

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

deferred tax assets. The reclassification adjustment for the six months ended March 31, 2002 is comprised of a reversal of a $30 unrealized gain due to the realization of a gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations.

9. INTANGIBLE ASSETS

    Effective October 1, 2002, the Company adopted SFAS No. 142, 'Goodwill and Other Intangible Assets' ('SFAS 142'). SFAS 142 provides guidance on the financial accounting and reporting for goodwill and other acquired intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. SFAS 142 also requires that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not result in the recording of an impairment charge or any adjustments to previously recorded amounts. There were also no changes to the classification and useful lives of previously acquired goodwill and other intangible assets. The following table reflects intangible assets by major class and the related accumulated amortization:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                                ----          ----
Amortized intangible assets:
    Existing technology.....................................     $49           $49
    Less: accumulated amortization..........................      36            31
                                                                 ---           ---
    Amortized intangible assets -- net......................     $13           $18
                                                                 ---           ---
                                                                 ---           ---
Unamortized intangible assets:
Goodwill:
    Client segment..........................................     $79           $79
    Infrastructure segment..................................       4             4
                                                                 ---           ---
        Total goodwill......................................     $83           $83
                                                                 ---           ---
                                                                 ---           ---

    Intangible asset amortization expense for the three and six months ended March 31, 2003 was $3 and $5, respectively. Intangible asset amortization expense for the remainder of fiscal 2003 is estimated to be $4. The amortization expense for the succeeding two fiscal years is estimated to be $6 and $3, respectively.

    The following table reflects the impact of SFAS 142 on net loss and net loss per share had SFAS 142 become effective October 1, 2001.

                                                                THREE MONTHS         SIX MONTHS
                                                               ENDED MARCH 31,     ENDED MARCH 31,
                                                              -----------------   -----------------
                                                               2003      2002      2003      2002
                                                               ----      ----      ----      ----
Net loss:
    Net loss -- reported....................................  $ (125)   $ (219)   $ (271)   $ (594)
    Add back goodwill amortization..........................      --         5        --        15
                                                              ------    ------    ------    ------
    Net loss -- as adjusted.................................  $ (125)   $ (214)   $ (271)   $ (579)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------
Basic and diluted loss per share:
    Net loss -- reported....................................  $(0.08)   $(0.13)   $(0.16)   $(0.36)
    Add back goodwill amortization..........................      --        --        --       .01
                                                              ------    ------    ------    ------
    Net loss -- as adjusted.................................  $(0.08)   $(0.13)   $(0.16)   $(0.35)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

10. STOCK COMPENSATION PLANS

    In December 2002, the Financial Accounting Standards Board ('FASB') issued SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' ('SFAS 148') which amends the transition and disclosure provisions of SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123').
SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company adopted the interim period disclosure provisions of SFAS 148 beginning with the first quarter of fiscal 2003 and these provisions had no effect on the Company's financial condition or results of operations. The Company applies Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25') and related interpretations in accounting for its plans, as permitted under SFAS 123. Compensation expense recorded under APB 25, which uses the intrinsic value method, was $0 and $1 for the three months ended March 31, 2003 and 2002, respectively, and $1 and $2 for the six months ended March 31, 2003 and 2002, respectively.

    The following table illustrates the effect on net loss and net loss per share if Agere had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan (the 'ESPP'):

                                                                THREE MONTHS         SIX MONTHS
                                                               ENDED MARCH 31,     ENDED MARCH 31,
                                                              -----------------   -----------------
                                                               2003      2002      2003      2002
                                                               ----      ----      ----      ----
Net loss:
    As reported.............................................  $ (125)   $ (219)   $ (271)   $ (594)
    Less: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards................................................      35        46        69        91
                                                              ------    ------    ------    ------
    Pro forma(1)............................................  $ (160)   $ (265)   $ (340)   $ (685)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------
Basic and diluted loss per share:
    As reported.............................................  $(0.08)   $(0.13)   $(0.16)   $(0.36)
    Pro forma(1)............................................  $(0.10)   $(0.16)   $(0.21)   $(0.42)

---------

(1) The pro forma amounts shown above include the fair values of all Agere stock options including, for the three and six months ended March 31, 2002, Lucent options held by Agere employees that were converted to Agere options at the Distribution date. Also included is the fair value of the option embedded in Agere shares under the ESPP. The pro forma impact of applying SFAS No. 123 in the second quarter of fiscal 2003 and 2002 does not necessarily represent the pro forma impact in future quarters or years.


    Stock options outstanding as of March 31, 2003 were 210,265,357. The Company granted 65,000,250 stock options from its stock option plans during the six months ended March 31, 2003. These options were primarily broad based grants that were part of its annual grant program.

    As of March 31, 2003, 77,950,184 shares remained available for purchase under the ESPP. For the six months ended March 31, 2003, 2,496,764 shares were purchased under the ESPP.

11. NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the loss from continuing operations reported for the three and six months ended March 31, 2003, 210,265,357

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

outstanding stock options and 123,960,695 potential common shares related to convertible notes have been excluded from the diluted per share calculations because their effect would be anti-dilutive. For the three months ended March 31, 2002, 147,076 potential common shares have been included in the diluted per share calculations. As a result of the loss from continuing operations reported for the six months ended March 31, 2002, 132,128,705 outstanding stock options and 12,500 potential common shares related to other stock units have been excluded from the diluted per share calculations because their effect would be anti-dilutive.

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

    The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. Prior to the reflection of the Company's optoelectronic components business as discontinued operations, as discussed in Note 2, the Infrastructure Systems segment also included the results of operations from this business.

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

    At the beginning of each fiscal year, the Company updates the allocation of its shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from the two operating segments. This essentially creates a take-or-pay relationship between the Company's manufacturing facilities and the operating segments. Effective October 1, 2002, with the update of the demand forecast for fiscal 2003, the costs allocated to the Client segment have increased by approximately $20 and $45 for the three and six months ended March 31, 2003, respectively, when compared to the corresponding prior year period. Accordingly, the costs allocated to the Infrastructure Systems segment decreased by the same amount. This change in allocation impacts gross margins at the segment level, but has no effect on the overall gross margin for the Company.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

REPORTABLE SEGMENTS

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED           ENDED
                                                               MARCH 31,       MARCH 31,
                                                              ------------   -------------
                                                              2003   2002    2003    2002
                                                              ----   ----    ----    ----
Revenue
    Client Systems..........................................  $316   $ 325   $ 616   $ 599
    Infrastructure Systems..................................   127     164     263     335
                                                              ----   -----   -----   -----
        Total...............................................  $443   $ 489   $ 879   $ 934
                                                              ----   -----   -----   -----
                                                              ----   -----   -----   -----
Operating loss (excluding amortization of goodwill and other acquired intangibles, net restructuring and other charges
  and net gain or loss on sale of operating assets)
    Client Systems..........................................  $(60)  $ (34)  $(136)  $(121)
    Infrastructure Systems..................................   (17)   (120)    (28)   (233)
                                                              ----   -----   -----   -----
        Total...............................................  $(77)  $(154)  $(164)  $(354)
                                                              ----   -----   -----   -----
                                                              ----   -----   -----   -----

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed consolidated statements of operations is shown below.

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                MARCH 31,       MARCH 31,
                                                              -------------   -------------
                                                              2003    2002    2003    2002
                                                              ----    ----    ----    ----
Reportable segment operating loss...........................  $ (77)  $(154)  $(164)  $(354)
Less:
    Amortization of goodwill and other acquired
      intangibles...........................................      3       9       5      17
    Restructuring and other charges -- net..................     68       3      93      67
    (Gain) loss on sale of operating assets -- net..........      2    (246)      2    (245)
                                                              -----   -----   -----   -----
        Total operating income (loss).......................  $(150)  $  80   $(264)  $(193)
                                                              -----   -----   -----   -----
                                                              -----   -----   -----   -----

13. FINANCIAL GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' ('FIN 45'). FIN 45 is principally a clarification and elaboration of SFAS No. 5 'Accounting for Contingencies,' under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective with the first quarter of fiscal 2003 with no material impact on its financial condition or results of operations. Set forth below is a discussion of the Company's guarantees as of March 31, 2003.

    A subsidiary of Agere Systems Inc. has guaranteed the payment of $9 of debt and interest incurred by SMP. As of March 31, 2003, no liability is recorded since the Company believes it is unlikely that the subsidiary would be required to make any payments associated with this guarantee.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of default. The maximum potential amount of future payments that the Company could be liable for is $6. As of March 31, 2003, no liability is recorded since the Company believes it is unlikely that it would be required to make any payments related to these obligations.

    Agere Systems Inc. includes indemnification clauses in its standard terms and conditions for product sales agreements, which indemnify its customers from third party intellectual property infringement litigation. Also, the Company's installment note contains an indemnification clause in which Agere provides indemnification against any claims, liabilities, losses and costs associated with the collateral named in the agreement. There are no liabilities recorded as of March 31, 2003 for indemnification clauses.

    The Company's policy is to record a liability, which is reflected within other current liabilities, for known or potential warranty claims based on historical experience. The tables below present a reconciliation of the changes in the Company's aggregate product warranty liability for continuing operations for the three and six months ended March 31, 2003.

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2003
                                                              --------------
Balance as of January 1, 2003...............................       $ 4
    Accruals for new and pre-existing warranties (including
      changes in estimates).................................         1
    Settlements made (in cash or in kind) during the
      period................................................        (1)
                                                                   ---
Balance as of March 31, 2003................................       $ 4
                                                                   ---
                                                                   ---

                                                                SIX MONTHS
                                                                  ENDED
                                                              MARCH 31, 2003
                                                              --------------
Balance as of October 1, 2002...............................         4
    Accruals for new and pre-existing warranties (including
      changes in estimates).................................         2
    Settlements made (in cash or in kind) during the
      period................................................        (2)
                                                                   ---
Balance as of March 31, 2003................................       $ 4
                                                                   ---
                                                                   ---

14. BENEFIT OBLIGATIONS

    On March 14, 2003, the Company voluntarily contributed 18,750,000 shares of Agere Class A common stock to the qualified occupational pension plan. The value of the stock at the time of the contribution was $30. This contribution, combined with a remeasurement of the qualified occupational pension plan as a result of the curtailment discussed in Note 4, led to a $20 reduction of the minimum pension liability from $170 as of September 30, 2002 to $150 as of March 31, 2003.

15. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2003

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for as of March 31, 2003, would not be material to the annual consolidated financial statements.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2003, cannot be estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended March 31, 2003 and 2002 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We provide advanced integrated circuit solutions for wireless data, high-density storage and multi-service networking applications. These solutions form the building blocks for a broad range of communications and computing applications. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

    Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property assigned to that segment. The Client Systems segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking. The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. The Infrastructure Systems segment also provided optoelectronic components, however, we have sold these operations and have reflected them as discontinued operations. See 'Sale of Optoelectronic Components Business' for additional details.

    Effective with the first quarter of fiscal 2003, we refined our methodology for allocating shared information technology expenses to our operating segments and between costs, selling, general and administrative expenses, and research and development expenses. We believe that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since our separation from Lucent Technologies Inc. in fiscal 2001. Historical amounts for all periods presented have been conformed to the current presentation. As a result of this change, approximately $18 million and $38 million of expenses previously reflected in costs were reclassified to operating expenses for the three and six months ended March 31, 2002, respectively.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. On February 1, 2001, Lucent transferred to us the assets and liabilities related to our business, other than pension and postretirement assets and liabilities. In April 2001, we completed our initial public offering. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders. Also in June 2002, Lucent transferred to us the pension and postretirement assets and liabilities related to our employees based on then available census data. This census data has recently been finalized and our pension plans will be receiving a final transfer from the Lucent plans in the quarter ending June 30, 2003. Prior to the completion of the spin-off, we were a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the spin-off was $65 million and $143 million for the three and six months ended March 31, 2002, respectively, of which $13 million and $37 million, respectively, is recorded within income (loss) from operations of discontinued operations.

SALE OF OPTOELECTRONIC COMPONENTS BUSINESS

    During the three months ended March 31, 2003, we sold a substantial portion of our optoelectronic components business to TriQuint Semiconductor, Inc. for $40 million in cash. The transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and includes lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems.

    During the three months ended March 31, 2003, we also sold the remainder of our optoelectronic components business that provides cable television transmission systems, telecom access and satellite communications components to EMCORE Corporation for $25 million in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business.

    Our exit from the optoelectronic components business is complete as a result of these two sales. The condensed consolidated financial statements have been reclassified for all periods presented to reflect the optoelectronic components business as discontinued operations. See Note 2 to our financial statements in
Item 1 for additional details.

RESTRUCTURING ACTIVITIES

    We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include a workforce reduction, rationalization and consolidation of manufacturing capacity, and the exit of our optoelectronic components business. We recorded net restructuring and related charges for continuing operations of $68 million and $93 million for the three and six months ended March 31, 2003, respectively, which are classified within restructuring and other charges -- net. In addition, within gross margin we recorded $29 million and $54 million of restructuring related costs during the three and six months ended March 31, 2003, respectively, of which $24 million and $41 million, respectively, resulted from increased depreciation. We recorded net restructuring and related charges for continuing operations of $62 million for the six months ended March 31, 2002, which are classified within restructuring and other charges -- net. We recorded no net restructuring and related charges for continuing operations in the three months ended March 31, 2002. In addition, within gross margin we recorded approximately $9 million and $10 million of restructuring related costs during the three and six months ended March 31, 2002, respectively, of which $8 million resulted from increased depreciation in both periods. The increased depreciation in all periods is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

    The exit from our optoelectronic components business completes a major portion of our previously announced corporate restructuring. We are still in the process of consolidating our integrated circuit manufacturing capabilities as previously planned. To complete and implement our remaining restructuring and consolidation actions, we estimate we will incur approximately $155 million in additional charges, of which approximately $105 million will be cash-related and approximately $50 million will be non-cash related.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,             CHANGE
                                                         --------------      --------------
                                                         2003      2002       $         %
                                                         ----      ----      ----      ----
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $316      $325      $ (9)      (3)%
    Infrastructure Systems.............................   127       164       (37)     (23)
                                                         ----      ----      ----
        Total..........................................  $443      $489      $(46)      (9)%
                                                         ----      ----      ----
                                                         ----      ----      ----

    Revenue. Revenue decreased 9% or $46 million, for the three months ended March 31, 2003, as compared to the same quarter in 2002. The decrease of $9 million within the Client segment was driven primarily by the absence of $21 million in revenues from our wireless local area network equipment business that was sold in fiscal 2002, partially offset by a $12 million increase in revenues derived from the licensing of intellectual property. We also saw strength in the sales of General Packet Radio Service, or GPRS, solutions used in mobile terminal devices, but experienced pricing pressures related to wireless local area networking solutions.

    The majority of the decrease of $37 million within the Infrastructure segment was due to the absence of $19 million in revenues from our analog line card and field programmable gate array businesses which were sold in fiscal 2002. The remaining decrease was caused by decreased volume, which resulted from lower demand from telecommunications equipment manufacturers as their customers, communication service providers, reduced capital expenditures.

    Gross margin. Gross margin increased 5.5 percentage points to 26.4% for the three months ended March 31, 2003 from 20.9% for the three months ended March 31, 2002. Gross margin for the Client segment decreased to 14.9% in the current quarter from 27.1% in the prior year quarter. Gross margin for the Infrastructure segment increased to 55.1% in the current quarter from 8.5% in the prior year quarter. The changes in margin on a segment basis were caused in part by a change in the allocation of certain shared manufacturing costs. At the beginning of each fiscal year, we update the allocation of our shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from our two operating segments. This essentially creates a take-or-pay relationship between our manufacturing facilities and the operating segments. As a result, the dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure margins due to un-recovered costs, as sales volumes were less than we had anticipated. With the update of our demand forecast for fiscal 2003, effective October 1, 2002, the costs allocated to our Client segment for the three months ended March 31, 2003 have increased by approximately $20 million when compared to the prior year quarter. Accordingly, the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client margin and the increase in Infrastructure margin. However, this change in allocation has no effect on our total gross margin.

    In addition to the change in allocation as noted above, the Client segment margins were also negatively impacted by a $25 million charge taken during the three months ended March 31, 2003 for restructuring related costs, as well as the loss of gross margin from our wireless local area network equipment business which was sold in fiscal 2002. These decreases to margin were partially offset by improved expense management related to the actions taken under our restructuring and cost saving initiatives and a $12 million increase in gross margin derived from the licensing of intellectual property. In addition to the change in allocation as noted above, the Infrastructure segment margins were also positively impacted by improved expense management related to the actions taken under our restructuring and cost saving initiatives and $6 million of lower inventory provisions in the current quarter.

    Selling, general and administrative. Selling, general and administrative expenses decreased 15% or $14 million, from $92 million in the three months ended March 31, 2002 to $78 million in the three months ended March 31, 2003. The decrease was primarily driven by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card, field programmable gate array and wireless local area network equipment businesses which were sold in fiscal 2002. In addition, bad debt expenditures decreased by $7 million while expenses related to our annual meeting increased by $8 million when compared to the prior year quarter.

    Research and development. Research and development expenses decreased 29% or $48 million, from $164 million in the three months ended March 31, 2002 to $116 million in the three months ended March 31, 2003. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives. Additional reductions occurred due to the absence of expenses from the three businesses that we sold in fiscal 2002.

    Amortization of goodwill and other acquired intangibles. Amortization expense decreased 67% or $6 million from $9 million for the three months ended March 31, 2002 to $3 million for the three months ended March 31, 2003. The decrease is due to the absence of amortization of goodwill in the three months ended March 31, 2003. Effective October 1, 2002, we adopted Statement 142, 'Goodwill and Other Intangible Assets' and are no longer permitted to amortize goodwill. Acquired intangible assets with finite lives are still amortized.

    Restructuring and other charges -- net. Net restructuring and other charges increased $65 million to $68 million for the three months ended March 31, 2003 from $3 million for the three months ended March 31, 2002. See 'Restructuring Activities' for additional details.

    Operating income (loss). We reported an operating loss of $150 million for the three months ended March 31, 2003, compared with operating income of $80 million for the three months ended March 31, 2002. The deterioration in operating income (loss) is primarily attributable to a $243 million gain on the sale of our field-programmable gate array business in the prior year quarter and increased restructuring and other charges in the current year quarter. These amounts more than offset improvements realized as a result of increased expense reductions and higher gross margin. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net (gain) loss on sale of operating assets, which is shown in the following table.

                                                         THREE MONTHS
                                                             ENDED
                                                           MARCH 31,             CHANGE
                                                        ---------------      --------------
                                                        2003      2002        $         %
                                                        ----      -----      ----      ----
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems....................................  $(60)     $ (34)     $(26)     (76)%
    Infrastructure Systems............................   (17)      (120)      103       86
                                                        ----      -----      ----
        Total.........................................  $(77)     $(154)     $ 77       50%
                                                        ----      -----      ----
                                                        ----      -----      ----

    Other income -- net. Other income -- net was $13 million of income for both the three months ended March 31, 2003 and 2002. A $5 million increase in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd during the current quarter was offset by a $5 million decrease in interest income as a result of lower average cash balances.

    Interest expense. Interest expense decreased 52% or $12 million to $11 million for the three months ended March 31, 2003 from $23 million for the three months ended March 31, 2002. This decrease is due to having significantly lower debt in the three months ended March 31, 2003 primarily as a result of repayments on our credit facility, which matured on September 30, 2002.

    Provision for income taxes. For the three months ended March 31, 2003, we recorded a provision for income taxes of $30 million on a pre-tax loss from continuing operations of $148 million, yielding an effective tax rate of (20.4)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of approximately $72 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the three months ended March 31, 2002, we recorded a provision for income taxes of $20 million on pre-tax income from continuing operations of $70 million, yielding an effective tax rate of 28.6%. This rate differs from the U.S. statutory rate primarily due to the provision for taxes in foreign jurisdictions.

    Income (loss) from discontinued operations. For the three months ended March 31, 2003, income from our discontinued optoelectronics business was $53 million, or $0.03 per share, and consisted of income from operations of $12 million and a gain on disposal of $41 million. The income from operations reflects a $10 million net reversal of restructuring charges and a $7 million gain from the sale of an investment, which were partially offset by losses in the operations of this business. These losses were lessened by a lack of depreciation and amortization as all long-lived assets related to discontinued operations were impaired in fiscal 2002. The gain from disposal reflects a $22 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE. See Note 2 to our financial statements in Item 1 for additional information. For the three months ended March 31, 2002, loss from discontinued operations was $269 million, or $0.16 per share.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                           SIX MONTHS
                                                             ENDED
                                                           MARCH 31,             CHANGE
                                                         --------------      --------------
                                                         2003      2002       $         %
                                                         ----      ----      ----      ----
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $616      $599      $ 17        3 %
    Infrastructure Systems.............................   263       335       (72)     (21)
                                                         ----      ----      ----
        Total..........................................  $879      $934      $(55)      (6)%
                                                         ----      ----      ----
                                                         ----      ----      ----

    Revenue. Revenue decreased 6% or $55 million, for the six months ended March 31, 2003, as compared to the same period in 2002. The increase of $17 million within the Client segment was driven primarily by strength in the sales of systems on a chip used in hard disk drive applications and GPRS solutions used in mobile terminal devices, as well as a $17 million increase in revenues derived from the licensing of intellectual property. These increases were partially offset by the absence of $38 million in revenues from our wireless local area network equipment business which was sold in fiscal 2002 and by pricing pressures related to wireless local area networking solutions.

    The majority of the decrease of $72 million within the Infrastructure segment was due to the absence of $43 million in revenues from our analog line card and field programmable gate array businesses which were sold in fiscal 2002. The remaining decrease was caused by decreased volume, which resulted from lower demand from telecommunications equipment manufacturers as their customers, communication service providers, reduced capital expenditures.

    Gross margin. Gross margin increased 6.9 percentage points to 26.2% for the six months ended March 31, 2003 from 19.3% for the six months ended March 31, 2002. Gross margin for the Client segment decreased to 13.6% in the current period from 21.4% in the prior year period. Gross margin for the Infrastructure segment increased to 55.5% in the current period from 15.5% in the prior year period. The changes in margin on a segment basis were caused in part by the change in the allocation of certain shared manufacturing costs described above. The dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure margins due to un-recovered costs, as sales volumes were less than we had anticipated. With the update of our cost allocation for fiscal 2003, effective October 1, 2002, the costs allocated to our Client segment for the six months ended March 31, 2003 have increased by approximately $45 million when compared to prior year period. Accordingly, the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client margin and the increase in Infrastructure margin. However, this change in allocation has no effect on our total gross margin.

    In addition to the change in allocation as noted above, the Client segment margins were also negatively impacted by a $45 million charge taken during the six months ended March 31, 2003 for restructuring related costs, as well as the loss of gross margin from our wireless local area network equipment business which was sold in fiscal 2002. These decreases to margin were partially offset by improved expense management related to the actions taken under our restructuring and cost saving initiatives and a $16 million increase in gross margin derived from the licensing of intellectual property. In addition to the change in allocation as noted above, the Infrastructure segment margins were also positively impacted by improved expense management related to the actions taken under our restructuring and cost saving initiatives and $15 million of lower inventory provisions in the current period.

    Selling, general and administrative. Selling, general and administrative expenses decreased 22% or $42 million, from $193 million in the six months ended March 31, 2002 to $151 million in the six months ended March 31, 2003. The overall decrease was primarily driven by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card, field programmable gate array and wireless local area network equipment businesses which were sold in fiscal 2002. In addition, bad debt expenditures decreased by

$11 million while expenses related to our annual meeting increased by $11 million when compared to the prior year period.

    Research and development. Research and development expenses decreased 29% or $98 million, from $341 million in the six months ended March 31, 2002 to $243 million in the six months ended March 31, 2003. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives. Additional reductions occurred due to the absence of expenses from the three businesses that we sold in fiscal 2002.

    Amortization of goodwill and other acquired intangibles. Amortization expense decreased 71% or $12 million from $17 million for the six months ended March 31, 2002 to $5 million for the six months ended March 31, 2003. The decrease is due to the absence of amortization of goodwill in the six months ended March 31, 2003. Effective October 1, 2002, we adopted Statement 142, 'Goodwill and Other Intangible Assets' and are no longer permitted to amortize goodwill. Acquired intangible assets with finite lives are still amortized.

    Restructuring and other charges -- net. Net restructuring and other charges increased 39% or $26 million to $93 million for the six months ended March 31, 2003 from $67 million for the six months ended March 31, 2002. See 'Restructuring Activities' for additional details.

    Operating loss. We reported an operating loss of $264 million for the six months ended March 31, 2003, compared with an operating loss of $193 million for the six months ended March 31, 2002. The increase in operating loss is primarily attributable to a $243 million gain on the sale of our field-programmable gate array business in the prior year period and increased restructuring and other charges in the current year period. These amounts more than offset improvements realized as a result of increased expense reductions and higher gross margin. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net (gain) loss on sale of operating assets, which is shown in the following table.

                                                          SIX MONTHS
                                                            ENDED
                                                          MARCH 31,              CHANGE
                                                       ----------------      --------------
                                                       2003       2002        $         %
                                                       -----      -----      ----      ----
                                                              (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems...................................  $(136)     $(121)     $(15)     (12)%
    Infrastructure Systems...........................    (28)      (233)      205       88
                                                       -----      -----      ----
        Total........................................  $(164)     $(354)     $190       54 %
                                                       -----      -----      ----
                                                       -----      -----      ----

    Other income -- net. Other income -- net decreased 67% or $33 million to $16 million of income for the six months ended March 31, 2003 compared to $49 million of income for the same period in 2002. The change is primarily due to a $14 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd during the current period and a $15 million decrease in interest income as a result of lower average cash balances.

    Interest expense. Interest expense decreased 67% or $49 million to $24 million for the six months ended March 31, 2003 from $73 million for the six months ended March 31, 2002. This decrease is due to having significantly lower debt in the six months ended March 31, 2003 primarily as a result of repayments on our credit facility, which matured on September 30, 2002.

    Provision for income taxes. For the six months ended March 31, 2003, we recorded a provision for income taxes of $54 million on a pre-tax loss from continuing operations of $272 million, yielding an effective tax rate of (20.0)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of approximately $126 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the six months ended March 31, 2002, we recorded a provision for income taxes of $40 million on a pre-tax loss from continuing operations of $217 million, yielding an effective tax rate of (18.4)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of approximately $77 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

    Income (loss) from discontinued operations. For the six months ended March 31, 2003, income from our discontinued optoelectronic business was $60 million, or $0.04 per share, and consisted of income from operations of $19 million and a gain on disposal of $41 million. The income from operations reflects a $10 million net reversal of restructuring charges and a $7 million gain from the sale of an investment. The income from operations also benefited from a $24 million take-or-pay settlement, as well as a lack of depreciation and amortization as all long-lived assets related to discontinued operations were impaired in fiscal 2002. The gain from disposal reflects a $22 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE. See Note 2 to our financial statements in Item 1 for additional information. For the six months ended March 31, 2002, loss from discontinued operations was $337 million, or $0.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2003, our cash in excess of short-term debt was $573 million, which reflects $727 million in cash and cash equivalents less $115 million of borrowings under our accounts receivable securitization facility, $32 million from the current portion of our capitalized lease obligations and $7 million from the current portion of an installment note. In addition, we have $18 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of March 31, 2003, our long-term debt was $481 million, which consists of $410 million of convertible subordinated notes due in fiscal 2009, $58 million from the non-current portion of our capitalized lease obligations and $13 million from the non-current portion of an installment note.

    Net cash used in operating activities from continuing operations was $91 million for the six months ended March 31, 2003 compared with $381 million for the six months ended March 31, 2002. This improvement in cash used in operating activities reflects the impact of our steps to streamline our cost structure, including restructuring and consolidation activities, and the streamlining of our product portfolio. Net cash used in operating activities from discontinued operations was $59 million for the six months ended March 31, 2003 compared with $36 million for the six months ended March 31, 2002.

    Net cash provided by investing activities was $29 million for the six months ended March 31, 2003 compared with $303 million for the six months ended March 31, 2002. The decrease in cash flow from investing activities is primarily due to $250 million of net proceeds from the sale of our field-programmable gate array business in the prior year period and a decrease of $101 million in proceeds from the sale of property, plant and equipment, partially offset by net proceeds of $64 million from the sale of our optoelectronic components business to TriQuint and EMCORE in the current period. Capital expenditures decreased by $11 million during the six months ended March 31, 2002 when compared to the prior year period.

    Net cash used in financing activities was $43 million for the six months ended March 31, 2003, compared with $1,433 million for the six months ended March 31, 2002. The current period use of cash primarily reflects the partial repayment of $48 million related to our accounts receivable securitization facility and $23 million related to amounts outstanding under capital leases, offset somewhat by borrowings of $20 million under an installment loan. The prior year period includes repayments of $1,500 million of outstanding debt on our credit facility, which was retired on September 30, 2002 and an increase of $137 of short-term debt under our accounts receivable securitization facility.

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization agreement relating to certain accounts receivable. As part of the agreement, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement, as amended on November 12, 2002, expires on November 11, 2003. As of March 31, 2003, $115 million was outstanding under this agreement. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. We also pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of March 31, 2003, the commitment fee was 1.5% per annum. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively. As of March 31, 2003, our credit ratings were BB- with a negative outlook from Standard & Poor's and B1 from Moody's.

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

    During the three months ended March 31, 2003, we voluntarily contributed 18,750,000 shares of our Class A common stock to our qualified occupational pension plan. The value of the stock at the time of the contribution was $30 million. This contribution, combined with a remeasurement of the qualified occupational pension plan as a result of the curtailment caused by restructuring activities at our Orlando facility, led to a $20 million reduction of our minimum pension liability from $170 million as of September 30, 2002 to $150 million as of March 31, 2003. As part of the remeasurement, the plan was revalued as of March 31, 2003 with a discount rate of 6.25%. We do not expect to make any further contributions to our pension plans in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.' Interpretation 45 is principally a clarification and elaboration of Statement of Financial Accounting Standards No. 5 'Accounting for Contingencies,' under which companies were required to recognize a liability for guarantees only when it became likely that the company would have to honor its guarantee. Interpretation 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed under the guarantee, even if it is not probable that payments will be required under that guarantee. The initial recognition and measurement provisions of Interpretation 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Previous accounting for guarantees issued prior to application of Interpretation 45 will not need to be revised or restated. The disclosure requirements in Interpretation 45 are effective for annual and interim periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on our financial condition or results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation.' Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. We adopted the interim period disclosure provisions of Statement 148 beginning with the first quarter of fiscal 2003 and will adopt the annual disclosure requirements effective with the fiscal year ended September 30, 2003. The adoption of Statement 148 had no effect on our financial condition or results of operations.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 'Consolidation of Variable Interest Entities,' which clarifies the application of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. Interpretation 46 is effective for all new variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of Interpretation 46 must be applied to the first interim or annual period beginning after June 15, 2003. We do not expect Interpretation 46 to have an impact on our financial condition or results of operations since we currently do not have variable interest entities.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2003, cannot be estimated.

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

    We intend to vigorously defend our self against the claims of the Intersil parties.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as 'expects', 'anticipates', 'intends', 'plans', 'believes', 'seeks', 'estimates', variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

           As of March 31, 2003, we had approximately 1,700 U.S. union represented employees covered by collective bargaining agreements. Most of these employees are part of our manufacturing operations. Our U.S. union agreements are with the Communications Workers of America and the International Brotherhood of Electrical Workers. These agreements expire on May 31, 2003. We have begun negotiations with the unions on new contracts. We can provide no assurance that we will be able to complete new agreements with the unions prior to the expiration of the contracts or that we will not be competitively disadvantaged if we are unable to do so.

    A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers. Such an outbreak could also reduce demand from our customers.

           A number of countries in the Asia/Pacific region have recently been experiencing outbreaks of SARS. As a result of these outbreaks, businesses can be shut down temporarily and individuals can become ill or quarantined. We have manufacturing and back-office operations in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of SARS have been reported.

           If our operations are curtailed because of SARS or other health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would reduce our profitability. In addition, a curtailment of our design operations could result in delays in the development of new products.

           If our customers' businesses were affected by SARS, they might delay or reduce purchases from us, which could reduce our revenues and profitability.

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

    Because of differences in voting power and liquidity between the Class A common stock and the Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings'.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Agere held its Annual Meeting of Stockholders on February 20, 2003. At that meeting, stockholders elected two individuals as Directors of the Company for terms that will expire at the Annual Meeting to be held in 2006. In addition, stockholders approved three Company proposals, each of which provided for an amendment to Agere's certificate of incorporation to effect a reverse stock split at the discretion of Agere's Board of Directors. The ratio of the reverse stock split varied in each proposal. The individuals elected and the results of the voting are as follows.

                                                                VOTES FOR     VOTES WITHHELD
                                                                ---------     --------------
Rajiv L. Gupta..............................................  3,092,421,945    467,727,206
Rae F. Sedel................................................  3,056,212,336    503,936,815

                                                           VOTES FOR     VOTES AGAINST    ABSTAIN
                                                           ---------     -------------    -------
Company proposal number 1 -- Reverse stock split (1:5)
    Class A common stock...............................    645,499,979     8,729,265     1,297,691
    Class B common stock...............................    680,632,197    40,625,679     4,914,533
                                                         -------------    ----------     ---------
    Class A common stock and Class B common stock
      combined.........................................  1,326,132,176    49,354,944     6,212,224
                                                         -------------    ----------     ---------
                                                         -------------    ----------     ---------

Company proposal number 2 -- Reverse stock split (1:10)
    Class A common stock...............................    639,649,000    14,517,682     1,360,254
    Class B common stock...............................    676,846,411    43,997,609     5,328,315
                                                         -------------    ----------     ---------
    Class A common stock and Class B common stock
      combined.........................................  1,316,495,411    58,515,291     6,688,569
                                                         -------------    ----------     ---------
                                                         -------------    ----------     ---------

Company proposal number 3 -- Reverse stock split (1:15)
    Class A common stock...............................    638,728,037    15,359,287     1,439,613
    Class B common stock...............................    673,036,615    47,736,029     5,399,768
                                                         -------------    ----------     ---------
    Class A common stock and Class B common stock
      combined.........................................  1,311,764,652    63,095,316     6,839,381
                                                         -------------    ----------     ---------
                                                         -------------    ----------     ---------

    There were no broker non-votes on any of the above matters. The following individuals whose terms expire in either 2004 or 2005 continue to serve as Directors of the Company: Richard L. Clemmer, John T. Dickson, Krish Prabhu, Harold A. Wagner and John A. Young.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        See Exhibit Index.

    (b) Reports on Form 8-K

        Current Report on Form 8-K filed January 17, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7b (Pro Forma Financial Information).

        Current Report on Form 8-K filed January 31, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7b (Pro Forma Financial Information).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGERE SYSTEMS INC.



Date: May 8, 2003                                    /S/ JOHN W. GAMBLE, JR.
                                                  .............................
                                                         JOHN W. GAMBLE, JR.
                                                   EXECUTIVE VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

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


Date: May 8, 2003


                                                      /s/ JOHN T. DICKSON
                                               .................................
                                                          JOHN T. DICKSON
                                                           PRESIDENT AND
                                                       CHIEF EXECUTIVE OFFICER

I, John W. Gamble, Jr., certify that:

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


Date: May 8, 2003

                                                    /s/ JOHN W. GAMBLE, JR.
                                               .................................
                                                        JOHN W. GAMBLE, JR.
                                                  EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


EXHIBITS NO.                          DESCRIPTION
------------                          -----------
    99.1      Certification of Chief Executive Officer pursuant to 18
              U.S.C. 1350
    99.2      Certification of Chief Financial Officer pursuant to 18
              U.S.C. 1350