Form 10-Q
period 2003-06-30
AGERE SYSTEMS INC
filed 2003-08-07
CIK 1129446

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 7, 2003
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR

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

    As of July 31, 2003, 773,837,747 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

--------------------------------------------------------------------------------

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
Part I -- Financial Information

    Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for
        the three and nine months ended June 30, 2003 and 2002....    2

        Condensed Consolidated Balance Sheets as of June 30,
        2003 and September 30, 2002...............................    3

        Condensed Consolidated Statements of Cash Flows for
        the nine months ended June 30, 2003 and 2002..............    4

        Notes to Condensed Consolidated Financial
        Statements................................................    5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........   20

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk...........................................   32

    Item 4. Controls and Procedures...............................   32

Part II -- Other Information

    Item 1. Legal Proceedings.....................................   33

    Item 6. Exhibits and Reports on Form 8-K......................   33

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               2003     2002     2003     2002
                                                               ----     ----     ----     ----
Revenue.....................................................  $  456   $  498   $1,335   $1,432
Costs.......................................................     321      371      970    1,125
                                                              ------   ------   ------   ------
Gross profit................................................     135      127      365      307
                                                              ------   ------   ------   ------
Operating expenses:
    Selling, general and administrative.....................      76       71      227      264
    Research and development................................     117      145      360      486
    Amortization of goodwill and other acquired
      intangibles...........................................       2        7        7       24
    Restructuring and other charges -- net..................       6       75       99      142
    Gain on sale of operating assets -- net.................     (15)      --      (13)    (245)
                                                              ------   ------   ------   ------
        Total operating expenses............................     186      298      680      671
                                                              ------   ------   ------   ------
Operating loss..............................................     (51)    (171)    (315)    (364)
Other income -- net.........................................       3       20       19       69
Interest expense............................................      11       23       35       96
                                                              ------   ------   ------   ------
Loss from continuing operations before income taxes.........     (59)    (174)    (331)    (391)
Provision for income taxes..................................       8       16       62       56
                                                              ------   ------   ------   ------
Loss from continuing operations.............................     (67)    (190)    (393)    (447)
Discontinued operations:
    Income (loss) from operations of discontinued business
      (net of taxes)........................................      --     (142)      19     (479)
    Gain (loss) on disposal of discontinued business
      (net of taxes)........................................     (11)      --       30       --
                                                              ------   ------   ------   ------
        Income (loss) from discontinued operations..........     (11)    (142)      49     (479)
                                                              ------   ------   ------   ------
Loss before cumulative effect of accounting change..........     (78)    (332)    (344)    (926)
Cumulative effect of accounting change (net of taxes).......      --       --       (5)      --
                                                              ------   ------   ------   ------
Net loss....................................................  $  (78)  $ (332)  $ (349)  $ (926)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
Basic and diluted income (loss) per share information:
    Loss from continuing operations.........................  $(0.04)  $(0.11)  $(0.24)  $(0.28)
    Income (loss) from discontinued operations..............   (0.01)   (0.09)    0.03    (0.29)
                                                              ------   ------   ------   ------
    Loss before cumulative effect of accounting change......   (0.05)   (0.20)   (0.21)   (0.57)
    Cumulative effect of accounting change..................      --       --       --       --
                                                              ------   ------   ------   ------
    Net loss................................................  $(0.05)  $(0.20)  $(0.21)  $(0.57)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
    Weighted average shares outstanding -- basic and diluted
      (in millions).........................................   1,678    1,637    1,660    1,636
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2003         2002
                                                                ----         ----
ASSETS
Current Assets
    Cash and cash equivalents...............................   $  731       $  891
    Cash held in trust......................................       18           16
    Trade receivables, less allowances of $6 as of June 30,
      2003 and $9 as of September 30, 2002..................      262          256
    Inventories.............................................      140          190
    Prepaid expenses........................................       38           57
    Other current assets....................................       23           46
                                                               ------       ------
        Total current assets................................    1,212        1,456
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $1,356 as of June 30,
  2003 and $1,718 as of September 30, 2002..................      791        1,028
Assets held for sale........................................       14           --
Goodwill....................................................       83           83
Other acquired intangibles -- net of accumulated
  amortization..............................................       11           18
Other assets................................................      285          279
                                                               ------       ------
        Total assets........................................   $2,396       $2,864
                                                               ------       ------
                                                               ------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................   $  235       $  269
    Payroll and related benefits............................      127          111
    Short-term debt.........................................      183          197
    Income taxes payable....................................      384          355
    Restructuring reserve...................................       62          162
    Other current liabilities...............................      118          173
                                                               ------       ------
        Total current liabilities...........................    1,109        1,267
Postemployment benefits.....................................       59           78
Pension and postretirement benefits.........................      265          267
Long-term debt..............................................      465          486
Other liabilities...........................................       34           34
                                                               ------       ------
        Total liabilities...................................    1,932        2,132
                                                               ------       ------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....       --           --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 772,849,531 shares
  issued and outstanding as of June 30, 2003, after
  deducting 4,281 treasury shares issued, and 734,785,226
  shares issued and outstanding as of September 30, 2002,
  after deducting 4,248 treasury shares issued..............        8            7
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 907,994,888 shares
  issued and outstanding as of June 30, 2003, after
  deducting 105,112 treasury shares issued, and 907,995,677
  shares issued and outstanding as of September 30, 2002,
  after deducting 104,323 treasury shares issued............        9            9
Additional paid-in capital..................................    7,301        7,243
Accumulated deficit.........................................   (6,702)      (6,353)
Accumulated other comprehensive loss........................     (152)        (174)
                                                               ------       ------
        Total stockholders' equity..........................      464          732
                                                               ------       ------
        Total liabilities and stockholders' equity..........   $2,396       $2,864
                                                               ------       ------
                                                               ------       ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2003      2002
                                                              ----      ----
OPERATING ACTIVITIES
    Net loss................................................  $(349)   $  (926)
    Less: Income (loss) from discontinued operations........     49       (479)
        Cumulative effect of accounting change..............     (5)        --
                                                              -----    -------
    Loss from continuing operations.........................   (393)      (447)
    Adjustments to reconcile loss from continuing operations
      to net cash used in operating activities from
      continuing operations:
        Restructuring expense -- net of cash payments.......     (3)        10
        Provision for inventory write-downs.................     --         19
        Depreciation and amortization.......................    264        301
        Benefit for uncollectibles..........................     --         (4)
        Provision for deferred income taxes.................     22         18
        Impairment of investments...........................     --          4
        Equity earnings from investments....................    (14)       (40)
        Gain on sales of investments........................     --         (3)
        Gain on disposition of businesses...................    (16)      (243)
        Amortization of debt issuance costs.................      1         37
        (Increase) decrease in receivables..................     (8)        40
        Decrease (increase) in inventories..................     25        (25)
        Decrease in accounts payable........................    (14)       (15)
        Increase in payroll and benefit liabilities.........     33         11
        Changes in other operating assets and liabilities...     --        (45)
        Other adjustments for non-cash items -- net.........      4          2
                                                              -----    -------
Net cash used in operating activities from continuing
  operations................................................    (99)      (380)
Net cash used in operating activities from discontinued
  operations................................................    (66)      (141)
                                                              -----    -------
Net cash used in operating activities.......................   (165)      (521)
                                                              -----    -------
INVESTING ACTIVITIES
    Capital expenditures....................................    (77)      (150)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................     31        124
    Net proceeds from disposition of businesses.............     64        250
    Proceeds from sales of investments......................      9         55
    Cash designated as held in trust........................     (2)        --
                                                              -----    -------
Net cash provided by investing activities...................     25        279
                                                              -----    -------
FINANCING ACTIVITIES
    Proceeds from the issuance of short-term debt...........     --        163
    Proceeds from the issuance of long-term debt............     20        396
    Principal repayments on short-term debt.................    (17)    (2,278)
    Principal repayments on long-term debt..................    (42)       (12)
    Payment of credit facility fees.........................     --        (21)
    Proceeds from the issuance of stock -- net of expense...     18          8
                                                              -----    -------
Net cash used in financing activities.......................    (21)    (1,744)
                                                              -----    -------
Effect of exchange rate changes on cash.....................      1          1
                                                              -----    -------
Net decrease in cash and cash equivalents...................   (160)    (1,985)
Cash and cash equivalents at beginning of period............    891      3,152
                                                              -----    -------
Cash and cash equivalents at end of period..................  $ 731    $ 1,167
                                                              -----    -------
                                                              -----    -------

           See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. ('Lucent') on August 1, 2000. On February 1, 2001, Lucent transferred to Agere substantially all of the assets and liabilities related to the Company's business (the 'Separation'). On April 2, 2001, the Company completed the initial public offering of its Class A common stock, while Lucent retained all of the Company's outstanding Class B common stock. On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the 'Distribution'). Prior to the Distribution, Agere was a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the Distribution was $19 and $162 for the three and nine months ended June 30, 2002, respectively, of which $6 and $43, respectively, is recorded within income (loss) from operations of discontinued business.

    Effective with the first quarter of fiscal 2003, the Company refined its methodology for allocating shared information technology expenses to its operating segments and between costs, selling, general and administrative expenses, and research and development expenses. The Company believes that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since the Separation. Historical amounts for all periods presented have been conformed to the current presentation. As a result of this change, approximately $16 and $54 of expenses previously reflected in costs were reclassified to operating expenses for the three and nine months ended June 30, 2002, respectively.

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ('U.S.'). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's
Form 10-K for the fiscal year ended September 30, 2002. The condensed financial information as of June 30, 2003 and for the three and nine months ended
June 30, 2003 and 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

2. DISCONTINUED OPERATIONS

    On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The condensed consolidated financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. The Company first reflected this business as discontinued operations in the first quarter of fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. The revenues, costs and expenses directly associated with this business have been reclassified as discontinued operations on the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Revenue recorded within income (loss) from operations of discontinued business was $62 for the three months ended June 30, 2002, and $61 and $216 for the nine months ended June 30, 2003 and 2002, respectively. There was no revenue recorded within income (loss) from operations of discontinued business for the three months ended June 30, 2003. Income (loss) from operations of discontinued business before income taxes was $(142) for the three months ended June 30, 2002, and $19 and $(479) for the nine months

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

ended June 30, 2003 and 2002, respectively. There was no income (loss) from operations of discontinued business before income taxes for the three months ended June 30, 2003.

    During the second quarter of fiscal 2003, the Company sold a substantial portion of its optoelectronic components business to TriQuint Semiconductor, Inc. ('TriQuint') for $40 in cash. This transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems. As part of the sale, the Company's facilities in Breinigsville, Pennsylvania and Matamoros, Mexico were transferred and approximately 340 of the Company's employees joined TriQuint. During the three months ended June 30, 2003, the Company recognized a loss of $11 related to the sale of this business as the Company finalized adjustments related to obligations it incurred as a result of the decision to sell the business. For the nine months ended June 30, 2003, a net gain of $11 is included in gain (loss) on disposal of discontinued business.

    During the second quarter of fiscal 2003, the Company sold the remainder of its optoelectronic components business, which provided cable television transmission systems, telecom access and satellite communications components, to EMCORE Corporation ('EMCORE') for $25 in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale, approximately 210 of the Company's employees joined EMCORE. The Company recognized a net gain of $19 from the sale which is included in gain (loss) on disposal of discontinued business in the nine months ended June 30, 2003.

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002 resulted in capitalizing a net long-lived asset of $2, related to the restoration of leased facilities, recording an associated liability of $7 and a cumulative loss of $5. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The pro forma effect of retroactive application of SFAS 143 for the three and nine months ended June 30, 2002 would not change the net loss and loss per share, as reported.

4. RESTRUCTURING AND OTHER CHARGES -- NET

    The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of the optoelectronic components business. Charges and credits related to continuing operations are included in restructuring and other charges -- net, while charges and credits related to discontinued operations are included in income (loss) from operations of discontinued business. The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

    The Company also incurred expenses of $2 and $7 for the three and nine months ended June 30, 2002, respectively, relating to its separation from Lucent that are classified within restructuring and other charges -- net. There were no expenses related to the separation from Lucent in the three and nine months ended June 30, 2003.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    THREE AND NINE MONTHS ENDED JUNE 30, 2003

    The following tables set forth the Company's restructuring reserves as of June 30, 2003 and reflect the activity affecting the reserve for the three and nine months ended June 30, 2003:

                                                                THREE MONTHS ENDED
                                                                  JUNE 30, 2003
                                 MARCH 31,       ------------------------------------------------       JUNE 30,
                                   2003            RESTRUCTURING                                          2003
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......         $24            $13      $(10)     $(13)      $10       $(15)           $ 9
Rationalization of
  manufacturing capacity
  and other charges........          71              3        --        (1)       --        (20)            53
                                    ---            ---      ----      ----       ---       ----            ---
    Total..................         $95            $16      $(10)     $(14)      $10       $(35)           $62
                                    ---            ---      ----      ----       ---       ----            ---
                                    ---            ---      ----      ----       ---       ----            ---
Continuing operations......                        $16      $(10)     $(14)      $10       $(29)
Discontinued operations....                         --        --        --        --         (6)
                                                   ---      ----      ----       ---       ----
    Total..................                        $16      $(10)     $(14)      $10       $(35)
                                                   ---      ----      ----       ---       ----
                                                   ---      ----      ----       ---       ----

                                                                NINE MONTHS ENDED
                                                                  JUNE 30, 2003
                               SEPTEMBER 30,     ------------------------------------------------       JUNE 30,
                                   2002            RESTRUCTURING                                          2003
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 60           $ 60      $(24)     $(38)      $17      $ (66)           $ 9
Rationalization of
  manufacturing capacity
  and other charges........         102             94       (41)      (55)       12        (59)            53
                                   ----           ----      ----      ----       ---      -----            ---
    Total..................        $162           $154      $(65)     $(93)      $29      $(125)           $62
                                   ----           ----      ----      ----       ---      -----            ---
                                   ----           ----      ----      ----       ---      -----            ---
Continuing operations......                       $143      $(44)     $(91)      $18      $(102)
Discontinued operations....                         11       (21)       (2)       11        (23)
                                                  ----      ----      ----       ---      -----
    Total..................                       $154      $(65)     $(93)      $29      $(125)
                                                  ----      ----      ----       ---      -----
                                                  ----      ----      ----       ---      -----

    Workforce Reductions

    The Company recorded restructuring charges of $13 and $60 relating to workforce reductions for the three and nine months ended June 30, 2003, respectively. The charges for the three months ended June 30, 2003 are non-cash charges and consist of $10 for curtailment charges relating to the Company's qualified management pension plan, as management employees became eligible to receive retiree benefits sooner than actuarially anticipated, and $3 for additional special pension benefits due to wage increases as a result of a new collective bargaining agreement for the Company's U.S. represented employees. The charges for the nine months ended June 30, 2003 also include $22 of cash charges, principally related to a workforce reduction of approximately 330 management employees, and $25 of non-cash charges. The non-cash charges include $12 for special pension benefits to certain U.S. employees, as well as $6 and $7 for curtailment charges relating to the Company's qualified occupational pension plan and postretirement medical liability, respectively, as represented employees at the Company's Orlando, Florida manufacturing facility became eligible to receive retiree benefits sooner than actuarially anticipated. The special pension benefits will be paid from the pension plan assets.

    The Company recorded restructuring credits relating to workforce reductions of $10 and $24 for the three and nine months ended June 30, 2003, respectively. The credits for the three months ended

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

June 30, 2003 are non-cash postemployment benefit adjustments principally associated with the closing of international facilities. The credits for the nine months ended June 30, 2003 also include $14, principally due to the reversal of charges associated with the employees that joined TriQuint and EMCORE, of which $7 are non-cash credits due to a decrease in special pension benefits.

    As previously announced on August 14, 2002, the Company expects to reduce its active workforce by a total of approximately 4,000 employees by the end of December 2003 as part of its plan to exit the optoelectronic components business and consolidate U.S. manufacturing operations into its Orlando facility. As of June 30, 2003, all severance and special pension benefit costs associated with completing this workforce reduction have been recognized and approximately 200 employees remain to be taken off-roll.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $3 and $94 for the three and nine months ended June 30, 2003, respectively, relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. The charges for the three months ended June 30, 2003 include $1 for increased depreciation and $2 for other related costs. The charges for the nine months ended June 30, 2003 also include $40 for asset impairments, including $11 associated with the resizing of Orlando's research and development and manufacturing operations; $17 for facility lease terminations, including non-cancelable facility leases; $14 for increased depreciation; $7 for contract terminations; and $13 for other related costs. Increased depreciation was recognized due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment.

    The Company recorded restructuring and related credits of $41 for the nine months ended June 30, 2003, which consist of $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 related to asset decommissioning; $12 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions; $4 for the reversal of a facility lease termination reserve associated with a facility in Mexico that was transferred to TriQuint; and $8 principally for the reversal of reserves associated with actions deemed no longer necessary.

    Restructuring Reserve Balances as of June 30, 2003

    The Company anticipates that substantially all of the $9 restructuring reserve as of June 30, 2003 relating to workforce reductions will be paid by December 31, 2003. The Company also anticipates that the restructuring reserve of $53 relating to the rationalization of manufacturing capacity and other charges as of June 30, 2003 will be paid as follows: slightly more than one-third of the contract terminations of $13 will be paid by September 30, 2003, with the remainder being paid $1 per quarter thereafter; facility lease terminations of $25 will be paid over the respective lease terms through 2010; and the majority of the facility restoration costs and other costs of $15 will be paid by September 30, 2003. The Company expects to fund these cash payments with cash on hand.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    THREE AND NINE MONTHS ENDED JUNE 30, 2002

    The following tables set forth the Company's restructuring reserves as of June 30, 2002 and reflect the activity affecting the reserve for the three and nine months ended June 30, 2002:

                                                                THREE MONTHS ENDED
                                                                  JUNE 30, 2002
                                 MARCH 31,       ------------------------------------------------       JUNE 30,
                                   2002            RESTRUCTURING                                          2002
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......         $25           $ 88      $ --      $(79)      $--       $ (9)           $25
Rationalization of
  manufacturing capacity
  and other charges........          51             48       (11)      (14)        7        (25)            56
                                    ---           ----      ----      ----       ---       ----            ---
    Total..................         $76           $136      $(11)     $(93)      $ 7       $(34)           $81
                                    ---           ----      ----      ----       ---       ----            ---
                                    ---           ----      ----      ----       ---       ----            ---
Continuing operations......                       $ 81      $ (8)     $(56)      $ 4       $(26)
Discontinued operations....                         55        (3)      (37)        3         (8)
                                                  ----      ----      ----       ---       ----
    Total..................                       $136      $(11)     $(93)      $ 7       $(34)
                                                  ----      ----      ----       ---       ----
                                                  ----      ----      ----       ---       ----

                                                                NINE MONTHS ENDED
                                                                  JUNE 30, 2002
                               SEPTEMBER 30,     ------------------------------------------------       JUNE 30,
                                   2001            RESTRUCTURING                                          2002
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......        $ 92           $144      $(20)     $(102)     $--      $ (89)           $25
Rationalization of
  manufacturing capacity
  and other charges........          79            169       (77)      (120)      60        (55)            56
                                   ----           ----      ----      -----      ---      -----            ---
    Total..................        $171           $313      $(97)     $(222)     $60      $(144)           $81
                                   ----           ----      ----      -----      ---      -----            ---
                                   ----           ----      ----      -----      ---      -----            ---
Continuing operations......                       $213      $(78)     $(146)     $42      $(125)
    Discontinued
      operations...........                        100       (19)       (76)      18        (19)
                                                  ----      ----      -----      ---      -----
    Total..................                       $313      $(97)     $(222)     $60      $(144)
                                                  ----      ----      -----      ---      -----
                                                  ----      ----      -----      ---      -----

    Workforce Reductions

    The Company recorded restructuring charges of $88 and $144 relating to a workforce reduction of approximately 790 and 1,990 employees for the three and nine months ended June 30, 2002, respectively. These charges affected both management and represented employees and spanned various business functions, operating units and geographic regions. For the three and nine months ended June 30, 2002, $9 and $42, respectively, represent cash charges, while $79 and $102, respectively, represent non-cash charges for special pension benefits to certain U. S. employees.

    The Company recorded restructuring credits of $20 for the nine months ended June 30, 2002 relating to workforce reductions, which resulted from severance and benefit cost termination estimates that exceeded amounts paid during the second half of calendar year 2001. The original reserve included an estimate for represented employees that was based on the average rate of pay and years of service of the represented employee pool at risk. The Company's collective bargaining agreements allowed for a period when employees at risk could opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower payments than originally expected. This was due principally to the termination of represented employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $48 and $169 for the three and nine months ended June 30, 2002, respectively, relating to the rationalization of under-utilized manufacturing facilities and other restructuring-related activities. The charges recorded for the three months ended June 30, 2002 include $12 for asset impairments; $20 for facility closings; $2 for increased depreciation; and $14 for other related costs. The charges recognized for the nine months ended June 30, 2002 include $81 for asset impairments; $60 for facility closings; $9 for contract terminations; $3 for increased depreciation; and $16 for other related costs.

    The asset impairment charges of $12 for the three months ended June 30, 2002 resulted from the abandonment of certain research and development assets. The asset impairment charges of $81 for the nine months ended June 30, 2002 also include $33 for the impairment of assets under construction that had not been placed into service and $36 for the impairment of property, plant and equipment associated with the consolidation of manufacturing and other corporate facilities. These non-cash impairment charges represent the write-down to fair value less costs to sell of property, plant and equipment that were disposed of, held for sale, or removed from operations.

    The facility closing charges of $20 for the three months ended June 30, 2002 consist of $10 for facility lease terminations and facility restoration costs primarily associated with the consolidation of the Company's California operations and $10 for facility restoration costs associated with the consolidation of the Company's Pennsylvania and New Jersey facilities. The facility closing charges of $60 for the nine months ended June 30, 2002 also include a non-cash charge of $35 for the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations and $5 primarily for lease terminations, non-cancelable leases and related costs.

    The Company recorded restructuring and related credits of $11 and $77 for the three and nine months ended June 30, 2002, respectively. The $11 credit during the three months ended June 30, 2002 resulted from adjustments to estimates of $7 for asset impairments and $4 for facility lease terminations and facility restoration. The asset impairment adjustments were due principally to realizing more proceeds than expected from asset dispositions. The facility lease and restoration credits resulted from favorable lease termination negotiations and lower facility restoration costs than previously reserved. The restructuring credits for the nine months ended June 30, 2002 also include adjustments to estimates of $52 for asset impairments, of which $17 is due to the redeployment of assets and $35 is due to receiving more proceeds than originally anticipated from the sale of assets, including $25 from the sale of assets associated with the Madrid, Spain facility. The $14 balance of the credits for the nine months ended June 30, 2002 consists of $8 for contract terminations and $6 for a reserve deemed no longer necessary.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    As of June 30, 2003, ASRF had borrowings of $146 outstanding under this agreement. The majority of the Company's accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of June 30, 2003, $224 of gross receivables was pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of June 30, 2003 was 1.3%. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the $200 total loan commitment. As of June 30, 2003, the commitment fee was 1.5% per annum. If the Company's credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

COLLATERAL INSTALLMENT LOAN

    On March 28, 2003, the Company borrowed $20 under an installment note with a fixed interest rate of 9.45% that is secured by certain Company equipment. On May 1, 2003, the Company began paying 24 monthly installments, with a $7 balloon payment due at the end of this period. Assuming certain conditions are met, the Company has the ability to refinance the balloon payment for an additional twelve month period. As of June 30, 2003, $19 is outstanding under this installment loan, of which the current portion is $7.

6. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

    The Company has recognized increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company's restructuring activities. The Company recorded increased depreciation of $23 and $78 for the three and nine months ended June 30, 2003, respectively. Of these amounts $22 and $63 were recorded in costs and $1 and $15 were recorded in restructuring and other charges -- net for the three and nine months ended June 30, 2003, respectively. The Company also recorded increased depreciation of $24 and $40 for the three and nine months ended June 30, 2002, respectively. Of these amounts $11 and $19 were recorded in costs, $2 and $3 were recorded in restructuring and other charges -- net, and $11 and $18 were recorded in discontinued operations for the three and nine months ended June 30, 2002, respectively. This increased depreciation is reflected in net loss and resulted in a $0.01 and $0.05 per share increase in the net loss for the three and nine months ended June 30, 2003, respectively, and a $0.01 and $0.02 per share increase in the net loss for the three and nine months ended June 30, 2002, respectively.

    During the three months ended June 30, 2003, the Company recognized a $16 gain on the sale of certain assets and liabilities of the analog line card business. This business was sold to Legerity, Inc. ('Legerity') on September 30, 2002 for $70 in cash. At the time of the sale, the Company was obligated to supply integrated circuits to Legerity into fiscal 2003 and the gain on the sale was deferred. During the three months ended June 30, 2003, the Company substantially satisfied its obligations to Legerity and recognized a gain on the sale of $16, which is reflected in (gain) loss on sale of operating assets -- net. In addition, during the nine months ended June 30, 2002, the Company realized a $243 gain on the sale of its field-programmable gate array business, which is reflected in (gain) loss on sale of operating assets -- net.

    For the three months ended June 30, 2003, the Company recorded a provision for income taxes of $8 on a pre-tax loss from continuing operations of $59, yielding an effective tax rate of (12.5)% due

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of $7 was recorded against U.S. net deferred tax assets for the three months ended June 30, 2003. For the three months ended June 30, 2002, the Company recorded a provision for income taxes of $16 on a pre-tax loss from continuing operations of $174, yielding an effective tax rate of (8.9)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of $68 was recorded against U.S. net deferred tax assets for the three months ended June 30, 2002.

    For the nine months ended June 30, 2003, the Company recorded a provision for income taxes of $62 on a pre-tax loss from continuing operations of $331, yielding an effective tax rate of (18.7)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of $133 was recorded against U.S. net deferred tax assets for the nine months ended June 30, 2003. For the nine months ended June 30, 2002, the Company recorded a provision for income taxes of $56 on a pre-tax loss from continuing operations of $391, yielding an effective tax rate of (14.3)% due primarily to the provision for taxes in foreign jurisdictions. No benefit was recognized for U.S. tax purposes as a full valuation allowance of $145 was recorded against U.S. net deferred tax assets for the nine months ended June 30, 2002.

BALANCE SHEET INFORMATION

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2003         2002
                                                                ----         ----
Inventories:
    Completed goods.........................................    $ 38         $ 49
    Work in process.........................................      97          119
    Raw materials...........................................       5           22
                                                                ----         ----
    Inventories.............................................    $140         $190
                                                                ----         ----
                                                                ----         ----

    During the three months ended June 30, 2003, the Company identified $14 of machinery, electronic and other equipment that it intends to sell by the end of fiscal 2003. These assets have been reflected as assets held for sale as of June 30, 2003. The equipment had previously been depreciated to its salvage value, which approximates its fair value less cost to sell.

7. INVESTMENT IN SILICON MANUFACTURING PARTNERS

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ('SMP'), with Chartered Semiconductor Manufacturing Ltd. ('Chartered Semiconductor'), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. The Company's investment in SMP was $196 and $179 as of June 30, 2003 and September 30, 2002, respectively, and is recorded in other assets.

    For the three and nine months ended June 30, 2003 the Company recognized equity earnings from SMP, which is recorded in other income -- net, of $2 and $14, respectively, compared to $14 and $40, respectively, in the corresponding prior year periods. SMP reported net income of $1 and $3 for the three and nine months ended June 30, 2003, respectively, versus net income of $1 and $27, respectively, in the corresponding prior year periods. As of June 30, 2003, SMP reported total assets of $521 and total liabilities of $290 compared to total assets of $589 and total liabilities of $367 as of September 30, 2002.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of other comprehensive income (loss) are shown below.

                                                                       THREE MONTHS               NINE MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                              -------------------------------   ---------------
                                                                   2003             2002         2003     2002
                                                                   ----             ----         ----     ----
Net loss....................................................       $(78)           $(332)       $(349)   $(926)
Other comprehensive income (loss):
    Foreign currency translation adjustments................         --               (1)          (1)      (3)
    Unrealized gain (loss) on cash flow hedges..............          1               (1)           3        3
    Minimum pension liability adjustment....................         --               --           20       --
    Reclassification adjustment to net loss.................         --               --           --        5
                                                                   ----            -----        -----    -----
        Total comprehensive loss............................       $(77)           $(334)       $(327)   $(921)
                                                                   ----            -----        -----    -----
                                                                   ----            -----        -----    -----

    The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. The minimum pension liability adjustment is related to the items discussed in Note 14 and there are no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The reclassification adjustment for the nine months ended June 30, 2002 is comprised of a reversal of a $30 unrealized gain due to the realization of a gain from the sale of an available-for-sale investment and a $35 unrealized foreign currency translation loss due to the realization of the cumulative translation adjustment resulting from the Company's decision to substantially liquidate its investment in the legal entity associated with its Madrid, Spain manufacturing operations.

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

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2003         2002
                                                                ----         ----
Unamortized intangible assets:
    Goodwill:
        Client segment......................................    $79           $79
        Infrastructure segment..............................      4             4
                                                                ---           ---
            Total goodwill..................................    $83           $83
                                                                ---           ---
                                                                ---           ---
Amortized intangible assets:
    Other acquired intangibles -- net:
        Existing technology.................................    $49           $49
        Less: accumulated amortization......................     38            31
                                                                ---           ---
            Other acquired intangibles -- net...............    $11           $18
                                                                ---           ---
                                                                ---           ---

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Intangible asset amortization expense for the three and nine months ended June 30, 2003 was $2 and $7, respectively. Intangible asset amortization expense for the remainder of fiscal 2003 is estimated to be $2. The amortization expense for the succeeding two fiscal years is estimated to be $6 and $3, respectively. The Company does not have any intangibles with indefinite lives.

    The following table reflects the impact of SFAS 142 on net loss and net loss per share had SFAS 142 become effective October 1, 2001.

                                                               THREE MONTHS       NINE MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2003     2002     2003     2002
                                                               ----     ----     ----     ----
Net loss:
    Net loss -- reported....................................  $  (78)  $ (332)  $ (349)  $ (926)
    Add back goodwill amortization..........................      --        6       --       21
                                                              ------   ------   ------   ------
    Net loss -- as adjusted.................................  $  (78)  $ (326)  $ (349)  $ (905)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------
Basic and diluted loss per share:
    Net loss -- reported....................................  $(0.05)  $(0.20)  $(0.21)  $(0.57)
    Add back goodwill amortization..........................      --       --       --      .01
                                                              ------   ------   ------   ------
    Net loss -- as adjusted.................................  $(0.05)  $(0.20)  $(0.21)  $(0.56)
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------

10. STOCK COMPENSATION PLANS

    In December 2002, the Financial Accounting Standards Board ('FASB') issued SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' ('SFAS 148') which amends the transition and disclosure provisions of SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123').
SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company adopted the interim period disclosure provisions of SFAS 148 beginning with the first quarter of fiscal 2003 and these provisions had no effect on the Company's financial condition or results of operations. The Company applies Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25') and related interpretations in accounting for its plans, as permitted under SFAS 123. There was no compensation expense recorded under APB 25 for three months ended June 30, 2003 and 2002. For the nine months ended June 30, 2003 and 2002, the Company recorded compensation expense of $1 and $3, respectively.

    The following table illustrates the effect on net loss and net loss per share if Agere had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans and employee stock purchase plan (the 'ESPP'):

                                                               THREE MONTHS       NINE MONTHS
                                                              ENDED JUNE 30,     ENDED JUNE 30,
                                                              ---------------   ----------------
                                                               2003     2002     2003     2002
                                                               ----     ----     ----     ----
Net loss:
    As reported.............................................  $  (78)  $ (332)  $ (349)  $  (926)
    Less: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards................................................      39       60      108       151
                                                              ------   ------   ------   -------
    Pro forma(1)............................................  $ (117)  $ (392)  $ (457)  $(1,077)
                                                              ------   ------   ------   -------
                                                              ------   ------   ------   -------
Basic and diluted loss per share:
    As reported.............................................  $(0.05)  $(0.20)  $(0.21)  $ (0.57)
    Pro forma(1)............................................  $(0.07)  $(0.24)  $(0.28)  $ (0.66)

                                                         (footnote on next page)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(footnote from previous page)

(1) The pro forma amounts shown above include the fair values of all Agere stock options including, for the three and nine months ended June 30, 2002, Lucent options held by Agere employees that were converted to Agere options at the Distribution date. Also included is the fair value of the option embedded in Agere shares under the ESPP. The pro forma impact of applying SFAS No. 123 in the third quarter of fiscal 2003 and 2002 does not necessarily represent the expected pro forma impact in future quarters or years.

    The Company granted options to purchase 66,241,050 shares of Class A common stock under its stock option plans during the nine months ended June 30, 2003. These option grants were primarily broad based grants that were part of the Company's annual grant program. Options to purchase 198,563,211 shares of Class A common stock were outstanding as of June 30, 2003.

    For the nine months ended June 30, 2003, 4,306,105 shares were purchased under the ESPP. A new 24-month offering period for the ESPP began May 1, 2003. As of June 30, 2003, 76,140,843 shares remained available for purchase under the ESPP.

11. NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three and nine months ended June 30, 2003, 198,563,211 outstanding stock options and 123,960,695 potential common shares related to convertible notes have been excluded from the diluted loss per share calculations because their effect would be anti-dilutive. As a result of the net loss reported for the three months ended June 30, 2002, 187,201,009 outstanding stock options and 16,346,465 potential common shares related to convertible notes have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. As a result of the net loss reported for the nine months ended June 30, 2002, 187,201,009 outstanding stock options and 5,448,822 potential common shares related to convertible notes have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

    At the beginning of each fiscal year, the Company updates the allocation of its shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from the two operating segments. This essentially creates a take-or-pay relationship between the Company's manufacturing facilities and the operating segments. Effective October 1, 2002, with the update of the demand forecast for fiscal 2003, the costs allocated to the Client segment have increased by approximately $20 and $65 for the three and nine months ended June 30, 2003, respectively, when compared to the corresponding prior year period. Accordingly, the costs allocated to the Infrastructure Systems segment decreased by the same amount. This change in allocation impacts gross margin at the segment level, but has no effect on the overall gross margin for the Company.

    The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

REPORTABLE SEGMENTS

                                                                       THREE MONTHS               NINE MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                              -------------------------------   ---------------
                                                                   2003             2002         2003     2002
                                                                   ----             ----         ----     ----
Revenue
    Client Systems..........................................       $324             $330        $  940   $  929
    Infrastructure Systems..................................        132              168           395      503
                                                                   ----             ----        ------   ------
        Total...............................................       $456             $498        $1,335   $1,432
                                                                   ----             ----        ------   ------
                                                                   ----             ----        ------   ------
Operating loss (excluding amortization of goodwill and other acquired intangibles, net restructuring and other charges
  and net gain or loss on sale of operating assets)
    Client Systems..........................................       $(48)            $ (3)       $ (184)  $ (124)
    Infrastructure Systems..................................        (10)             (86)          (38)    (319)
                                                                   ----             ----        ------   ------
        Total...............................................       $(58)            $(89)       $ (222)  $ (443)
                                                                   ----             ----        ------   ------
                                                                   ----             ----        ------   ------

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed consolidated statements of operations is shown below.

                                                                       THREE MONTHS               NINE MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                              -------------------------------   ---------------
                                                                   2003             2002         2003     2002
                                                                   ----             ----         ----     ----
Reportable segment operating loss...........................       $(58)           $ (89)       $(222)   $(443)
Less:
    Amortization of goodwill and other acquired
      intangibles...........................................          2                7            7       24
    Restructuring and other charges -- net..................          6               75           99      142
    Gain on sale of operating assets -- net.................        (15)              --          (13)    (245)
                                                                   ----            -----        -----    -----
        Total operating loss................................       $(51)           $(171)       $(315)   $(364)
                                                                   ----            -----        -----    -----
                                                                   ----            -----        -----    -----

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

13. FINANCIAL GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' ('FIN 45'). FIN 45 is principally a clarification and elaboration of SFAS No. 5 'Accounting for Contingencies,' under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective with the first quarter of fiscal 2003 with no material impact on its financial condition or results of operations. Set forth below is a discussion of the Company's guarantees as of June 30, 2003.

    A subsidiary of Agere Systems Inc. has guaranteed $9 of debt and interest incurred by SMP. As of June 30, 2003, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that the subsidiary would be required to make any payments associated with this guarantee.

    Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of default. The maximum potential amount of future payments that the Company could be liable for is $6. As of June 30, 2003, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that payments related to these obligations would be required.

    Agere Systems Inc. includes indemnification clauses in its standard terms and conditions for product sales agreements, which indemnify its customers from third party intellectual property infringement litigation. Also, the Company's installment note contains an indemnification clause in which Agere provides indemnification against any claims, liabilities, losses and costs associated with the collateral named in the agreement. There are no liabilities recorded as of June 30, 2003 for indemnification clauses since the fair vale of potential obligations cannot be estimated.

    The Company's policy is to record a liability, which is reflected within other current liabilities, for known or potential warranty claims based on historical experience. The tables below present a reconciliation of the changes in the Company's aggregate product warranty liability for continuing operations for the three and nine months ended June 30, 2003.

                                                               THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 2003
                                                              -------------
Balance as of April 1, 2003.................................        $ 4
    Accruals for new and pre-existing warranties (including
      changes in estimates).................................         --
    Settlements made (in cash or in kind) during the
      period................................................         --
                                                                    ---
Balance as of June 30, 2003.................................        $ 4
                                                                    ---
                                                                    ---

                                                               NINE MONTHS
                                                                  ENDED
                                                              JUNE 30, 2003
                                                              -------------
Balance as of October 1, 2002...............................        $ 4
    Accruals for new and pre-existing warranties (including
      changes in estimates).................................          2
    Settlements made (in cash or in kind) during the
      period................................................         (2)
                                                                    ---
Balance as of June 30, 2003.................................        $ 4
                                                                    ---
                                                                    ---

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

14. BENEFIT OBLIGATIONS

    On March 14, 2003, the Company voluntarily contributed 18,750,000 shares of its Class A common stock to the qualified occupational pension plan. The value of the stock at the time of the contribution was $30. This contribution, combined with the remeasurements of the pension plans as a result of the curtailments discussed below, led to a $20 reduction of the minimum pension liability from $170 as of September 30, 2002 to $150 as of June 30, 2003.

    The Company recognized curtailment charges of $10 and $16 for the three and nine months ended June 30, 2003, respectively, related to its pension plans and $7 for the nine months ended June 30, 2003 related to its postretirement plans. There were no curtailment charges for the three months ended June 30, 2003 related to postretirement plans. There were no curtailment charges for the three and nine months ended June 30, 2002. The curtailment charges reflect an increase in the liabilities of the plans, as employees became eligible to receive retiree benefits sooner than actuarially anticipated due to the Company's restructuring activities. See Note 4 for additional information regarding the curtailment charges.

15. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to various inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for as of June 30, 2003, would not be material to the annual consolidated financial statements.

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

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    On November 19, 2002, the Company filed a lawsuit against Choice-Intersil, Intersil and Intersil Americas Inc. in state court in Delaware. The Company alleged, among other things, misappropriation of trade secrets and breach of contract relating to the trade secrets that were jointly developed and jointly-owned by Digital Ocean, Inc. and Lucent. The Company is seeking an injunction against further use and disclosure of the trade secrets and damages for past disclosure and misuse. This matter has been consolidated with the Pennsylvania Choice-Intersil proceeding described above.

    The Company intends to vigorously defend itself against the claims of the Intersil parties.

ENVIRONMENTAL, HEALTH AND SAFETY

    The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health, and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Agere has responsibility for remediation costs associated with five Superfund sites, two facilities formerly owned by Lucent and one facility currently owned by the Company.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the condensed consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2003, cannot be estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2003 and 2002 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

    Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems, that target the consumer communications and network equipment markets respectively. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property assigned to that segment. The Client Systems segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, Internet-enabled cellular terminals and wireless local area networking. The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. In addition, the Infrastructure Systems segment formerly provided optoelectronic components; however, we have sold these operations and have reflected them as discontinued operations for all periods presented. See 'Sale of Optoelectronic Components Business' for additional details.

    Effective with the first quarter of fiscal 2003, we refined our methodology for allocating shared information technology expenses to our operating segments and between costs, selling, general and administrative expenses, and research and development expenses. We believe that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since our separation from Lucent Technologies Inc. in fiscal 2001. Historical amounts for all periods presented have been conformed to the current presentation. As a result of this change, approximately $16 million and $54 million of expenses previously reflected in costs were reclassified to operating expenses for the three and nine months ended June 30, 2002, respectively.

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. On February 1, 2001, Lucent transferred to us the assets and liabilities related to our business, other than pension and postretirement assets and liabilities. In April 2001, we completed our initial public offering. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders. Also in June 2002, Lucent transferred to us the pension and postretirement assets and liabilities related to our employees based on then available census data. In July 2003 the final transfer of the pension and postretirement assets and liabilities occurred. We are currently in the process of reviewing the pension calculations based upon the final census data. Prior to the completion of the spin-off, we were a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent prior to the spin-off was $19 million and $162 million for the three and nine months ended June 30, 2002, respectively, of which $6 million and $43 million, respectively, is recorded within income (loss) from operations of discontinued business.

SALE OF OPTOELECTRONIC COMPONENTS BUSINESS

    During the second quarter of fiscal 2003, we sold a substantial portion of our optoelectronic components business to TriQuint Semiconductor, Inc. for $40 million in cash. The transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders, and micro electro-mechanical systems.

    During the second quarter of fiscal 2003, we also sold the remainder of our optoelectronic components business, which provided cable television transmission systems, telecom access and satellite communications components, to EMCORE Corporation for $25 million in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business.

    Our exit from the optoelectronic components business was completed as a result of these two sales. The condensed consolidated financial statements have been reclassified for all periods presented to reflect the optoelectronic components business as discontinued operations. See Note 2 to our financial statements in Item 1 for additional details.

OPERATING ENVIRONMENT

    In fiscal 2001 and 2002, we saw significant declines in our revenue, particularly from our telecommunications equipment manufacturing customers. We believe that these customers were themselves experiencing significant declines in demand from their customers. As our revenue declined, we determined on several occasions that we needed to reduce our cost structure. As a result, we implemented programs to reduce our headcount, consolidate our operations into fewer facilities and reduce our owned manufacturing capacity. We also exited our optoelectronic components business, sold several non-core businesses and reduced our capital spending.

    We have now nearly completed our planned restructuring activities, including headcount reductions and facility consolidations. We have also ceased operations at our integrated circuit manufacturing facilities located in Allentown and Reading, Pennsylvania. To complete our remaining restructuring activities, primarily the decommissioning of these manufacturing facilities, will take several more quarters.

    Our revenue has increased in each of the last two quarters, after reaching a low-point in the first quarter of fiscal 2003. As a result of our actions to reduce costs and expenses and our stabilizing revenue, we are seeing improvements in our gross profit, net loss and net cash used in operating activities.

    Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as wireless handsets and wireless local area networking equipment and telecommunications infrastructure equipment, and our revenues can be affected by changes in demand for any of these types of products.

RESTRUCTURING ACTIVITIES

    As a result of our restructuring activities, we recorded net restructuring and related charges for continuing operations of $6 million and $99 million for the three and nine months ended June 30, 2003, respectively, and $73 million and $135 million for the three and nine months ended June 30, 2002, respectively, which are classified within restructuring and other charges -- net. For additional details regarding our net restructuring and other charges, see
Note 4 to our financial statements in Item 1.

    We also recorded restructuring related costs within gross profit of $32 million and $86 million for the three and nine months ended June 30, 2003, respectively, of which $22 million and $63 million, respectively, resulted from increased depreciation. For the three and nine months ended June 30, 2002 restructuring related costs within gross profit were $23 million and $33 million, respectively, of which $11 million and $19 million, respectively, resulted from increased depreciation. The increased depreciation is due to the shortening of estimated useful lives of certain manufacturing assets in connection with our restructuring activities.

    To complete our remaining restructuring and consolidation actions, we estimate we will incur approximately $100 million in additional charges, of which approximately $85 million will be cash-related and approximately $15 million will be non-cash related. The largest part of our existing restructuring plan that remains to be completed is the decommissioning of our integrated circuit manufacturing facilities located in Allentown and Reading.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                          THREE MONTHS
                                                             ENDED
                                                            JUNE 30,             CHANGE
                                                         --------------      --------------
                                                         2003      2002       $         %
                                                         ----      ----       -         -
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $324      $330      $ (6)      (2)%
    Infrastructure Systems.............................   132       168       (36)     (21)
                                                         ----      ----      ----
        Total..........................................  $456      $498      $(42)      (8)%
                                                         ----      ----      ----
                                                         ----      ----      ----

    Revenue. Revenue decreased 8% or $42 million, for the three months ended June 30, 2003, as compared to the same quarter in 2002. The decrease of $6 million within the Client segment reflects the absence of $17 million in revenues from our wireless local area network equipment business which was sold in fiscal 2002, as well as a decline in revenues related to our wireless local area networking solutions as we experienced price pressures and lower volumes, and transition from a board-based to a chipset-based business model. These decreases were partially offset by strength in the sales of General Packet Radio Service, or GPRS, solutions used in mobile terminal devices and systems-on-a-chip solutions used in hard disk drives, as well as an $11 million increase in revenues derived from the licensing of intellectual property.

    The decrease of $36 million within the Infrastructure segment reflects the absence of $10 million in revenues from our analog line card business which was sold in fiscal 2002. The remaining decrease resulted primarily from lower demand from telecommunications equipment manufacturers for mature products used in telephony applications.

    Gross margin. Gross margin increased 4.1 percentage points to 29.6% for the three months ended June 30, 2003 from 25.5% for the three months ended June 30, 2002. Gross margin for the Client segment decreased to 19.4% in the current quarter from 30.0% in the prior year quarter. Gross margin for the Infrastructure segment increased to 54.5% in the current quarter from 16.7% in the prior year quarter. The changes in gross margin on a segment basis were caused in part by a change in the allocation of certain shared manufacturing costs. At the beginning of each fiscal year, we update the allocation of our shared integrated circuit fabrication costs based on the demand forecasts by month for the fiscal year from our two operating segments. This essentially creates a take-or-pay relationship between our manufacturing facilities and the operating segments. As a result, the dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure gross margin due to un-recovered costs, as sales volumes were less than we had anticipated. With the update of our demand forecast for fiscal 2003, effective October 1, 2002, the costs allocated to our Client segment for the three months ended June 30, 2003 increased by approximately $20 million when compared to the prior year quarter and the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client gross margin and the increase in Infrastructure gross margin, although it has no effect on our total gross margin.

    In addition to the change in allocation described above, the Client segment gross margin was negatively impacted by a $23 million increase in restructuring related costs, as well as the absence of gross margin from our wireless local area network equipment business which was sold in fiscal 2002. These decreases to gross margin were partially offset by improved expense management related to the actions taken under our restructuring and cost saving initiatives and a $9 million increase in gross margin derived from the licensing of intellectual property. In addition to the change in allocation described above, the Infrastructure segment gross margin was positively impacted by improved expense management related to the actions taken under our restructuring and cost saving initiatives, a $14 million decrease in restructuring related costs and the sale of our analog line card business in fiscal 2002, offset in part by lower sales volumes.

    Selling, general and administrative. Selling, general and administrative expenses increased 7% or $5 million from $71 million in the three months ended June 30, 2002 to $76 million in the three months ended June 30, 2003. Expenses for the prior year quarter were lower than the current year quarter primarily as a result of a $15 million benefit that was recognized in the prior year quarter for the recovery of a receivable that had been previously written-off. The current year quarter is also impacted by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card and wireless local area network equipment businesses which were sold in fiscal 2002.

    Research and development. Research and development expenses decreased 19% or $28 million from $145 million in the three months ended June 30, 2002 to $117 million in the three months ended June 30, 2003. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives, including the absence of expenses related to our analog line card and wireless local area network equipment businesses which were sold in fiscal 2002.

    Amortization of goodwill and other acquired intangibles. Amortization expense decreased 71% or $5 million from $7 million for the three months ended June 30, 2002 to $2 million for the three months ended June 30, 2003. The decrease is due to the absence of amortization of goodwill in the three months ended June 30, 2003. Effective October 1, 2002, we adopted Statement 142, 'Goodwill and Other Intangible Assets' and are no longer permitted to amortize goodwill. Acquired intangible assets with finite lives are still amortized.

    Restructuring and other charges -- net. Net restructuring and other charges decreased 92% or $69 million to $6 million for the three months ended June 30, 2003 from $75 million for the three months ended June 30, 2002. See 'Restructuring Activities' for additional details.

    Gain on sale of operating assets -- net. Gain on sale of operating assets -- net was $15 million for the three months ended June 30, 2003, which consists principally of a $16 million gain on the sale of the analog line card business. See Note 6 to our financial statements in Item 1 for additional information. There was no gain or loss for the three months ended June 30, 2002.

    Operating loss. We reported an operating loss of $51 million for the three months ended June 30, 2003, compared to an operating loss of $171 million for the three months ended June 30, 2002. The improvement in operating loss is primarily attributable to lower net restructuring and other charges, lower research and development costs, increased gain on sale of operating assets and higher gross margin in the current year quarter. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net (gain) loss on sale of operating assets, which is shown in the following table.

                                                          THREE MONTHS
                                                             ENDED
                                                            JUNE 30,            CHANGE
                                                            --------            ------
                                                         2003      2002       $         %
                                                         ----      ----       -         -
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $(48)     $ (3)     $(45)     N/M
    Infrastructure Systems.............................   (10)      (86)       76       88%
                                                         ----      ----      ----
        Total..........................................  $(58)     $(89)     $ 31       35%
                                                         ----      ----      ----
                                                         ----      ----      ----

---------

N/M = Not meaningful

    Other income -- net. Other income -- net decreased 85% or $17 million to $3 million for the three months ended June 30, 2003, compared with $20 million for the three months ended June 30, 2002. This decrease was primarily due to a $12 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd.

    Interest expense. Interest expense decreased 52% or $12 million to $11 million for the three months ended June 30, 2003 from $23 million for the three months ended June 30, 2002. This decrease is due to having significantly lower debt in the three months ended June 30, 2003, primarily as a result of repayments on our credit facility, which matured on September 30, 2002.

    Provision for income taxes. For the three months ended June 30, 2003, we recorded a provision for income taxes of $8 million on a pre-tax loss from continuing operations of $59 million, yielding an effective tax rate of (12.5)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of $7 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the three months ended June 30, 2002, we recorded a provision for income taxes of $16 million on pre-tax loss from continuing operations of $174 million, yielding an effective tax rate of (8.9)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording of a full valuation allowance of $68 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

    Income (loss) from discontinued operations. For the three months ended
June 30, 2003, loss from discontinued operations was $11 million, or $0.01 per share, as we finalized adjustments related to obligations incurred as a result of the decision to sell the optoelectronic components business. For the three months ended June 30, 2002, loss from discontinued operations was $142 million, or $0.09 per share. See 'Sale of Optoelectronic Components Business' for additional details.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2002

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                        NINE MONTHS
                                                           ENDED
                                                          JUNE 30,               CHANGE
                                                     ------------------      ---------------
                                                      2003        2002         $         %
                                                      ----        ----         -         -
                                                              (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.................................  $  940      $  929      $  11         1 %
    Infrastructure Systems.........................     395         503       (108)      (21)
                                                     ------      ------      -----
        Total......................................  $1,335      $1,432      $ (97)       (7)%
                                                     ------      ------      -----
                                                     ------      ------      -----

    Revenue. Revenue decreased 7% or $97 million, for the nine months ended
June 30, 2003, as compared to the same period in 2002. The increase of $11 million within the Client segment reflects strength in the sales of GPRS solutions used in mobile terminal devices and systems-on-a-chip solutions used in hard disk drives, as well as a $28 million increase in revenues derived from the licensing of intellectual property. These increases were partially offset by the absence of $55 million in revenues from our wireless local area network equipment business which was sold in fiscal 2002. Also offsetting the increase was a decline in revenues related to our wireless local area networking solutions as we experienced price pressures.

    The decrease of $108 million within the Infrastructure segment reflects the absence of $54 million in revenues from our analog line card and field-programmable gate array businesses which were sold in fiscal 2002. The remaining decrease was caused by decreased volume, which resulted from lower demand from telecommunications equipment manufacturers as their customers, communication service providers, reduced capital expenditures.

    Gross margin. Gross margin increased 5.9 percentage points to 27.3% for the nine months ended June 30, 2003 from 21.4% for the nine months ended June 30, 2002. Gross margin for the Client segment decreased to 15.6% in the current period from 24.4% in the prior year period. Gross margin for the Infrastructure segment increased to 55.2% in the current period from 15.9% in the prior year period. The changes in gross margin on a segment basis were caused in part by the change in the allocation of certain shared manufacturing costs described above. The dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure gross margin due to un-recovered costs, as sales volumes were less than we had anticipated. With the update of our cost allocation for fiscal 2003, effective October 1, 2002, the costs allocated to our Client segment for the nine months ended June 30, 2003 increased by approximately $65 million when compared to prior year period and the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client gross margin and the increase in Infrastructure gross margin, although it has no effect on our total gross margin.

    In addition to the change in allocation described above, the Client segment gross margin was negatively impacted by a $68 million increase in restructuring related costs, as well as the absence of gross margin from our wireless local area network equipment business which was sold in fiscal 2002. These decreases to gross margin were partially offset by improved expense management related to the actions taken under our restructuring and cost saving initiatives and a $25 million increase in gross margin derived from the licensing of intellectual property. In addition to the change in allocation described above, the Infrastructure segment gross margin was positively impacted by improved expense management related to the actions taken under our restructuring and cost saving initiatives, a $15 million decrease in restructuring related costs, $15 million of lower inventory provisions in the current period and the sale of our analog line card business in fiscal 2002, offset in part by lower sales volumes.

    Selling, general and administrative. Selling, general and administrative expenses decreased 14% or $37 million from $264 million in the nine months ended June 30, 2002 to $227 million in the nine months ended June 30, 2003. The decrease was primarily driven by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card, field-programmable gate array and wireless local area network equipment businesses which were sold in fiscal 2002. The decrease was partially offset by $11 million of expenses related to our annual meeting recorded in the current period, the majority of which relates to the increase in the number of Agere stockholders as a result of the distribution of Agere common stock by Lucent to its stockholders on June 1, 2002.

    Research and development. Research and development expenses decreased 26% or $126 million from $486 million in the nine months ended June 30, 2002 to $360 million in the nine months ended June 30, 2003. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives, including the absence of expenses from the three businesses that we sold in fiscal 2002.

    Amortization of goodwill and other acquired intangibles. Amortization expense decreased 71% or $17 million from $24 million for the nine months ended June 30, 2002 to $7 million for the nine months ended June 30, 2003. The decrease is due to the absence of amortization of goodwill in the nine months ended June 30, 2003. Effective October 1, 2002, we adopted Statement 142, 'Goodwill and Other Intangible Assets' and are no longer permitted to amortize goodwill. Acquired intangible assets with finite lives are still amortized.

    Restructuring and other charges -- net. Net restructuring and other charges decreased 30% or $43 million to $99 million for the nine months ended June 30, 2003 from $142 million for the nine months ended June 30, 2002. See 'Restructuring Activities' for additional details.

    Gain on sale of operating assets -- net. Gain on sale of operating assets -- net decreased $232 million from $245 million for the nine months ended June 30, 2002 to $13 million for the nine months ended June 30, 2003. The prior period consists principally of a $243 million gain on the sale of our field-programmable gate array business, while the current year period consists principally of a $16 million gain on the sale of the analog line card business. See Note 6 to our financial statements in Item 1 for additional information.

    Operating loss. We reported an operating loss of $315 million for the nine months ended June 30, 2003, compared with an operating loss of $364 million for the nine months ended June 30, 2002. The improvement in operating loss is primarily attributable to expense reductions and a higher gross margin in the current year period, partially offset by lower gains on the sale of operating assets in the current year period. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and net (gain) loss on sale of operating assets, which is shown in the following table.

                                                         NINE MONTHS
                                                            ENDED
                                                           JUNE 30,              CHANGE
                                                       ----------------      --------------
                                                       2003       2002        $         %
                                                       ----       ----        -         -
                                                              (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems...................................  $(184)     $(124)     $(60)      (48)%
    Infrastructure Systems...........................    (38)      (319)      281        88
                                                       -----      -----      ----
        Total........................................  $(222)     $(443)     $221        50 %
                                                       -----      -----      ----
                                                       -----      -----      ----

    Other income -- net. Other income -- net decreased 72% or $50 million to $19 million for the nine months ended June 30, 2003 compared to $69 million for the same period in 2002. The change is primarily due to a $26 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd and an $18 million decrease in interest income as a result of lower average cash balances.

    Interest expense. Interest expense decreased 64% or $61 million to $35 million for the nine months ended June 30, 2003 from $96 million for the nine months ended June 30, 2002. This decrease is due to having significantly lower debt in the nine months ended June 30, 2003 primarily as a result of repayments on our credit facility, which matured on September 30, 2002.

    Provision for income taxes. For the nine months ended June 30, 2003, we recorded a provision for income taxes of $62 million on a pre-tax loss from continuing operations of $331 million, yielding an effective tax rate of (18.7)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of $133 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions. For the nine months ended June 30, 2002, we recorded a provision for income taxes of $56 million on a pre-tax loss from continuing operations of $391 million, yielding an effective tax rate of (14.3)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of $145 million against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

    Income (loss) from discontinued operations. For the nine months ended
June 30, 2003, income from discontinued operations was $49 million, or $0.03 per share, and consisted of income from operations of $19 million and a gain on disposal of $30 million. The income from operations reflects a $10 million net reversal of restructuring charges and a $7 million gain from the sale of an investment. The income from operations also benefited from a $24 million take-or-pay settlement, as well as a lack of depreciation and amortization as all long-lived assets related to discontinued operations were impaired in fiscal 2002. The gain from disposal reflects an $11 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE. For the nine months ended June 30, 2002, loss from discontinued operations was $479 million, or $0.29 per share. See 'Sale of Optoelectronic Components Business' for additional details.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2003, our cash in excess of short-term debt was $548 million, which reflects $731 million in cash and cash equivalents less $146 million of borrowings under our accounts receivable securitization facility, $30 million from the current portion of our capitalized lease obligations and $7 million from the current portion of our installment note. In addition, we have $18 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of June 30, 2003, our long-term debt was $465 million, which consists of $410 million of convertible subordinated notes due December 15, 2009, $43 million from the non-current portion of our capitalized lease obligations and $12 million from the non-current portion of our installment note.

    Net cash used in operating activities from continuing operations was $99 million for the nine months ended June 30, 2003 compared with $380 million for the nine months ended June 30, 2002. This improvement in cash used in operating activities reflects the impact of our steps to reduce our cost structure, including restructuring and consolidation actions, and the streamlining of our product portfolio. Net cash used in operating activities from discontinued operations was $66 million for the nine months ended June 30, 2003 compared with $141 million for the nine months ended June 30, 2002.

    Net cash provided by investing activities was $25 million for the nine months ended June 30, 2003 compared with $279 million for the nine months ended June 30, 2002. The decrease in cash flow from investing activities is primarily due to lower proceeds from the sales of assets in the current period. In the prior year period, we received $250 million from the sale of our field-programmable gate array business, $124 million from the sale of property, plant and equipment, and $55 million from sales of investments. In the current period, we received $64 million from the sale of our optoelectronic components business and $31 million from the sale of property, plant and equipment. In addition, capital expenditures decreased by $73 million to $77 million for the nine months ended June 30, 2003 from $150 million for the nine months ended June 30, 2002.

    Net cash used in financing activities was $21 million for the nine months ended June 30, 2003, compared with $1,744 million for the nine months ended June 30, 2002. The current period use of cash primarily reflects the net repayment of $17 million related to our accounts receivable securitization facility and $42 million related to capital leases, partially offset by borrowings of $20 million under an installment note and proceeds of $18 million from the issuance of common stock. The prior year period includes repayments of $2,278 million of borrowings under our credit facility, which was subsequently retired on September 30, 2002, partially offset by $396 million of net proceeds from the issuance of convertible subordinated notes and $163 million of short-term borrowings under our accounts receivable securitization facility.

    On January 24, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization agreement relating to certain accounts receivable. As part of the agreement, Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated subsidiary. The subsidiary has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to the subsidiary secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200 million; however, the amount that we can actually borrow at any time depends on the amount and nature of the accounts receivable that we have transferred to the subsidiary. The loan agreement, as amended on November 12, 2002, expires on November 11, 2003. As of June 30, 2003, $146 million was outstanding under this agreement. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. We also pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of June 30, 2003, the commitment fee was 1.5% per annum. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively. As of June 30, 2003, our credit ratings were BB - with a negative outlook from Standard & Poor's and B1 from Moody's.

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

    On March 14, 2003, we voluntarily contributed 18,750,000 shares of our Class A common stock to our qualified occupational pension plan. The value of the stock at the time of the contribution was $30 million. This contribution, combined with the remeasurements of our pension plans as a result of curtailments, led to a $20 million reduction of our minimum pension liability from $170 million as of September 30, 2002 to $150 million as of June 30, 2003. As part of the remeasurements, the weighted average discount rate used to determine costs and benefit obligations for the pension plans and the postretirement plans was lowered from 6.75% as of September 30, 2002 to 6.25% as of June 30, 2003.

We do not expect to make any further contributions to our pension plans in fiscal 2003 and we expect that our total contributions will be less than $40 million in fiscal 2004.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of laws and regulations relating to protection of the environment and employee safety and health. We are currently involved in investigations and/or cleanup of known contamination at eight sites either voluntarily or pursuant to government directives. There are established reserves for environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potential responsible parties, the extent of contamination and the nature of required remedial actions. Although we believe that the reserves are adequate to cover known environmental liabilities, it is often difficult to estimate with certainty the future cost of such matters. Therefore, there is no assurance that expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amount reflected in the reserves for such matters or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2003, cannot be estimated.

LEGAL PROCEEDINGS

    On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed nine of our patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and are seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. We believe that Intersil's claims are without merit.

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

    On November 19, 2002, we filed a lawsuit against Choice-Intersil, Intersil and Intersil Americas Inc. in state court in Delaware. We alleged, among other things, misappropriation of trade secrets and breach of contract relating to the trade secrets that were jointly developed and jointly-owned by Digital Ocean and Lucent. We are seeking an injunction against further use and disclosure of the trade secrets and damages for past disclosure and misuse. This matter has been consolidated with the Pennsylvania Choice-Intersil proceeding described above.

    On July 22, 2003, we filed a second complaint against Intersil in the United States District Court in Delaware. The complaint alleges that Intersil violated four additional Agere patents: three covering semiconductor processing and one covering integrated circuits for wireless networking. We are seeking an injunction and damages.

    We intend to vigorously defend our self against the claims of the Intersil parties.

RISK MANAGEMENT

    We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. We use foreign currency forward contracts, and may from time to time use foreign currency options, to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. The change in fair market value of derivative instruments was recorded in other income -- net and was not material for all periods presented.

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

      A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

           A widespread outbreak of an illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have recently been experiencing outbreaks of SARS. As a result of these outbreaks, businesses can be shut down temporarily and individuals can become ill or quarantined. We have manufacturing and back-office operations in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of SARS have been reported. If our operations are curtailed because of SARS or other health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would reduce our profitability. In addition, a curtailment of our design operations could result in delays in the development of new products. If our customers' businesses were affected by SARS, they might delay or reduce purchases from us, which could reduce our revenues and profitability.

      Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

      Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in reduced revenues or increased expenses.

      Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

      The demand for components in the communications equipment industry has declined in recent years, and we cannot predict the duration or extent of this trend. Our revenue will depend in part on demand for these types of components.

      If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

      Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

      If we do not achieve adequate manufacturing utilization, yields, volumes or sufficient product reliability, our gross margin will be reduced.

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

ITEM 4. CONTROLS AND PROCEDURES

    We have carried out an evaluation with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings'.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        See Exhibit Index.

    (b) Reports on Form 8-K

        Current Report on Form 8-K furnished April 29, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits),
        Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

        Current Report on Form 8-K furnished May 6, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits),
        Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

        Current Report on Form 8-K furnished May 21, 2003 pursuant to Item 5 (Other Events).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AGERE SYSTEMS INC.


Date: August 7, 2003                               /s/ JOHN W. GAMBLE, JR.
                                                .............................
                                                       JOHN W. GAMBLE, JR.
                                                  EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS NO.                          DESCRIPTION
------------                          -----------
   31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

   32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350