Form 10-K
period 2003-09-30
AGERE SYSTEMS INC
filed 2003-12-08
CIK 1129446

As filed with the Securities and Exchange Commission on December 8, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-16397

Agere Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3746606 (I.R.S. Employer Identification No.)

1110 American Parkway N.E. Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-712-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange
Class B Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 31, 2003 was approximately $2.6 billion, based on the reported last sale prices on the New York Stock Exchange of such equity on such date.

As of December 1, 2003, 791,038,216 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2004 annual meeting of stockholders.

Agere Systems Inc.
Form 10-K
For the Year Ended September 30, 2003

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

PART I

Item 1. Business

General

We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, multiservice networking, wireless data and personal computer connectivity applications. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, high-speed communications systems, personal computers and mobile phones.

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

Our business operations are organized into two market-focused groups, the Client Systems group, which serves the computing and consumer communications market, and the Infrastructure Systems group, which serves the networking equipment market. Each of these two groups is a reportable operating segment. Each segment includes revenue from the licensing of intellectual property.

The Client Systems group delivers integrated circuits, software and reference designs for applications including storage, wireless data and personal computer connectivity, including hard disk drives and modems for computers, data-enabled mobile phones and wireless local area networking. The Infrastructure Systems group delivers integrated circuit solutions for multiservice networking to network equipment customers.

During fiscal 2003, we substantially completed a restructuring of our business in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that these customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

•	Sold our optoelectronic components business, including the manufacturing facilities associated with that business;

•	Reduced our headcount;

•	Consolidated our operations into fewer facilities; and

•	Closed two integrated circuit wafer manufacturing facilities.

Of our total revenue of $1.8 billion in the fiscal year ended September 30, 2003, $1.3 billion, or 72%, was generated by our Client Systems segment and $518 million, or 28%, was generated by our Infrastructure Systems segment. In fiscal 2003, 20% of our revenue was generated in the United States and 80% outside the United States. Of our total revenue of $1.9 billion in the fiscal year ended September 30, 2002, $1.3 billion, or 65%, was generated by our Client Systems segment and $664 million, or 35%, was generated by our Infrastructure Systems segment.

In fiscal 2002, 27% of our revenue was generated in the United States and 73% outside the United States. See note 19 to our financial statements in Item 8 for additional information about our Client Systems and Infrastructure Systems segments and “We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.” in Item 7.

As of September 30, 2003, we had approximately 6,800 active employees worldwide. We have major research and development and manufacturing sites in the United States, India, Singapore, Thailand and the United Kingdom.

We were incorporated in Delaware in 2000 as part of Lucent Technologies Inc.’s plan to spin off its microelectronics business to its stockholders. Lucent completed our spin-off on June 1, 2002.

We maintain an Internet website at http://www.agere.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

Client Systems

Through our Client Systems group, we offer integrated circuits, software and reference designs for a variety of consumer-purchased products such as hard disk drives, personal computers and mobile phones.

Many of our products convert analog signals into digital signals and vice versa. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1.

Storage Products

We sell integrated circuits for use in hard disk drives. Within the storage products area we sell read channels, disk controllers, pre-amplifiers, or preamps, and motor controllers. Read channels convert an analog signal that is generated by reading the stored data on the hard disk into digital signals. Preamps are used to amplify the initial signal from the hard disk so the signal can be processed by the read channel. Together, these are key components that are critical to determining the overall performance of a hard disk drive. We also develop and sell disk drive controllers, which are used to control signal processing and communications functions within the disk drive. When a read channel and a disk controller are integrated into a single solution, this is referred to as a “system on a chip.” We also sell motor controllers, which are used to control functions related to the spinning of the physical storage media.

Mobile Phones

We sell integrated circuits for use in digital mobile phones, and other wireless data and voice communications products. We also offer comprehensive integrated circuit wireless product solutions that include:

•	Digital signal processors for speech compression and encoding and transmission of voice and data;

•	Conversion signal processors to convert signals between frequencies used in digital signal processors and frequencies used for radio transmission; and

•	Software that controls the communication process.

We also license hardware and software designs for mobile phones that use our integrated circuits.

Most of our mobile phone products support General Packet Radio Service, or GPRS, and operate on the Global System for Mobile Communications, or GSM, standard. GPRS provides enhanced data transmission capabilities for GSM mobile phones. We are providing customers with samples of integrated circuits for an extension of GPRS called EDGE and are selling products that support the wideband CDMA, or “3G”, standard.

Computing Connectivity Devices

Modem Products.    We sell integrated circuits and associated software for modem products primarily to leading manufacturers of personal computers, modems and other electronic equipment. We also offer integrated circuits and software for use in digital telephony products. Digital telephony products provide access to merged voice and data communications networks. We sell our digital telephony solutions to manufacturers of business telephone equipment.

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

Our network access cards are used primarily to connect computers, especially laptop computers, with wireless networks. Our customers can use our integrated circuits to build network access cards or other wireless local area networking equipment of their own design.

Our wireless local area networking solutions currently support data transmission speeds of up to 54 megabits per second. During fiscal 2003, we entered into an agreement with Infineon Technologies AG to jointly develop high-speed wireless local area networking products. These products use circuit elements previously designed by us and by Infineon as well as components jointly designed by both companies.

We sell our wireless local area networking products to personal computer manufacturers and wireless networking equipment manufacturers who integrate our products into their own products.

Media Connectivity Devices

We have begun development of integrated circuits and software to support a variety of media distribution requirements designed for consumer electronics applications. These products will build on our wireless networking experience and add functionality specifically designed to enable wireless delivery of audio and video between consumer electronics equipment.

Infrastructure Systems

Through our Infrastructure Systems group, we offer solutions for high-speed communications systems that encompass integrated circuits, software and reference designs. Our products facilitate the transmission and switching of voice, video and data signals within communications networks and are used primarily in the following types of equipment:

•	Network communications equipment, which facilitates the transmission, switching and management of data and voice traffic within communications networks;

•	Network access equipment, such as data communications equipment, which allows devices to connect with communications networks;

•	Enterprise networking equipment, which switches and routes data traffic in businesses’ local area networks and storage area networks; and

•	Wireless infrastructure equipment, such as cellular base stations, which transmits and receives data and voice communications through radio waves.

Our Infrastructure Systems product offerings support three primary applications:

•	Enterprise networking;

•	Wireline communications infrastructure; and

•	Wireless communications infrastructure.

We sell integrated circuit solutions that include physical layer devices, integrated circuits supporting SONET/SDH communication standards, multiservice switching fabrics and network processing devices and broadband access devices, each of which is described below.

Enterprise Networking

We sell integrated circuit solutions that are used in data networking systems. These systems include local area networks for communicating data within businesses. We are also currently designing products that will be used in storage area networks.

The majority of our revenue from products used in enterprise networking applications is derived from the sale of integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

Our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

We have begun development of a new family of standard products for high-speed networking applications. Our entry into this product area was made possible through our acquisition of Massana Limited during fiscal 2003. These products are intended to address both enterprise and client applications for gigabit Ethernet, a high-speed data networking standard that operates at data rates of one gigabit per second.

Wireline Communications Infrastructure

We sell products designed for wired communications infrastructure. These products are used in high-speed transport networks and in the equipment used to access and interconnect these networks.

Multiservice Switching Fabrics and Network Processing Devices.    Switching devices guide data to different communications networks based on the intended destination. Multiservice switching devices support the transmission of voice and video signals as well as data. We sell switch fabrics and programmable network processors to communications equipment manufacturers. A switch fabric directs the data within a switching device. A network processor is a component that controls how data is sent over a network or over a switch fabric such that the data retains its quality of service without interfering with other data traffic. We also offer supporting software with our switching products.

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

Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide. These services are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are widely used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service that transmit data at 1.5 megabits per second and 44.7 megabits per second, respectively. A megabit is a unit of measurement for data and is equal to approximately one million bits.

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

Wireless Communications Infrastructure

Wireless Infrastructure Devices.    We sell integrated circuit solutions used in wireless infrastructure products, which are primarily cellular base stations and cellular base transceiver stations. These devices include digital signal processors for speech compression and encoding and transmission of voice and data and networking products that connect cellular equipment to the wired communications network. Some of these products are standard offerings that are sold to multiple customers and some are customized for a particular customer. The customized offerings may combine our intellectual property with intellectual property from our customer. Many of the multiservice networking devices used in wireline communications infrastructure, including network processors and ATM traffic management devices, are also used in wireless infrastructure.

We have also introduced a new family of radio frequency power products for wireless base station power amplifier applications. These products can be applied to existing and new wireless communications standards. These products are currently being evaluated by multiple potential customers.

Customers, Sales And Distribution

Customers

We have a globally diverse base of customers, consisting primarily of manufacturers of computer and communications equipment. We generally target as customers the leaders in the market segments in which our products are used as well as the companies we believe will be future leaders in these segments. In fiscal 2003, we sold our products directly to approximately 260 end customers and indirectly, through distributors, to approximately 630 end customers. For some end customers, we deliver the product to, and are paid by, a third party associated with the customer, such as their contract manufacturer. Our top 20 end customers in fiscal 2003, based on revenue, accounted for approximately 74% of our revenue and our top 10 end customers in fiscal 2003, based on revenue, accounted for approximately 60% of our revenue. Our top ten end customers in fiscal 2003 were:

Apple Computer, Inc.	NEC Corporation
Cisco Systems, Inc.	Nokia Corporation
Hewlett Packard	Samsung Electronics Co., Ltd.
Lucent Technologies Inc.	Seagate Technology, Inc.
Maxtor Corp.	Western Digital Corp.

Our sales to Maxtor represented 16% and 14% of our revenue in fiscal 2003 and 2002. Our sales to Seagate Technology represented 12% of sales in fiscal 2003, and our sales to Lucent represented 15% of sales in fiscal 2001. No other customer accounted for 10% or more of our revenue in fiscal 2003, 2002 or 2001.

Sales and Distribution

We have a worldwide sales organization with approximately 330 employees as of September 30, 2003, located in nine U.S. sales offices and 15 sales offices outside the U.S. We sell our products globally primarily through our direct sales force. To complement our direct sales force, we also sell our products through distributors, which sales in fiscal 2003 represented approximately 11% of our revenue.

We aim to have our customers incorporate our products into the end products they design and develop. Typically, manufacturers of computer and communications equipment conduct a competitive process to select suppliers for the parts that they will include in their end products. Our sales, marketing and technical personnel work with customers to demonstrate our products’ ability to satisfy any specific requirements. We call winning the competitive process a design win. A design win is important because it allows us to establish a long-term relationship with the customer, at least through the life cycle of the product. We generally do not, however, enter into written agreements with our customers after achieving a design win. A customer could terminate its relationship with us or discontinue developing the product. Most of our revenue originates from sales that are the result of design wins.

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

Manufacturing

Our operations support organization is responsible for our supply chain management and manufacturing activities. As of September 30, 2003, we had approximately 3,150 employees devoted to manufacturing and related support activities.

We had three facilities located in three countries devoted to manufacturing integrated circuits as of September 30, 2003. These sites utilized approximately 2.1 million square feet of space dedicated to manufacturing. As of September 30, 2003, our company-owned and joint venture wafer fabrication operations were in the United States and Singapore, while our assembly and test operations were in Singapore and Thailand. During fiscal 2003, we completed the consolidation of our United States integrated circuit manufacturing operations to our facility in Orlando, Florida. We are seeking a buyer for that facility.

We have a joint venture, called Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., that operates an integrated circuit manufacturing facility in Singapore. We have agreed to purchase 51% of the venture’s managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. Silicon Manufacturing Partners determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase our commitments, we will be required to pay the joint venture for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The joint venture agreement may be terminated by either party upon two years’ written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency of either party.

Currently, we manufacture most of our integrated circuits in facilities that we either own or operate through a joint venture. We also have third-party manufacturing relationships to improve our manufacturing efficiency and flexibility and to allow us to focus on developing leading products. In the future, we expect to increase the amount of integrated circuits we buy at market prices.

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

Our primary competitors within our client product areas are listed in the table below.

Storage	Mobile Phones	Computing Connectivity	Wireless Local Area Networking
Infineon Technologies AG	Koninklijke Philips Electronics N.V.	Broadcom Corp.	Broadcom Corp.
LSI Logic Corp.	Motorola, Inc.	Conexant Systems, Inc.	GlobespanVirata, Inc.
Marvell Technology Group Ltd.	QUALCOMM Inc.	Infineon Technologies AG	Texas Instruments Incorporated
STMicroelectronics N.V.	Skyworks Solutions, Inc.	Koninklijke Philips Electronics N.V.
Texas Instruments Incorporated	STMicroelectronics N.V.	PCTel, Inc.
Texas Instruments Incorporated

Our primary competitors within our infrastructure product areas are listed in the table below.

Enterprise Networking	Wireline Communications Infrastructure	Wireless Communications Infrastructure
Broadcom Corp.	Applied Micro Circuits Corp.	Applied Micro Circuits Corp.
IBM Corp.	Intel Corp.	Intel Corp.
Intel Corp.	Motorola, Inc.	PMC-Sierra, Inc.
LSI Logic Corp.	PMC-Sierra, Inc.	Texas Instruments Incorporated
Marvell Technology Group Ltd.	Vitesse Semiconductor Corporation	Vitesse Semiconductor Corporation

Our competitive position varies depending on the market segment and product areas within these segments. For example, we are number one or two, based on revenue, in many of our product areas, including analog modems, baseband integrated circuits for wireless infrastructure, SONET/SDH integrated circuits and wired communications integrated circuits. However, our competitive position is not as strong in the mobile phones and network processor product areas. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

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

Research and development

As of September 30, 2003, our product development team consisted of approximately 2,150 development engineers and scientists. Approximately 85 percent of these development engineers and scientists design and implement product solutions. The remaining 15 percent work primarily on integrated circuit design methodology and common circuit elements that can be used in a number of products.

Our research and development expenditures were $467 million, $625 million and $815 million for fiscal 2003, 2002 and 2001, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Patents, Trademarks And Other Intellectual Property

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We have approximately 5,650 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

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

We expect to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

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

In addition, domestic and international authorities continue to regulate the allocation and auction of the radio frequency spectrum. These regulations have a direct impact on us because many of our customers’ licensed products can be marketed only if permitted by suitable frequency allocations, auctions and regulations. The implementation of these regulations may delay our end-users in deploying their systems, which could, in turn, lead to delays in orders of our products by our customers and end users. Further, when we license hardware and software designs for mobile phones that use our integrated circuits, we work with our customers to help them achieve full certification approval for their mobile phones, which is a prerequisite for them to be able to sell their mobile phones.

Employees

As of September 30, 2003, we employed approximately 6,800 active full-time employees, including approximately 6,100 management and non union-represented employees, and approximately 700 U.S. union-represented employees covered by collective bargaining agreements.

On May 27, 2003, we entered into a collective bargaining agreement with local unions 1522, 1560, 1898 and 2000 of the International Brotherhood of Electrical Workers. This agreement, which covers our U.S. union-represented employees, will be effective until May 31, 2006, unless the parties reach a mutual agreement to amend the terms.

We believe that we generally have good relationships with our employees and the unions that represent them.

Backlog

Our backlog, which represents the aggregate of the sales price of orders received from customers for delivery within six months, but not yet recognized as revenue, was approximately $612 million and $356 million on September 30, 2003 and September 30, 2002, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their orders two or three times between initial order and delivery. Our customers’ frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, generally orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where we believe it is in our best interests to do so. For these reasons, we believe that our backlog at any given date may not be a reliable indicator of future revenues.

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

We are subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by us, or at sites where we may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. We are a potentially responsible party at a number of Superfund sites and sites otherwise requiring cleanup action. Specifically, we have liabilities for costs associated with five Superfund sites and two facilities formerly owned by Lucent.

Item 2. Properties

As of September 30, 2003, we operated three manufacturing facilities and three warehouse locations in the United States and three other countries. We also operated an additional 61 facilities, including research and development facilities and design centers. We operated facilities in a total of 18 countries. Our manufacturing facilities were located in the United States, Singapore and Thailand. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore, which is predominantly used as a manufacturing site.

Our facilities have an aggregate floor space of approximately 6.7 million square feet, of which approximately 4.7 million square feet, including all of our manufacturing facilities other than our assembly and test facility in Singapore, is owned and approximately 2.0 million square feet is leased. Our lease terms range from monthly leases to 13 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

Item 3. Legal Proceedings

The information required by this Item is included in Item 7 under the heading “Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2003, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

Our executive officers as of December 1, 2003 were as follows:

Name	Age	Position
John T. Dickson	57	President and Chief Executive Officer
Ronald D. Black	39	Executive Vice President, Client Systems Group
John W. Gamble, Jr.	40	Executive Vice President and Chief Financial Officer
Peter Kelly	46	Executive Vice President, Operations Group
Sohail A. Khan	49	Executive Vice President, Infrastructure Systems Group
Ahmed Nawaz	54	Executive Vice President, Worldwide Sales Group

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

Ronald D. Black has been our Executive Vice President, Client Systems Group, since October 2001. Previously, Mr. Black had been Senior Vice President, Strategy and Business Development at Agere from March 2001 to October 2001. Before joining Agere, Mr. Black was Vice President and General Manager, Next-Generation Networks Business Unit of Gemplus, a provider of smart card solutions, from 1998 to 2001. Prior to Gemplus, Mr. Black was the General Manager of the Networking and Communications Systems Division of Motorola’s Semiconductor Products Sector.

John W. Gamble, Jr. has been our Executive Vice President and Chief Financial Officer since February 2003. Between January 2003 and February 2003, Mr. Gamble was our Senior Vice President and Business Controller and, between January 2001 and January 2003, he was our Senior Vice President and Treasurer. Between 1996 and 2001, Mr. Gamble held a number of finance positions at Honeywell International (formerly Allied Signal), including vice president and chief financial officer of Honeywell Industrial Controls, vice president of business planning and analysis and assistant treasurer. Prior to joining Allied Signal, Mr. Gamble held a number of positions with General Motors, including treasurer of General Motors of Canada and director of international acquisitions and divestitures.

Peter Kelly has been our Executive Vice President, Operations Group, since October 2001. Previously, Mr. Kelly had been Agere’s Vice President of Operations for Integrated Circuits from September 2000 to October 2001. Mr. Kelly joined Lucent Microelectronics in September 2000 from Fujitsu-ICL Systems Inc., a joint venture of ICL and Fujitsu that provided computer systems and services to retailers and banks, where he was Executive Vice President and Chief Operating Officer. Mr. Kelly had been with Fujitsu-ICL for six years.

Sohail A. Khan has been our Executive Vice President, Infrastructure Systems Group, since October 2001. Previously, Mr. Khan had been Executive Vice President of Integrated Circuits since March 2001. Mr. Khan was President of the Integrated Circuits business of Lucent’s Microelectronics and Communications Technologies Group from April 2000 to March 2001. Mr. Khan was the strategy and business development Vice President of Lucent’s Microelectronics and Communications Technologies Group from September 1996 to April 2000. From April 1996 to September 1996, Mr. Khan was Vice President of Marketing for MMC Networks, a developer and supplier of network processing platforms and services. Mr. Khan joined AT&T in 1990 as the director of marketing and applications engineering for the digital signal processing product line and moved to Lucent following its spin-off in 1996. While at AT&T, he held a variety of positions, including Vice President and General Manager of the Wireless and Multimedia business unit of AT&T from February 1994 to April 1996.

Ahmed Nawaz has been our Executive Vice President, Worldwide Sales Group, since March 2001. Mr. Nawaz was President of Worldwide Sales, Strategy and Business Development, from April 2000 to March 2001, and President, Integrated Circuits Division, from July 1998 to April 2000, of Lucent’s Microelectronics and Communications Technologies Group. He joined AT&T in 1992 and moved to Lucent following its spin-off in 1996. Mr. Nawaz was Vice President of Lucent’s Network Communications business unit from January 1996 to July 1998.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our Class A common stock trades on the New York Stock Exchange under the symbol “AGR.A”. The high and low sale prices for our Class A common stock for each quarter during our last two full fiscal years are set forth below, as reported in the consolidated transaction reporting system:

Fiscal 2002	High	Low
Quarter Ended December 31, 2001	$6.30	$4.06
Quarter ended March 31, 2002	$6.10	$3.60
Quarter ended June 30, 2002	$4.49	$1.40
Quarter ended September 30, 2002	$2.70	$0.95

Fiscal 2003
Quarter ended December 31, 2002	$1.74	$0.50
Quarter ended March 31, 2003	$2.04	$1.35
Quarter ended June 30, 2003	$2.70	$1.29
Quarter ended September 30, 2003	$3.71	$2.28

All of our outstanding Class B common stock was held by Lucent until June 1, 2002, when Lucent completed our spin-off, distributing to its stockholders all of our Class A common stock and Class B common stock that it held on that date.

Our Class B common stock has traded on the New York Stock Exchange under the symbol “AGR.B” since June 3, 2002. The following table sets forth, for the indicated periods, the quarterly high and low sale prices of our Class B common stock, as reported in the consolidated transaction reporting system:

Fiscal 2002	High	Low
Quarter ended June 30, 2002 (trading began June 3, 2002)	$3.32	$1.35
Quarter ended September 30, 2002	$2.72	$0.94

Fiscal 2003
Quarter ended December 31, 2002	$1.74	$0.51
Quarter ended March 31, 2003	$2.01	$1.33
Quarter ended June 30, 2003	$2.60	$1.19
Quarter ended September 30, 2003	$3.52	$2.19

As of December 1, 2003, there were 652,124 holders of record of the Class A common stock and 1,330,634 holders of record of the Class B common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

Unregistered Sales of Common Stock

On August 22, 2003, we acquired Massana Limited, a developer of Gigabit Ethernet-over-copper physical layer device technologies. As part of the acquisition, we issued 9,108,125 shares of Class A common stock to the Massana stockholders in exchange for all the outstanding shares of Massana. The shares were issued in a private, directly negotiated transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Our reliance on this exemption was based in principal part on certain factual representations received from the former Massana stockholders who received the shares.

See Item 12 for information about our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth selected financial information for our company. The financial information for the years ended September 30, 2003, 2002, and 2001, and as of September 30, 2003 and 2002, has been derived from our audited financial statements included elsewhere in this report. The financial information as of September 30, 2001, 2000 and 1999 has been derived from our audited financial statements not included in this report. The financial information for the years ended September 30, 2000 and 1999 has been reclassified to reflect our former optoelectronic components business as discontinued operations and was derived from our unaudited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and the related notes included in Items 7 and 8, respectively.

	Year Ended September 30,
(Dollars in millions except per share amounts)	2003	2002 (1)	2001 (2)	2000 (3)	1999
				(unaudited)	(unaudited)
Statement of operations information:
Revenue	$1,839	$1,923	$2,886	$3,515	$3,064
Gross profit	579	494	915	1,574	1,492
Income (loss) from continuing operations	(371)	(803)	(1,454)	104	159
Basic and diluted earnings (loss) per share: (4)
Income (loss) from continuing operations	$(0.22)	$(0.49)	$(1.09)	$0.10	$0.15
Weighted average shares outstanding — basic and diluted (millions)	1,667	1,637	1,334	1,035	1,035

	September 30,
	2003	2002 (1)	2001 (2)	2000 (3)	1999
Balance sheet information:
Total assets	2,388	2,864	6,562	7,067	3,020
Short-term debt	195	197	2,516	14	14
Long-term debt	451	486	33	46	64

(1)	During fiscal 2002, our short-term debt decreased significantly as we repaid $2.5 billion of borrowings under a credit facility. Also, our total assets decreased significantly as we used $1.6 billion of cash on hand to repay the credit facility and recorded significant impairments of property, plant and equipment, as well as goodwill and other acquired intangibles.

(2)	During fiscal 2001, we received approximately $3.4 billion of net proceeds from our initial public offering and recorded a $2.8 billion impairment of goodwill and other acquired intangibles. We also assumed $2.5 billion of debt from Lucent, consisting of short-term borrowings under a credit facility provided by financial institutions. We did not receive any of the proceeds of this short-term debt.

(3)	During fiscal 2000, goodwill and other acquired intangibles increased by $3.4 billion due to the acquisitions of Ortel Corporation, Herrmann Technology Inc., Agere, Inc. and substantially all the assets of VTC Inc.

(4)	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding on a historical basis includes the retroactive recognition to October 1, 1998 of the 1,035,100,000 shares owned by Lucent prior to our initial public offering.

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

Overview

We provide advanced integrated circuit solutions for applications such as high-density storage, multi-service networking, wireless data and personal computer connectivity. These solutions form the building blocks for a broad range of communications and computing applications. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems. The Client segment targets the computer and consumer communications market and the Infrastructure segment targets the network equipment market. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property. The Client segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, data-enabled mobile phones and wireless local area networking. The Infrastructure segment provides integrated circuit solutions to makers of high-speed communications systems. In addition, the Infrastructure segment formerly provided optoelectronic components; however, we have sold those operations and have reflected them as discontinued operations for all periods presented. See “Sale of Optoelectronic Components Business” for additional details.

In fiscal 2003, we refined our methodology for allocating shared information technology expenses to our operating segments and between costs, selling, general and administrative expenses, and research and development expenses. We believe that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since our separation from Lucent Technologies Inc. in fiscal 2001. We have conformed historical amounts for all periods presented to the current presentation. As a result of this change, we reclassified $58 million and $39 million of expenses previously reflected in costs to operating expenses for fiscal 2002 and 2001, respectively.

Separation from Lucent

We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. On February 1, 2001, Lucent transferred to us the assets and liabilities related to our business, other than pension and postretirement assets and liabilities, which have subsequently been transferred. In April 2001, we completed our initial public offering. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders.

Prior to the completion of the spin-off on June 1, 2002, we were a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent during fiscal 2002, prior to the spin-off, was $162 million, of which $43 million is recorded within income (loss) from operations of discontinued business. Revenue from products sold to Lucent for fiscal 2001 was $606 million, of which $165 million is recorded within income (loss) from operations of discontinued business.

Our financial statements include amounts prior to February 1, 2001 that have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of our businesses. We believe the assumptions underlying our financial statements are reasonable. However, our financial statements that were derived from Lucent’s financial records may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising Agere, Lucent’s net investment in us is shown in lieu of stockholders’ equity in our financial statements for periods prior to February 1, 2001. We began accumulating retained earnings (losses) on February 1, 2001, the date on which Lucent transferred to us substantially all the assets and liabilities of our business. For periods prior to February 1, 2001, our financial statements include allocations of Lucent’s expenses, assets and liabilities.

Sale of Optoelectronic Components Business

During the second quarter of fiscal 2003, we sold a substantial portion of our optoelectronic components business to TriQuint Semiconductor, Inc. for $40 million in cash. The transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders and micro electro-mechanical systems.

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

Our exit from the optoelectronic components business was completed as a result of these two sales. The consolidated financial statements have been reclassified for all periods presented to reflect the optoelectronic components business as discontinued operations. See Note 4 to our financial statements in Item 8 for additional details.

Operating Environment

In fiscal 2001 and 2002, we saw significant declines in our revenue, particularly from our telecommunications equipment manufacturing customers. We believe that these customers were themselves experiencing significant declines in demand from their customers. As our revenue declined, we determined on several occasions that we needed to reduce our cost structure. As a result, we implemented programs to reduce our headcount, consolidate our operations into fewer facilities and reduce our owned manufacturing capacity, including exiting our optoelectronic components business, selling several non-core businesses and reducing our capital spending.

We have now substantially completed our planned restructuring activities, including headcount reductions and facility consolidations. We have also ceased operations at our integrated circuit manufacturing facilities located in Allentown and Reading, Pennsylvania. Our remaining restructuring activities, primarily the decommissioning of these manufacturing facilities, will take several more quarters to complete.

Our revenue has increased in each of the last three quarters, after reaching a low-point in the first quarter of fiscal 2003. As a result of our actions to reduce costs and expenses and our stabilizing revenue, we have seen improvements in our gross profit and net income (loss) in each of the last three quarters.

Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones and wireless local area networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of our revenues have been derived from customers that individually accounted for greater than 10% of our revenues. In fiscal 2003, sales to Maxtor and Seagate represented 16% and 12%, respectively, of our revenue. In fiscal 2002, sales to Maxtor represented 14% of our revenue and in fiscal 2001, sales to Lucent represented 15% of our revenue. Maxtor and Seagate are customers of our Client segment and Lucent is a customer of our Infrastructure segment.

Restructuring Activities

As a result of our restructuring activities, we recorded net restructuring and related charges within continuing operations of $131 million, $503 million and $486 million for fiscal 2003, 2002 and 2001, respectively, which are classified within restructuring and other charges — net. For additional details regarding our net restructuring and other charges, see Note 5 to our financial statements in Item 8.

We also recorded restructuring related costs within continuing operations within gross profit of $103 million and $59 million for fiscal 2003 and 2002, respectively, of which $71 million and $34 million, respectively, resulted from increased depreciation. The increased depreciation is due to the shortening of estimated useful lives of certain manufacturing assets in connection with our restructuring activities. There were no restructuring related costs recorded within gross profit for fiscal 2001.

To complete our remaining restructuring and consolidation actions, we estimate we will incur additional expenses of approximately $40 to $50 million in the first quarter of fiscal 2004, primarily for the decommissioning of our manufacturing sites in Allentown and Reading. We also expect to spend approximately $20 million for capital expenditures in fiscal 2004 and fiscal 2005 related to our restructuring and consolidation actions. These are expected to be the last major expenditures under our previously announced restructuring initiatives.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We have reviewed our critical accounting policies with our audit committee.

Property, Plant and Equipment

Property, plant and equipment that is held and used is generally reflected in our financial statements at historical cost less an allocation for depreciation that may not be reflective of its fair market value. However, we have impaired property, plant and equipment in connection with our restructuring initiatives. Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that their carrying amount may not be recoverable. We perform impairment tests on groups of assets that are related and have separately identifiable cash flows. In some cases, it may not be practical to measure the cash flows associated with a group of assets due to the integrated nature of our production process. As a result, we may need to shorten the useful lives related to these assets, which would cause us to recognize increased depreciation. If separate identifiable cash flows can be identified, we compare the carrying amount of the assets to their undiscounted expected future cash flows. If an impairment exists, assets classified as held and used are written-down to fair value and assets classified as held for sale are written-down to fair value less costs to sell. It is reasonably likely that the actual fair value may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over- value the related impairment charge.

Tax Valuation Allowance

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Commencing with the quarter ended June 30, 2001, we established a full valuation allowance against our U.S. net deferred tax assets because our lack of history as an independent company, recent losses and the uncertainty of the timing of the recovery of our industry, cause our long term financial forecast to have enough uncertainty that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize their full value.

Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The majority of our tax contingencies were transferred to us from Lucent as part of the separation transaction and reflect our potential exposures under the tax sharing agreement. We believe these tax contingencies are reasonable. It is likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Retirement Benefits

Postretirement liabilities are for benefits that we expect to pay to eligible former employees who are retired. We consider various factors in determining our postretirement liability, including the number of employees who will receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate we may be over- or under-accrued.

We also have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. We consider various factors in determining our pension liability, including the number of employees who be will paid, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under-valued.

We reassess our retirement benefit plan assumptions on a regular basis. The three key benefit plan assumptions are the discount rate, salary increase assumptions and the expected rate of return on plan assets. The discount rate we use reflects the prevailing market rate of a portfolio of fixed-income debt instruments rated AA– or better and with maturities matching the expected maturities of the benefit obligations. During the latter part of fiscal 2003, we recorded a curtailment as a result of actions taken under our recent restructuring related initiatives. This caused us to re-evaluate our assumptions and we changed the discount rate to 6.25% from 6.75% for our U.S. retirement benefit plans. We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data as well as historical and expected returns on the various categories of plan assets. For fiscal 2003, the weighted-average long-term rate of return on assets assumption remains at 8% for our U.S. retirement benefit plans. The target investment portfolio allocation for our U.S. pension plans is 40% in equities and 60% in fixed income investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligation.

Actuarial assumptions are based upon management’s best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. Each change of 25 basis points in the discount rate assumption would have an estimated $0.5 million impact on net retirement benefit costs and a $44 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $3.2 million annual impact on net retirement benefit costs.

Results of Operations

Fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002

The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Year Ended September 30,		Change
	2003	2002	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$1,321	$1,259	$62	5%
Infrastructure Systems	518	664	(146)	(22)
Total Revenue	$1,839	$1,923	$(84)	(4)%

Revenue.    Revenue decreased 4% or $84 million, to $1,839 million in fiscal 2003 from $1,923 million in fiscal 2002. The increase of $62 million within the Client segment reflects strength in the sales of GPRS solutions used in mobile phones and system-on-a-chip solutions used in hard disk drives, as well as a $37 million increase in intellectual property licensing revenues. These increases were partially offset by the absence of $62 million in revenues from our wireless local area network equipment business which we sold in fiscal 2002. Also offsetting the increase was a decline in revenues related to our wireless local area networking solutions as we experienced price pressures and a transition from a board-based to a chipset-based solution.

The decrease of $146 million within the Infrastructure segment reflects the absence of $66 million in revenues from our analog line card and field-programmable gate array businesses which we sold in fiscal 2002, as well as a $25 million decrease in intellectual property licensing revenues. The remaining decrease was caused by decreased volume, which resulted from lower demand from telecommunications equipment manufacturers as their customers, communication service providers, reduced capital expenditures.

Costs and gross margin.    Costs decreased 12%, or $169 million, to $1,260 million in fiscal 2003 from $1,429 million in fiscal 2002. Gross margin increased 5.8 percentage points to 31.5% in fiscal 2003 from 25.7% in fiscal 2002. Gross margin for the Client segment decreased to 21.3% in fiscal 2003 from 29.3% in fiscal 2002. Gross margin for the Infrastructure segment increased to 57.3% in fiscal 2003 from 18.8% in fiscal 2002. The changes in gross margin on a segment basis were caused in part by a change in the allocation of certain shared manufacturing costs. We update at the beginning of each fiscal year the allocation of our shared integrated circuit fabrication costs based on the demand forecasts by month from our two operating segments. This essentially creates a take-or-pay relationship between our manufacturing facilities and the operating segments. As a result, the dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure gross margin due to excess manufacturing capacity, as sales volumes were less than we had anticipated. With the update of our demand forecast for fiscal 2003, the costs allocated to our Client segment for fiscal 2003 increased by approximately $80 million when compared to fiscal 2002. Accordingly, the costs allocated to the Infrastructure segment decreased by the same amount. This change in allocation is partly responsible for the decrease in Client gross margin and the increase in Infrastructure gross margin, although it has no effect on our total gross margin.

In addition to the change in allocation described above, the Client segment gross margin was negatively impacted by a $79 million increase in restructuring related costs, as well as the absence of gross margin from our wireless local area network equipment business which we sold in fiscal 2002. These decreases to gross margin were partially offset by a $34 million increase in gross margin from the licensing of intellectual property and improved expense management related to the actions taken under our restructuring and cost saving initiatives. In addition to the change in allocation described above, the Infrastructure segment gross margin was positively impacted by improved expense management related to the actions taken under our restructuring and cost saving initiatives, a $35 million decrease in restructuring related costs, $22 million of lower inventory provisions in fiscal 2003 and the sale of our analog line card business in fiscal 2002, offset in part by lower sales volumes and a $20 million decrease in gross margin from the licensing of intellectual property.

Selling, general and administrative.    Selling, general and administrative expenses decreased 10% or $32 million from $326 million in fiscal 2002 to $294 million in fiscal 2003. The decrease was primarily driven by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card, field-programmable gate array and wireless local area network equipment businesses which we sold in fiscal 2002. The decrease was partially offset by $16 million related to annual meeting expenses, as there was a significant increase in the number of Agere stockholders as a result of the distribution of Agere common stock by Lucent to its stockholders on June 1, 2002.

Research and development.    Research and development expenses decreased 25% or $158 million from $625 million in fiscal 2002 to $467 million in fiscal 2003. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives. We also reduced our research and development efforts related to silicon fabrication research and other manufacturing processes as we transition to a fab-lite model, which resulted in a decrease of approximately $45 million. In addition, approximately $26 million of the decrease is due to the absence of expenses from the three businesses that we sold in fiscal 2002.

Amortization of goodwill and other acquired intangibles.    Amortization expense decreased 76% or $26 million from $34 million in fiscal 2002 to $8 million in fiscal 2003, primarily due to the absence of amortization of goodwill in fiscal 2003. Effective October 1, 2002, we adopted Statement 142, “Goodwill and Other Intangible Assets,” and are no longer permitted to amortize goodwill. We continue to amortize acquired intangible assets with finite lives over their useful life.

Restructuring and other charges — net.    Net restructuring and other charges decreased 74% or $372 million to $131 million in fiscal 2003 from $503 million in fiscal 2002. See “Restructuring Activities” for additional details.

(Gain) loss on sale of operating assets — net.    (Gain) loss on sale of operating assets — net decreased $278 million from a gain of $299 million in fiscal 2002 to a gain of $21 million in fiscal 2003. The fiscal 2002 gain consists principally of a $243 million gain on the sale of our field-programmable gate array business and a

$58 million gain on the sale of our wireless local area network equipment business, while the fiscal 2003 gain consists principally of the recognition of a $16 million gain on the sale of the analog line card business, which had previously been deferred. See Note 9 to our financial statements in Item 8 for additional information.

Operating loss.    We reported an operating loss of $300 million in fiscal 2003, compared with an operating loss of $695 million in fiscal 2002. The improvement in operating loss is primarily attributable to lower expenses and a higher gross margin in the current year, partially offset by lower gains on the sale of operating assets in the current year. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges and (gain) loss on sale of operating assets — net, which is shown in the following table:

	Year Ended September 30,		Change
	2003	2002	$	%
	(dollars in millions)
Operating Segment: (1)
Client Systems	$(148)	$(73)	$(75)	(103)%
Infrastructure Systems	(34)	(384)	350	91
Total Operating Loss by Segment	$(182)	$(457)	$275	60%

(1)	A reconciliation of operating loss by segment to total operating loss is provided in Note 19 to our financial statements in Item 8.

Other income — net.    Other income—net decreased 71% or $54 million to $22 million in fiscal 2003 compared to $76 million in the prior year. The change is primarily due to a $27 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd. and a $20 million decrease in interest income as a result of lower average cash balances.

Interest expense.    Interest expense decreased 61% or $74 million to $47 million in fiscal 2003 from $121 million in fiscal 2002. This decrease is due to having significantly lower debt in fiscal 2003 primarily as a result of repayments on our credit facility, which matured on September 30, 2002, partially offset by interest incurred on our convertible subordinated notes.

Provision for income taxes.    For fiscal 2003, we recorded a provision for income taxes of $46 million on a pre-tax loss from continuing operations of $325 million, yielding an effective tax rate of (14.2)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of $91 million against U.S. net deferred tax assets and the tax effect of non-U.S. operations. For fiscal 2002, we recorded a provision for income taxes of $63 million on a pre-tax loss from continuing operations of $740 million, yielding an effective tax rate of (8.5)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of $259 million against U.S. net deferred tax assets and the tax effect of non-U.S. operations.

Income (loss) from discontinued operations.    For fiscal 2003, income from discontinued operations was $38 million, or $0.02 per share, and consisted of income from operations of $8 million and a gain on disposal of $30 million. The gain from disposal reflects an $11 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE. For fiscal 2002, loss from discontinued operations was $1,008 million, or $0.62 per share.

Fiscal year ended September 30, 2002 compared to fiscal year ended September 30, 2001

The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Year Ended September 30,		Change
	2002	2001	$	%
	(dollars in millions)
Operating Segment:
Client Systems	$1,259	$1,406	$(147)	(10)%
Infrastructure Systems	664	1,480	(816)	(55)
Total Revenue	$1,923	$2,886	$(963)	(33)%

Revenue.    Revenue decreased 33%, or $963 million, to $1,923 million in fiscal 2002 from $2,886 million in fiscal 2001 due primarily to volume decreases. The decrease of $147 million within the Client segment was driven by price erosion across the entire segment, particularly in the wireless local area networking market, and volume decreases across the majority of the segment, except for the hard disk drive market which experienced substantial volume growth. The decrease of $816 million within the Infrastructure segment was due to depressed market conditions and reduced expenditures by communication service providers and communication equipment manufacturers, which drove volume decreases across the entire segment.

Costs and gross margin.    Costs decreased 27%, or $542 million, to $1,429 million in fiscal 2002 from $1,971 million in fiscal 2001. Gross margin decreased to 25.7% in fiscal 2002 from 31.7% in fiscal 2001, a decrease of 6.0 percentage points. Gross margin for the Client segment increased to 29.3% in fiscal 2002 from 24.7% in fiscal 2001. This increase was primarily due to improved manufacturing capacity utilization as a result of actions taken under our restructuring and cost saving initiatives and lower inventory provisions of $22 million, partially offset by the effects of product price reductions. Gross margin for the Infrastructure segment decreased to 18.8% in fiscal 2002 from 38.4% in fiscal 2001. The decrease was due to excess manufacturing capacity as a result of the decline in sales volume, which was partially offset by lower inventory provisions of $30 million.

Selling, general and administrative.    Selling, general and administrative expenses decreased 38%, or $197 million, from $523 million in fiscal 2001 to $326 million in fiscal 2002. The decrease was primarily due to reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives.

Research and development.    Research and development expenses decreased 23%, or $190 million, from $815 million in fiscal 2001 to $625 million in fiscal 2002. The decrease was primarily due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives.

Amortization of goodwill and other acquired intangibles.    Amortization expense decreased 55%, or $42 million, from $76 million in fiscal 2001 to $34 million in fiscal 2002. The decrease is principally due to an impairment of goodwill and other acquired intangibles of $267 million recognized in the second half of fiscal 2001. This impairment reduced our goodwill and other acquired intangibles and therefore, fiscal 2002 amortization.

Restructuring and other charges — net.    Net restructuring and other charges increased 3%, or $17 million, to $503 million in fiscal 2002 from $486 million in fiscal 2001. Net restructuring and related expenses increased 28%, or $109 million, to $496 million in fiscal 2002 from $387 million in the prior fiscal year. Expenses associated with the separation from Lucent decreased 93%, or $92 million, to $7 million in fiscal 2002 from $99 million in fiscal 2001, as the separation was mostly completed in fiscal 2001.

Impairment of goodwill and other acquired intangibles.    Prior to the adoption in fiscal 2003 of Statement 142, we reviewed our long-lived assets for impairment in accordance with Statement 121. Statement 121 required that a long-lived asset be assessed for impairment whenever events or changes in circumstances indicated the carrying amount of the asset may not be fully recoverable. We performed assessments because of weakening economic conditions and decreased current and expected future demand for products in the markets in which we operate. As a result of these assessments, we determined that an impairment of goodwill and other acquired intangibles existed related to certain of our acquisitions. During fiscal 2001, we recorded a charge of $267 million to reduce goodwill and other acquired intangibles, consisting of $240 million and $27 million related to Agere, Inc. and Enable Semiconductor Inc., respectively. There were no impairment charges for goodwill and other acquired intangibles related to continuing operations in fiscal 2002.

(Gain) loss on sale of operating assets — net.    (Gain) loss on sale of operating assets — net increased $301 million, to a gain of $299 million in fiscal 2002 from a loss of $2 million in fiscal 2001. The fiscal 2002 amount consists principally of a $243 million gain related to the sale of our field-programmable gate array business and a $58 million gain related to the sale of our wireless local area network equipment business.

Operating loss.    We reported an operating loss of $695 million for fiscal 2002 compared to an operating loss of $1,254 million for fiscal 2001. The improvement in operating loss is primarily attributable to expense reductions, gains on sale of operating assets and a reduction in the impairment of goodwill and other acquired intangibles, partially offset by a decrease in gross profit. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of goodwill and other acquired intangibles, restructuring and other charges —

net, the impairment of goodwill and other acquired intangibles, and (gain) loss on sale of operating assets — net, which is shown in the following table:

	Year Ended September 30,		Change
	2002	2001	$	%
	(dollars in millions)
Operating Segment: (1)
Client Systems	$(73)	$(187)	$114	61%
Infrastructure Systems	(384)	(236)	(148)	(63)
Total Operating Loss by Segment	$(457)	$(423)	$(34)	(8)%

(1)	A reconciliation of operating loss by segment to total operating loss is provided in Note 19 to our financial statements in Item 8.

Other income — net.    Other income — net increased 23% or $14 million to $76 million in fiscal 2002 from $62 million in fiscal 2001. The $76 million in fiscal 2002 was comprised primarily of $40 million of income from our equity investment in Silicon Manufacturing Partners Pte, Ltd., $30 million of interest income and $6 million of other miscellaneous income. The $62 million in fiscal 2001 was comprised primarily of $69 million of interest income and $42 million of income from our equity investment, partially offset by $22 million for impairments of non-consolidated investments, $14 million of foreign exchange losses and $13 million of other miscellaneous losses.

Interest expense.    Interest expense decreased 20%, or $30 million, from $151 million in fiscal 2001 to $121 million in fiscal 2002. During fiscal 2002, our interest expense was principally related to our credit facility, which we significantly reduced throughout the year and fully repaid by the end of the fiscal year and the convertible notes we issued in June of 2002. During fiscal 2001, our interest expense primarily reflects four months of allocations from Lucent and interest on the $2,500 million credit facility we assumed from Lucent in April 2001.

Provision for income taxes.    For fiscal 2002, we recorded a provision for income taxes of $63 million on a pre-tax loss from continuing operations of $740 million, yielding an effective tax rate of (8.5)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance of $259 million against U.S. net deferred tax assets and the tax effect of non-U.S. operations. For fiscal 2001, we recorded a provision for income taxes of $111 million on a pre-tax loss from continuing operations of $1,343 million, yielding an effective tax rate of (8.3)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance of $412 million against U.S. net deferred tax assets and the tax effect of non-U.S. operations.

Income (loss) from discontinued operations.    For fiscal 2002, loss from discontinued operations was $1,008 million, or $0.62 per share, and included $475 million of restructuring charges and a $220 million impairment for goodwill and other acquired intangibles. For fiscal 2001, loss from discontinued operations was $3,158 million, or $2.37 per share, and included a $2,495 million impairment for goodwill and other acquired intangibles.

Liquidity and Capital Resources

On September 30, 2003, our cash in excess of short-term debt was $549 million, which reflects $744 million in cash and cash equivalents less $154 million of borrowings under our accounts receivable securitization facility, $34 million from the current portion of our capitalized lease obligations and $7 million from the current portion of our installment note. In addition, we have $21 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. On September 30, 2003, our long-term debt was $451 million, which consists of $410 million of convertible subordinated notes due December 15, 2009, $31 million from the non-current portion of our capitalized lease obligations and $10 million from the non-current portion of our installment note.

Net cash used in operating activities from continuing operations was $23 million in fiscal 2003 compared with $428 million in fiscal 2002. This improvement in cash used in operating activities reflects the impact of our steps to reduce our cost structure, including restructuring and consolidation actions, and the streamlining of our product portfolio. Net cash used in operating activities from discontinued operations was $86 million in fiscal 2003 compared with $232 million in fiscal 2002.

Net cash used in operating activities from continuing operations was $428 million in fiscal 2002 compared with net cash provided by operating activities of $228 million in fiscal 2001. Although cash used for costs and operating expenses decreased in fiscal 2002 when compared to fiscal 2001, this was more than offset by lower revenues in fiscal 2002 when compared to fiscal 2001. Net cash used in operating activities from discontinued

operations was $232 million in fiscal 2002 compared with net cash provided by discontinued operations of $41 million in fiscal 2001.

Investing activities used net cash of $11 million in fiscal 2003 compared to net cash provided of $368 million in fiscal 2002, and net cash used of $723 million in fiscal 2001. The decrease in cash flow from investing activities in fiscal 2003 versus fiscal 2002 is primarily due to lower proceeds from the disposition of businesses and sales of assets. In fiscal 2003, we received $64 million from the sale of our optoelectronic components business and $38 million from the sale of property, plant and equipment. In fiscal 2002, we received $382 million from the sale of the field-programmable gate array, wireless local area networking equipment and analog line card businesses, $142 million from the sale of property, plant and equipment and $55 million from the sale of investments. In addition, capital expenditures decreased by $79 million to $116 million in fiscal 2003 from $195 million in fiscal 2002. Prior to fiscal 2002, capital expenditures had historically been the primary component of our investing activities and were $723 million in fiscal 2001. However, in response to adverse market conditions that began in fiscal 2001, we significantly reduced our capital expenditures and we expect them to continue at current levels.

Financing activities used net cash of $28 million and $1,970 million in fiscal 2003 and 2002, respectively, and provided net cash of $3,607 million in fiscal 2001. The fiscal 2003 use of cash primarily reflects the repayment of $65 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $9 million under our accounts receivable securitization facility, partially offset by borrowings of $20 million under an installment note and proceeds of $26 million from the issuance of common stock. The fiscal 2002 use of cash includes the repayment of $2,500 million under our credit facility, partially offset by $396 million of net proceeds from the issuance of convertible subordinated notes and $163 million of net short-term borrowings under our accounts receivable securitization facility. The fiscal 2001 proceeds primarily reflect $3,448 million of net cash proceeds from the sale of our common stock in our initial public offering. Prior to our initial public offering, we relied on Lucent to provide financing for our operations.

We have entered into a securitization transaction with certain financial institutions, pursuant to which the financial institutions agreed to make loans secured by certain of our accounts receivable. The financial institutions have commitments under the related loan agreement of up to $200 million; however, the amount that can be borrowed at any time depends on the amount and nature of our accounts receivable. The loan agreement expires on October 1, 2004. As of September 30, 2003, $154 million was outstanding under this agreement. See Note 7 to our financial statements in Item 8 for a description of the structure of the transaction and additional details.

The majority of our accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of September 30, 2003, $228 million of gross receivables was pledged as security for the outstanding loans. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. In addition, we pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of November 5, 2003, our credit ratings were BB- from Standard & Poor’s and B1 from Moody’s, both with a stable outlook.

The loan agreement has a financial covenant which requires us to achieve a minimum level of earnings before interest, taxes, and depreciation and amortization each quarter. A violation of this covenant will end our ability to obtain further loans under the agreement, but will not accelerate payment or require an immediate cash outlay to cover amounts previously loaned under the accounts receivable securitization.

On June 19, 2002, we issued $410 million of 6.5% Convertible Subordinated Notes due December 15, 2009 and received net proceeds of $396 million. Interest on the notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. Investors can convert the notes into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in our company, we may be required to repurchase the notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

We have pension plans covering substantially all U.S. employees hired prior to July 1, 2003. The funding requirements related to our pension plans are dependent on many factors, including actuarial assumptions and the actual performance of our plan assets. On March 14, 2003, we voluntarily contributed 18,750,000 shares of our Class A common stock to our pension plan for represented employees. The value of the stock at the time of the contribution was $30 million. We do not expect that we will be required to make any contributions to our pension plans in fiscal 2004.

Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of September 30, 2003, with the exception of the accounts receivable securitization, which has been adjusted to reflect the extended maturity of that facility to October 1, 2004.

	Fiscal Years
	Total	2004	2005 and 2006	2007 and 2008	2009 and Later
	(dollars in millions)
Contractual obligations:
Convertible subordinated notes	$410	$—	$—	$—	$410
Accounts receivable securitization	154	—	154	—	—
Installment note	17	7	10	—	—
Capital leases	76	42	34	—	—
Operating leases	204	79	53	31	41
Purchase obligations (1)	182	78	91	13	—
Other long-term liabilities (2)	10	—	10	—	—
Total	$1,053	$206	$352	$44	$451

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to software licenses and services, wafer production and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

(2)	Other long-term liabilities consist of miscellaneous taxes.

Our material contractual obligations also include a commitment with Silicon Manufacturing Partners Pte, Ltd., or SMP, a joint venture with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase our commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated after February 2008 by either party upon two years’ written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency of either party. Based on forecasted demand, we believe it is unlikely that we would have to pay any significant amounts for underutilization in the near future. However, if our purchases under this agreement are less than anticipated, our cash obligation to SMP may be significant.

Recent Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation 45 is principally a clarification and elaboration of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” under which companies were required to recognize a liability for guarantees only when it became likely that the company would have to honor its guarantee. Interpretation 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed under the guarantee, even if it is not probable that payments will be required under that guarantee. The initial recognition and measurement provisions of Interpretation

45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Previous accounting for guarantees issued prior to application of Interpretation 45 will not need to be revised or restated. The disclosure requirements in Interpretation 45 are effective for annual and interim periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have an impact on our financial condition or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. We early adopted the interim period disclosure provisions of Statement 148 beginning with the first quarter of fiscal 2003 and adopted the annual disclosure requirements effective with the fiscal year ended September 30, 2003. The adoption of Statement 148 had no effect on our financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. Interpretation 46 is effective for all new variable interest entities acquired or created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of Interpretation 46 were required to be applied to the first interim or annual period beginning after June 15, 2003. That effective date was subsequently deferred until the first interim or annual period ending after December 15, 2003. We early adopted Interpretation 46 and this adoption had no effect on our financial condition or results of operations since we currently do not have any financial interests in variable interest entities.

Environmental, Health and Safety Matters

We are subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are also subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by us, or at sites where we may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. We are a potentially responsible party at a number of Superfund sites and sites otherwise requiring cleanup action. Specifically, we have liabilities for costs associated with five Superfund sites and two facilities formerly owned by Lucent.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in our financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although we believe that our reserves are adequate, including those covering our potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on our financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of September 30, 2003, cannot be estimated.

Legal Proceedings

On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed six of our patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and are seeking monetary damages for Intersil’s infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, we filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional patents — three covering semiconductor processing and one covering integrated circuits for wireless networking. We are seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. We believe that Intersil’s claims are without merit.

On October 30, 2002, Choice-Intersil Microsystems, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil’s motion for a preliminary injunction and holding that we had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. We believe that Choice-Intersil’s claims are without merit.

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

On August 28, 2003, GlobespanVirata, Inc. acquired Intersil’s wireless networking product group.

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

Joint ventures and other third parties manufacture some of our products for us. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

We currently manufacture our integrated circuits through a combination of internal capability, joint ventures and external sourcing with contract manufacturers. The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to rely on third-party contract manufacturers to make integrated circuits for us using any manufacturing processes that we do not currently use internally. In fiscal 2003, approximately 46% of our revenue was derived from integrated circuits manufactured at joint ventures or through other external sourcing arrangements, and we expect this percentage to increase over time. To the extent we rely on joint ventures and third-party manufacturing relationships, we face the following risks:

•	That they may not be able to develop manufacturing methods appropriate for our products;

•	That manufacturing costs will be higher than planned;

•	That reliability of our products will decline;

•	That they may be unwilling to devote adequate capacity to produce our products;

•	That they may not be able to maintain continuing relationships with our suppliers; and

•	That we may have reduced control over delivery schedules and costs of our products.

If any of these risks were to be realized, we could experience an interruption in supply or an increase in costs, which could adversely affect our results of operations.

We have recently reduced our owned manufacturing capacity. In the event of an increase in demand, failure to increase our manufacturing volumes or obtain capabilities from third parties may result in our not being able to meet customer demand for our products, which could hurt our relationships with our customers and result in our recording lower revenues than would be the case if we had greater manufacturing capacity.

A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

A widespread outbreak of an illness could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of SARS. As a result of outbreaks such as these, businesses can be shut down temporarily and individuals can become ill or quarantined.

We have manufacturing and back-office operations in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of SARS have occurred. If our operations are curtailed because of SARS or other health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would adversely affect our results of operations. In addition, a curtailment of our design operations could result in delays in the development of new products. If our customers’ businesses are affected by SARS, they might delay or reduce purchases from us, which could adversely affect our results of operations.

Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

We expect to derive most of our revenue from the sale of integrated circuits. Because the integrated circuits market segment is highly cyclical, we may experience declines in our revenue that are primarily related to industry conditions and not our products. This industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions.

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

Our products are highly complex and may contain undetected defects, errors or failures. These products can only be fully tested when deployed in commercial applications and other equipment. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

•	Cancellation of orders;

•	Product returns, repairs or replacements;

•	Diversion of our resources;

•	Legal actions by our customers or our customers’ end-users;

•	Increased insurance costs; and

•	Other losses to us or to our customers or end-users.

Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our results of operations. We have from time to time experienced defects and expect to experience defects in the future. Because the trend in our industry is moving toward even more complex products in the future, this risk will intensify over time and may result in increased expenses.

Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

Our customer base is highly concentrated. Our top 10 end-customers accounted for approximately 60% of our revenue in fiscal 2003. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because our strategy has generally been to develop long-term relationships with a few key customers in the product areas in which we focus and we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line.

The demand for components in the communications equipment industry has declined in recent years, and we cannot predict the duration or extent of this decline. Our revenue will depend in part on demand for these types of components.

We derive, and expect to continue to derive, a significant portion of our revenue from the sale of integrated circuits used in communications networks. Communications equipment makers are purchasing significantly less components for their products, including the components we sell, than they did before 2001. If demand for these components declines further, our results of operations may be adversely affected.

We are expanding, and may seek in the future to expand, into new areas, and if we are not successful, our results of operations may be adversely affected.

We are currently developing products in new areas, including wireless communications infrastructure, high-speed networking and consumer electronics. We may seek to expand into additional areas in the future. We may expand through internal development efforts, through acquisitions of companies or technologies, or a combination of these methods.

Our efforts may not result in sales that are sufficient for us to recoup our investment, and we may experience higher costs than we anticipated. For example, we may not be able to manufacture our product at a competitive cost, may need to rely on new suppliers or may find that the development efforts are more costly or timing consuming than we had anticipated. Our products may support protocols that are not widely adopted. Where we choose to develop capabilities by acquiring another company, we may not be able to integrate the other company successfully into our operations, which may mean that we have difficulty retaining employees from the acquired company or integrating its technology into our products. We may have difficulties entering markets where competitors have strong market positions.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in many areas of our business as well as in retaining employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

We generally sell products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations. If a customer cancels or defers product shipments, we may incur unanticipated reductions or delays in our revenue. If a customer refuses to accept shipped products or does not pay for these products in a timely manner, we could incur significant charges against our income, which could materially and adversely affect our results of operations.

If we do not achieve adequate manufacturing utilization, yields, volumes or sufficient product reliability, our gross margins will be reduced.

Because the manufacturing costs at our owned and joint venture manufacturing facilities are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. If we do not experience adequate utilization of our manufacturing facilities, our results of operations may be adversely affected. Lower than expected manufacturing yields could adversely affect our results of operations and delay product shipments.

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

The revenue we generate from the licensing of our intellectual property has a higher gross margin compared to the revenue we generate from the sale of our integrated circuits products. Although we have derived less than 7% of our total revenue in recent years from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from the sale of our integrated circuits products.

If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our results of operations may be adversely affected.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, until they qualify the manufacturing line for the product. We may not always be able to satisfy the qualifications. Delays in qualification may cause a customer to discontinue use of our products and result in a significant loss of revenue.

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

In fiscal 2003, we derived approximately 80% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on non-U.S. suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing outside the United States. Operations outside the United States are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

•	Our brand may not be locally recognized, which may cause us to spend significant amounts of time and money to build a brand identity;

•	Unexpected changes in regulatory requirements;

•	Inadequate protection of intellectual property in some countries outside of the United States;

•	Currency exchange rate fluctuations;

•	International trade disputes;

•	Political and economic instability; and

•	Disruptions in international air transport systems.

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

We are subject to a variety of laws relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. Any failure by us to comply with present and future environmental, health and safety requirements could subject us to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. If additional contaminants are discovered or additional cleanup obligations imposed at these or other sites, we could be adversely affected.

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

We believe that financing has at times been difficult to obtain for companies in our industry and if we need additional cash to fund our operations or to finance future strategic initiatives, we may not be able to obtain it on acceptable terms or at all.

We believe that lenders have at times been less willing to extend credit to companies in the telecommunications and semiconductor industries, making debt financing difficult to obtain. As described below under “Risks Related to Our Separation from Lucent Technologies—we are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences,” in connection with our spin-off from Lucent Technologies, we are restricted in our ability to issue stock in order to raise capital.

If we are not able to obtain sufficient funds on acceptable terms, we may not have sufficient funds to take advantage of market opportunities or to finance future strategic initiatives.

Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

The Class B common stock has greater voting power per share for the election and removal of directors than the Class A common stock, and, as a result, some investors may prefer the Class B common stock as a means of investing in our company. The greater potential voting power may cause the Class B common stock to trade at a higher market price than the Class A common stock. On the other hand, the Class A common stock has historically had a higher daily trading volume than the Class B common stock. As a result, the Class A common stock may be more liquid than the Class B common stock and more attractive to investors, which may cause the price of the Class A common stock to be higher than the price of the Class B common stock.

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

The emergence of markets for our integrated circuits is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to our customers and reduce our sales. Also, competing standards may emerge that are preferred by our customers, which could reduce our sales and require us to make significant expenditures to develop new products. To the extent that we are not able to effectively and expeditiously adapt to new standards, our business will suffer.

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

Risks Related to Our Separation From Lucent Technologies

We are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences.

In June 2002, Lucent Technologies completed our spin-off by distributing to its stockholders all of our common stock it then owned. Under Section 355(e) of the Internal Revenue Code, Lucent will recognize a taxable gain on that distribution if there are one or more acquisitions of our stock representing 50% or more of our stock (by vote or value) and the stock acquisitions are part of a plan or series of related transactions that includes the spin-off. Any shares of our stock acquired within two years before or after the spin-off are presumed to be part of such a plan unless we can rebut that presumption. If an issuance of our stock causes the distribution to be taxable to Lucent under Section 355(e), we would be required to indemnify Lucent against that tax under our tax sharing agreement with Lucent.

The shares of our Class A common stock issued in our initial public offering are considered to be part of a plan that includes the spin-off, and the shares of our Class A common stock that may be issued upon the conversion of our 6.5% convertible subordinated notes may also be considered to be part of a plan that includes the spin-off. Assuming that all of the convertible notes were converted, approximately 45% of our outstanding shares may be treated as acquired as part of such a plan.

Treasury Regulations issued in April 2002 provide safe harbors that may be used to rebut the presumption that shares issued less than two years after the spin-off are part of a plan that includes the spin-off. However, the application of the safe harbors is not clear in many respects, and they might not be available to us for future share issuances. As a result, Section 355(e) limits our ability to issue shares to raise capital for at least two years after the spin-off. However, the safe harbors in these new Treasury Regulations generally provide that issuances of our stock pursuant to ordinary course employee compensation arrangements (such as employee stock purchase plans) will not be treated as acquisitions of our stock pursuant to a plan that includes the spin-off.

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

In late 2000, Lucent brought to the attention of the staff of the U.S. Securities and Exchange Commission matters relating to its recognition of revenue. Although Lucent has informed us that it has no reason to believe that the investigation by the Division of Enforcement of the Securities and Exchange Commission into these matters concerns our business and we are not aware of any reason why the investigation would affect us, it is possible that the results of the investigation may have an impact on us. Although the investigation could result in no action being taken by the Securities and Exchange Commission, if an action were taken and the investigation were found to concern our business, the action could result in monetary fines or changes in some of our financial and other practices and procedures that we are unable to foresee at this time. In February 2003, Lucent announced that it had reached a tentative settlement with the Securities and Exchange Commission regarding these revenue recognition issues. To date, we believe that a final settlement agreement has not been executed, and there can be no assurances that a final settlement will be reached.

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

We may use foreign currency forward contracts to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and services. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2003, no foreign currency forward contracts were outstanding.

While we hedge certain foreign currency transactions, any decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

As of September 30, 2003, we had $154 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may from time to time enter into interest rate swap agreements. We had no interest rate swap agreements in effect during fiscal 2003 or fiscal 2002. As of September 30, 2003, a variation of 100 basis points in the interest rate charged on the short-term debt would result in a change of approximately $2 million in annual interest expense.

As of September 30, 2003, we had outstanding $410 million of fixed rate long-term convertible notes. Interest rate changes and changes in the value of our Class A common stock would likely result in changes in the market value of these notes. The fair value of these notes was $537 million at September 30, 2003. We perform a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 150 basis point shift in interest rates, while keeping the price of our Class A common stock constant. At September 30, 2003, assuming a 150 basis point increase in interest rates, the fair value of the notes would decrease by $8 million. Conversely, a 150 basis point decrease in interest rates at September 30, 2003, would increase the fair value of the notes by $10 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our Class A common stock, while keeping the interest rate constant. At September 30, 2003, assuming a 10% increase in the price of our Class A common stock, the fair value of the notes would increase by $34 million. Conversely, a 10% decrease in the price of our Class A common stock would result in the fair value of the notes decreasing by $33 million.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated and Combined Financial Statements:

Report of Independent Auditors	33
Consolidated and Combined Statements of Operations for the years ended September 30, 2003, 2002 and 2001	34
Consolidated Balance Sheets as of September 30, 2003 and 2002	35
Consolidated and Combined Statements of Changes in Stockholders’ Equity/Invested Equity and Total Comprehensive Loss for the years ended September 30, 2003, 2002 and 2001	36
Consolidated and Combined Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	37
Notes to Consolidated and Combined Financial Statements	38
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002 and 2001	68

Report of Independent Auditors

To the Board of Directors and
Stockholders of Agere Systems Inc.:

In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to its separation from Lucent Technologies Inc. (“Lucent”) on February 1, 2001 the Company was comprised of businesses which were integrated with the businesses of Lucent; consequently, as indicated in Note 1, the financial statement amounts prior to this date have been derived from the consolidated financial statements and accounting records of Lucent, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relied on Lucent and its other businesses for administrative, management, research and other services. Accordingly, the financial statements for the year ended September 30, 2001, do not necessarily reflect the results of operations and cash flows of the Company had it been a stand-alone company.

As discussed in Notes 3, 5 and 17 to the consolidated and combined financial statements, the Company has changed certain of its accounting methods as required upon the adoption of promulgated accounting principles.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
October 28, 2003

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions except per share amounts)

	Year Ended September 30,
	2003	2002	2001
REVENUE	$1,839	$1,923	$2,886
COSTS	1,260	1,429	1,971
GROSS PROFIT	579	494	915
OPERATING EXPENSES:
Selling, general and administrative	294	326	523
Research and development	467	625	815
Amortization of goodwill and other acquired intangibles	8	34	76
Restructuring and other charges — net	131	503	486
(Gain) loss on sale of operating assets — net	(21)	(299)	2
Impairment of goodwill and other acquired intangibles	—	—	267
TOTAL OPERATING EXPENSES	879	1,189	2,169
OPERATING LOSS	(300)	(695)	(1,254)
Other income — net	22	76	62
Interest expense	47	121	151
Loss from continuing operations before provision for income taxes	(325)	(740)	(1,343)
Provision for income taxes	46	63	111
Loss from continuing operations	(371)	(803)	(1,454)

Discontinued operations:
Income (loss) from operations of discontinued business (net of taxes)	8	(1,008)	(3,158)
Gain on disposal of discontinued business (net of taxes)	30	—	—
Income (loss) from discontinued operations	38	(1,008)	(3,158)

Loss before cumulative effect of accounting change	(333)	(1,811)	(4,612)
Cumulative effect of accounting change (net of benefit for income taxes of $0 and $2 for the years ended September 30, 2003 and 2001, respectively)	(5)	—	(4)
NET LOSS	$(338)	$(1,811)	$(4,616)
Basic and diluted income (loss) per share information:
Loss from continuing operations	$(0.22)	$(0.49)	$(1.09)
Income (loss) from discontinued operations	0.02	(0.62)	(2.37)
Loss before cumulative effect of accounting change	(0.20)	(1.11)	(3.46)
Cumulative effect of accounting change	—	—	—
Net loss	$(0.20)	$(1.11)	$(3.46)
Weighted average shares outstanding — basic and diluted (in millions)	1,667	1,637	1,334

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,
	2003	2002
ASSETS
Cash and cash equivalents	$744	$891
Cash held in trust	21	16
Trade receivables, less allowances of $6 and $9 at September 30, 2003 and 2002, respectively	265	256
Inventories	122	190
Other current assets	52	103
TOTAL CURRENT ASSETS	1,204	1,456
Property, plant and equipment — net	778	1,028
Goodwill	109	83
Other acquired intangibles — net of accumulated amortization	13	18
Other assets	284	279
TOTAL ASSETS	$2,388	$2,864
LIABILITIES
Accounts payable	$245	$269
Payroll and related benefits	109	111
Short-term debt	195	197
Income taxes payable	328	325
Restructuring reserve	47	162
Other current liabilities	98	173
TOTAL CURRENT LIABILITIES	1,022	1,237
Pension and postretirement benefits	288	267
Long-term debt	451	486
Other liabilities	116	142
TOTAL LIABILITIES	1,877	2,132
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 785,090,755 shares issued and outstanding as of September 30, 2003, after deducting 4,281 shares in treasury and 734,785,226 shares issued and outstanding as of September 30, 2002, after deducting 4,248 shares in treasury	8	7
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of September 30, 2003, after deducting 105,112 shares in treasury and 907,995,677 shares issued and outstanding as of September 30, 2002, after deducting 104,323 shares in treasury	9	9
Additional paid-in capital	7,337	7,243
Accumulated deficit	(6,691)	(6,353)
Accumulated other comprehensive loss	(152)	(174)
TOTAL STOCKHOLDERS’ EQUITY	511	732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,388	$2,864

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/INVESTED EQUITY AND
TOTAL COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended September 30,
	2003	2002	2001
CLASS A COMMON STOCK
Beginning balance	$7	$7	$—
Issuance of Class A common stock	1	—	6
Conversion of Class B to Class A common stock	—	—	1
Ending balance	8	7	7
CLASS B COMMON STOCK
Beginning balance	9	9	10
Conversion of Class B to Class A common stock	—	—	(1)
Ending balance	9	9	9
OWNER’S NET INVESTMENT
Beginning balance	—	—	5,823
Net loss prior to February 1, 2001	—	—	(74)
Transfers to Lucent Technologies Inc.	—	—	(1,405)
Transfers from Lucent Technologies Inc.	—	—	1,501
Transfer to additional paid-in capital	—	—	(5,845)
Ending balance	—	—	—
ADDITIONAL PAID-IN CAPITAL
Beginning balance	7,243	6,996	—
Transfer from owner’s net investment	—	—	5,845
Transfers to Lucent Technologies Inc.	—	127	(1,604)
Transfers from Lucent Technologies Inc.	—	100	1,813
Debt transferred from Lucent Technologies Inc.	—	—	(2,500)
Issuance of common stock — Massana Limited acquisition	26	—	—
Issuance of common stock — pension plan	30	—	—
Issuance of common stock — net of expense	24	11	3,442
Equity-based compensation	14	9	—
Ending balance	7,337	7,243	6,996
ACCUMULATED DEFICIT
Beginning balance	(6,353)	(4,542)	—
Net loss	(338)	(1,811)
Net loss from February 1, 2001	—	—	(4,542)
Ending balance	(6,691)	(6,353)	(4,542)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(174)	(9)	(52)
Minimum pension liability adjustment	18	(170)	—
Foreign currency translations	—	(3)	26
Reclassification adjustment for realized foreign currency translation losses	—	35	—
Unrealized gain (loss) on cash flow hedges	4	3	(13)
Unrealized holding gains	—	—	30
Reclassification adjustment for realized holding gains	—	(30)	—
Ending balance	(152)	(174)	(9)
TOTAL STOCKHOLDERS’ EQUITY/INVESTED EQUITY	$511	$732	$2,461
TOTAL COMPREHENSIVE LOSS
Net loss	$(338)	$(1,811)	$(4,616)
Other comprehensive income (loss)	22	(165)	43
TOTAL COMPREHENSIVE LOSS	$(316)	$(1,976)	$(4,573)

See Notes to Consolidated and Combined Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended September 30,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(338)	$(1,811)	$(4,616)
Less: Income (loss) from discontinued operations	38	(1,008)	(3,158)
Cumulative effect of accounting change	(5)	—	(4)
Loss from continuing operations	(371)	(803)	(1,454)
Adjustments to reconcile loss from continuing operations to net cash (used) provided by operating activities from continuing operations, net of effects for acquisitions of businesses:
Restructuring expense — net of cash payments	12	346	322
Provision for inventory write-downs	—	31	83
Depreciation and amortization	329	412	468
(Benefit) provision for uncollectibles	—	(4)	9
Provision for deferred income taxes	17	40	42
Impairment of non-consolidated investments	—	4	22
Impairment of goodwill and other acquired intangibles	—	—	267
Equity earnings from investments	(13)	(40)	(42)
Gain on sales of investments	—	(3)	—
Gain on disposition of businesses	(16)	(301)	—
Amortization of debt issuance costs	2	46	29
(Increase) decrease in receivables	(18)	73	343
Decrease (increase) in inventories	43	(1)	(14)
(Decrease) increase in accounts payable	(4)	(81)	195
Increase (decrease) in payroll and benefit liabilities	26	(18)	(30)
Changes in other operating assets and liabilities	(27)	(105)	(24)
Other adjustments for non-cash items — net	(3)	(24)	12
Net cash (used) provided by operating activities from continuing operations	(23)	(428)	228
Net cash (used) provided by operating activities from discontinued operations	(86)	(232)	41
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(109)	(660)	269
INVESTING ACTIVITIES
Capital expenditures	(116)	(195)	(723)
Proceeds from the sale or disposal of property, plant and equipment	38	142	2
Sales of investments	9	55	—
Net proceeds from disposition of businesses	64	382	—
Acquisitions of businesses — net of cash acquired	(1)	—	(1)
Cash designated as held in trust	(5)	(16)	—
Other investing activities — net	—	—	(1)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(11)	368	(723)
FINANCING ACTIVITIES
Transfers from Lucent Technologies Inc.	—	—	171
Payment of credit facility fees	—	(21)	—
Proceeds from the issuance of long-term debt — net of expenses	20	396	—
Net (repayments) proceeds from short-term debt	(9)	163	—
Principal repayments of credit facility	—	(2,500)	—
Principal repayments on long-term debt	(65)	(19)	(12)
Proceeds from issuance of stock — net of expense	26	11	3,448
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(28)	(1,970)	3,607
Effect of exchange rate changes on cash	1	1	(1)
Net (decrease) increase in cash and cash equivalents	(147)	(2,261)	3,152
Cash and cash equivalents at beginning of year	891	3,152	—
Cash and cash equivalents at end of year	$744	$891	$3,152

See Notes to Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars in millions except per share amounts)

1.    Background and Basis of Presentation

Background

Agere Systems Inc. (the “Company” or “Agere”) provides integrated circuit solutions for applications such as high-density storage, multiservice networking, wireless data and personal computer connectivity and its customers include manufacturers of hard-disk drives, high speed communications systems, personal computers and mobile phones.

Agere was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. (“Lucent”) on August 1, 2000 and on that date 1,000 shares of common stock were issued, authorized and outstanding. On February 1, 2001, Lucent transferred to Agere substantially all of the assets and liabilities related to the Company’s business (the “Separation”) other than pension and postretirement assets and liabilities, which were transferred in June of 2002. On March 14, 2001, the Company changed and reclassified its 1,000 outstanding shares of common stock into 1,035,100,000 shares of Class B common stock (the “Recapitalization”). On April 2, 2001, the Company issued 600,000,000 shares of Class A common stock in an initial public offering (the “IPO”) for $6 per share less underwriting discounts and commissions of $0.23 per share. In addition, on April 2, 2001, the Company assumed from Lucent $2,500 of short-term debt. On April 4, 2001, Lucent converted 90,000,000 shares of Class B common stock into Class A common stock and exchanged those shares for outstanding Lucent debt with Morgan Stanley pursuant to the overallotment option granted in connection with the IPO. On May 1, 2001, Lucent elected to convert 37,000,000 of its shares in the Company from Class B common stock to Class A common stock. On June 1, 2002, Lucent distributed all of the Agere common stock it then owned to its stockholders (the “Distribution”). Prior to June 1, 2002, Agere was a majority-owned subsidiary of Lucent.

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

Basis of Presentation

The consolidated and combined financial statements include amounts prior to February 1, 2001 that have been derived from the consolidated financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities transferred to the Company. Management believes the assumptions underlying the consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements that were derived from Lucent’s financial records may not necessarily reflect the Company’s results of operations and cash flows had the Company been a stand-alone company. Because a direct ownership relationship did not exist among all the various units comprising the Company, Lucent’s net investment in the Company is shown in lieu of stockholders’ equity in the combined financial statements prior to the Separation. On February 1, 2001, following the Separation, the Company began accumulating retained earnings (losses). The consolidated and combined financial statements include allocations of certain Lucent expenses, assets and liabilities, including the items described below.

Prior to February 1, 2001, general corporate expenses were allocated from Lucent based on revenue. These allocations are reflected in the selling, general and administrative, costs and research and development line items in the consolidated and combined statements of operations. The general corporate expense allocations were primarily for cash management, legal, accounting, tax, insurance, public relations, advertising, human resources and data services. These allocations amounted to $60 for fiscal 2001. Management believes these costs are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

Prior to February 1, 2001, research and development expenses included an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent’s Bell Laboratories. This allocation was based on the number of individuals conducting basic research who were transferred from Lucent’s Bell Laboratories to the Company as part of the Separation. This allocation amounted to $23 for fiscal 2001. Management believes these costs are a reasonable representation of the costs that would have been incurred if the Company had performed this research as a stand-alone company.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Prior to February 1, 2001, interest expense was allocated from Lucent as Lucent provided financing to the Company and incurred debt at the parent level. This allocation was based on the ratio of the Company’s net assets, excluding debt, to Lucent’s total net assets, excluding debt. The allocation amounted to $32 for fiscal 2001. Interest expense also includes interest expense related to the Company’s capitalized lease obligations.

Prior to the IPO, the Company’s income taxes were calculated on a separate tax return basis. This reflects Lucent’s tax strategies and is not necessarily reflective of the tax strategies that the Company would have followed or follows as a stand-alone company.

During fiscal 2003, the Company sold its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The consolidated and combined financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. See Note 4 “Discontinued Operations.”

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

Revenue Recognition

Revenue is derived from sales of products and licensing of intellectual property. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have been transferred, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company recognizes revenue from product sales to distributors when the distributor sells the product to the end customer. Revenue from licensing intellectual property is recognized over the license term if the license grants a right to use patents and technology developed in the future. If the license does not grant a right to use patents and technology developed in the future, licensing revenue is recognized at the beginning of the license term if the collection of the resulting receivable is reasonably assured.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Loss Per Share

Basic and diluted loss per common share for all periods following the IPO is calculated by dividing net loss by the weighted average number of outstanding common shares. Due to the Company’s net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted loss per share calculation due to its anti-dilutive effect. Prior to the IPO, basic and diluted loss per common share is calculated by dividing net loss by 1,035,100,000, which is the number of shares issued to Lucent on August 1, 2000, as retroactively adjusted for the Recapitalization.

Other Comprehensive Income (Loss)

Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated and combined statements of operations and are recorded directly into a separate section of stockholders’ equity/invested equity on the consolidated balance sheets. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets consists of minimum pension liability adjustments, foreign currency translation adjustments and unrealized gains and losses on cash flow hedges and investment holdings.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the various asset classes. Equipment leases qualifying as capital leases are also included in property, plant and equipment.

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

Impairment of Property, Plant and Equipment

Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

indicates that there is an impairment, assets classified as held and used are written-down to fair value and assets classified as held for sale are written-down to fair value less cost to sell.

Internal Use Software

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Other Acquired Intangibles

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events and circumstances indicate an impairment may exist. Intangible assets with finite lives are amortized over their estimated useful lives. The Company does not have any indefinite lived intangible assets. See Note 6 “Impairment of Goodwill and Other Acquired Intangibles.”

Investments

Investments in marketable securities that are available for sale are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal year. Unrealized gains and losses related to these securities are excluded from earnings and are included as a separate component of other comprehensive income (loss) until such gains or losses are realized or such losses are determined to be other than temporary. Minority equity investments in non-publicly traded companies are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Reclassifications

In fiscal 2003, the Company refined its methodology for allocating shared information technology expenses to its operating segments and between costs, selling, general and administrative expenses, and research and development expenses. The Company believes that this methodology provides a better assignment of these expenses based on additional information about the components and underlying drivers which has been developed since the Separation. Historical amounts for all periods presented have been conformed to the current presentation. As a result of this change, $58 and $39 of expenses previously reflected in costs were reclassified to operating expenses for fiscal 2002 and 2001, respectively. Other prior year amounts have also been reclassified to conform to the fiscal 2003 presentation.

Stock Compensation Plans

At September 30, 2003, the Company had various stock-based compensation plans for employees and outside directors, which are described more fully in Note 14 “Stock Compensation Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Compensation expense recorded under APB No. 25, which uses the intrinsic value method, was $2, $3 and $4 for the years ended September 30, 2003, 2002 and 2001, respectively. If the Company had elected to adopt the optional fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), for its stock option plans and Employee Stock

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Purchase Plan (the “ESPP”), the net loss and net loss per share as reported would have increased to the pro forma amounts indicated below:

	Year Ended September 30,
	2003	2002	2001
NET LOSS:
As reported	$(338)	$(1,811)	$(4,616)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(136)	(197)	(214)
Pro forma (1)	$(474)	$(2,008)	$(4,830)
BASIC AND DILUTED LOSS PER SHARE:
As reported	$(0.20)	$(1.11)	$(3.46)
Pro forma (1)	$(0.28)	$(1.23)	$(3.62)

(1)	The pro forma amounts shown above include the compensation expense determined under the fair value method of all Agere stock options, including Lucent options that were converted to Agere options at the Distribution date. Also included is the compensation expense determined under the fair value method of the options embedded in the Agere shares under the ESPP.

Of the $136 of stock-based employee compensation expense determined under the fair value based method in fiscal 2003, $47 represents expense related to Lucent options that were converted at the Distribution date and $69 represents expense related to Agere options granted in fiscal 2001, the majority of which were granted at the time of the IPO.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2003	2002	2001
AGERE:
Dividend yield	0.00%	0.00%	0.00%
Volatility	95.0%	79.4%	66.8%
Risk-free interest rate	2.29%	3.59%	4.16%
Expected holding period (in years)	2.8	3.1	2.4

LUCENT:
Dividend yield	n/a	n/a	0.58%
Volatility	n/a	n/a	59.0%
Risk-free interest rate	n/a	n/a	5.0%
Expected holding period (in years)	n/a	n/a	3.0

n/a — not applicable

3.    Accounting Changes

Effective October 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002 resulted in capitalizing a net long-lived asset of $2, related to the restoration of leased facilities, recording an associated liability of $7 and a cumulative loss of $5. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

deferred tax assets. The pro forma effect of retroactive application of SFAS 143 for fiscal 2002 and 2001 would not change the net loss and loss per share, as reported.

Effective October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FAS 133” (“SFAS 138”). SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax increase in net loss of $4 (net of a tax benefit of $2). The increase in net loss is primarily due to derivatives not designated as hedging instruments. For fiscal 2003, 2002 and 2001, the change in fair market value of derivative instruments was recorded in other income — net and was not material.

4.    Discontinued Operations

On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The consolidated and combined financial statements have been reclassified for all periods presented to reflect this business as discontinued operations. The Company reflected this business as discontinued operations beginning in fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. The revenues, costs and expenses directly associated with this business have been reclassified as discontinued operations on the consolidated and combined statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Revenue recorded within income (loss) from operations of discontinued business was $60, $254 and $1,194 for fiscal 2003, 2002 and 2001, respectively. Income (loss) from operations of discontinued business before income taxes was income of $8 for fiscal 2003 and a loss of $1,007 and $3,164 for fiscal 2002 and 2001, respectively.

During the second quarter of fiscal 2003, the Company sold a substantial portion of its optoelectronic components business to TriQuint Semiconductor, Inc. (“TriQuint”) for $40 in cash. This transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders and micro electro-mechanical systems. As part of the sale, the Company’s facilities in Breinigsville, Pennsylvania and Matamoros, Mexico were transferred and approximately 340 of the Company’s employees joined TriQuint. The Company recognized a net gain of $11 from the sale, which is included in gain on disposal of discontinued business (net of taxes) for fiscal 2003.

During the second quarter of fiscal 2003, the Company sold the remainder of its optoelectronic components business, which provided cable television transmission systems, telecom access and satellite communications components, to EMCORE Corporation (“EMCORE”) for $25 in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale, approximately 210 of the Company’s employees joined EMCORE. The Company recognized a net gain of $19 from the sale, which is included in gain on disposal of discontinued business (net of taxes) for fiscal 2003.

5.    Restructuring and Other Charges — Net

Restructuring and Related Expenses

The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of the optoelectronic components business. Charges and credits related to continuing operations are included in restructuring and other charges — net, while charges and credits related to

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

discontinued operations are included in income (loss) from operations of discontinued business (net of taxes). The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

Effective October 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which applies to all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Company’s financial condition or results of operations.

Year Ended September 30, 2003

The following table sets forth the Company’s restructuring reserves as of September 30, 2003, and the activity affecting the reserve for fiscal 2003:

		Year Ended September 30, 2003
	September 30, 2002	Restructuring and Related		Non-Cash			September 30, 2003
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$60	$84	$(24)	$(62)	$17	$(64)	$11
Rationalization of manufacturing capacity and other charges	102	101	(46)	(57)	15	(79)	36
Total	$162	$185	$(70)	$(119)	$32	$(143)	$47
Continuing operations		$174	$(43)	$(117)	$21	$(119)
Discontinued operations		11	(27)	(2)	11	(24)
Total		$185	$(70)	$(119)	$32	$(143)

Workforce Reductions

The Company recorded restructuring charges of $84 relating to workforce reductions in fiscal 2003. Of the total workforce reduction charges, $62 represents non-cash charges that consist of the following: $25 for curtailment charges relating to an acceleration of the prior service cost of the Company’s qualified pension plans as employees are retiring earlier than actuarially anticipated, $14 for settlement charges of an unrecognized loss related to employees taking a lump sum distribution from the pension plans upon termination of employment, thereby eliminating any future pension obligation to those employees, $9 for increased charges to the postretirement medical liability as employees were eligible for retiree health benefits sooner than actuarially anticipated, and $14 for special retirement benefits to certain U.S. employees, including occupational employees covered under the terms of a collective bargaining agreement. The charges for fiscal 2003 also include $22 of cash charges, principally related to a workforce reduction of approximately 330 management employees.

The Company recorded restructuring credits relating to workforce reductions of $24 in fiscal 2003. These credits consist of $14 due to the reversal of charges associated with the employees that joined TriQuint and EMCORE, of which $7 are non-cash credits due to a decrease in special retirement benefits. The restructuring credits also include $10 for non-cash postemployment benefit adjustments principally associated with the closing of international facilities.

As announced on August 14, 2002, the Company expected to reduce its active workforce by a total of approximately 4,000 employees by the end of December 2003 as part of its plan to exit the optoelectronic components business and consolidate U.S. manufacturing operations into its Orlando, Florida facility. As of September 30, 2003, all severance and special retirement benefit costs associated with completing this workforce reduction have been recognized and approximately 100 employees remain to be taken off-roll.

Rationalization of Manufacturing Capacity and Other Charges

The Company recorded restructuring and related charges of $101 in fiscal 2003 relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. These charges consist of: $42 for asset impairments, including $11 associated with

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

the resizing of research and development and manufacturing operations at the Company’s Orlando facility; $19 for facility lease terminations, including non-cancelable facility leases; $15 for increased depreciation; $7 for contract terminations; and $18 for other related costs. Increased depreciation was recognized due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment.

The Company recorded restructuring and related credits of $46 in fiscal 2003, which consist of $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 related to asset decommissioning; $15 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions; $4 for the reversal of a facility lease termination reserve associated with a facility in Mexico that was transferred to TriQuint; and $10 principally for the reversal of reserves associated with actions deemed no longer necessary.

Restructuring Reserve Balances as of September 30, 2003

The Company anticipates that the majority of the $11 restructuring reserve as of September 30, 2003 relating to workforce reductions will be paid by December 31, 2003. The Company also anticipates that the restructuring reserve of $36 relating to the rationalization of manufacturing capacity and other charges as of September 30, 2003 will be paid as follows: the contract terminations of $7 will be paid $1 per quarter through the second quarter of fiscal 2005, facility lease terminations and facility restoration and other costs of $29 will be paid over the respective lease terms through 2010. The Company expects to fund these cash payments with cash on hand.

Year Ended September 30, 2002

The following table sets forth the Company’s restructuring reserves as of September 30, 2002 and the activity affecting the reserve for fiscal 2002:

		Year Ended September 30, 2002
	September 30, 2001	Restructuring and Related		Non-Cash			September 30, 2002
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$92	$402	$(39)	$(316)	$19	$(98)	$60
Rationalization of manufacturing capacity and other charges	79	696	(88)	(569)	69	(85)	102
Total	$171	$1,098	$(127)	$(885)	$88	$(183)	$162
Continuing operations		$586	$(90)	$(443)	$52	$(150)
Discontinued operations		512	(37)	(442)	36	(33)
Total		$1,098	$(127)	$(885)	$88	$(183)

Workforce Reductions

During fiscal 2002, the Company recorded restructuring charges of $402 related to workforce reductions of approximately 5,000 employees. Of the total workforce reduction charges, $316 represented non-cash charges that consisted of the following: $268 for special retirement benefits to certain U. S. employees, including occupational employees covered under the terms of a collective bargaining agreement, $32 for increased charges to the postretirement medical liability as employees were eligible for retiree health benefits sooner than actuarially anticipated, and $16 for curtailment charges relating to an acceleration of the prior service cost of the Company’s qualified pension plan as employees retired earlier than actuarially anticipated. Of the $268 special retirement benefits, $103 represented charges incurred as the result of actions of the Company prior to June 1, 2002 that were paid from Lucent’s pension assets while $165 represented charges subsequent to June 1, 2002 that were paid from the Company’s pension assets. The charges for fiscal 2002 also include $86 of cash charges.

In fiscal 2002, the Company recorded workforce related restructuring credits of $39. Of this amount, $20 represented a reversal of the restructuring reserve associated with workforce reductions, resulting from severance

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

and benefit cost estimates that exceeded amounts paid during the second half of calendar 2001. The original reserve included an estimate of termination pay and benefits for occupational employees that was based on the average rate of pay and years of service of the occupational employee pool at risk. The Company’s collective bargaining agreements allowed for a period when employees at risk could opt for positions filled by employees with less seniority. When that period ended, a series of personnel moves followed that ultimately resulted in lower severance and benefit payments than originally expected. This was due principally to the termination of occupational employees with fewer years of service and fewer weeks of severance entitlement. These personnel moves were substantially finished at the end of calendar 2001. The balance of $19 represented a non-cash credit for the decrease in the actuarially calculated severance liability because of the population decrease resulting from the various restructuring initiatives. Severance costs and other exit costs were determined in accordance with EITF 94-3. The postretirement charge was determined in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the actuarially calculated severance liability credit was determined in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

By September 30, 2002, the Company had taken approximately 7,200 people off roll as a result of workforce reductions announced in fiscal 2001 and the first half of fiscal 2002. As announced on August 14, 2002, the Company expected to reduce its active workforce by approximately 4,000 additional employees by the end of December 2003 as part of its plan to exit the optoelectronic components business and consolidate U.S. manufacturing operations into its Orlando facility.

Rationalization of Manufacturing Capacity and Other Charges

The Company recorded restructuring and related charges of $696 in fiscal 2002 relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronics business and other restructuring related activities. Of the charges recorded for fiscal 2002, $520 was for asset impairments, $76 for facility closings, $51 for contract terminations, $9 for increased depreciation and $40 for other related costs. The increased depreciation charges were recognized due to a change in accounting estimate as a result of shortening of estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs are for the implementation and integration of the initiatives and include costs for the relocation and training of employees and for relocation of equipment.

Of the asset impairment charges of $520 in fiscal 2002, $353 resulted from actions associated with the Company’s exit of the optoelectronic components business. Of the remaining $167, $75 was related to ceasing operations at Reading, Pennsylvania, $76 was for resizing Orlando’s research and development and manufacturing operations, and $16 was for all other impairments related to the rationalization of under-utilized manufacturing facilities. All affected assets were classified as held and used. In accordance with SFAS 144, the carrying amounts of all held and used asset groups were compared to the undiscounted future cash flows expected to be generated over their estimated remaining useful lives. Cash flows were projected based upon historical results and estimates of future performance. In cases where the expected future cash flows were less than the carrying amounts of the assets, those assets were considered impaired and were written down to fair value which was determined using the present value of estimated future cash flows. The impaired assets that were disposed of other than by sale were written-down to fair value, less costs of disposal.

The facility closing charges of $76 in fiscal 2002 consisted of $41 due to facility lease terminations, including non-cancelable leases, and facility restoration costs of which $20 was associated with the exiting of the optoelectronic components business and $21 was associated with the consolidation of the Pennsylvania and New Jersey facilities and the consolidation of the majority of the U.S. integrated circuit manufacturing operations into the Orlando facility. The balance of $35 was a non-cash charge for the realization of the cumulative translation adjustment resulting from the substantial liquidation of the Company’s investment in the legal entity associated with its Madrid, Spain manufacturing operations, which were sold in fiscal 2002. This charge was recognized in accordance with EITF Issue No. 01-5, Issue Summary No. 1, “Application of SFAS No. 52, and Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of.”

The contract termination charges of $51, including a non-cash charge of $5 for the write-off of prepaid operating lease costs, were principally due to operating lease termination fees and non-cancelable asset leases associated with the consolidation of the Pennsylvania and New Jersey facilities and the consolidation of the majority of the U.S. integrated circuit manufacturing operations into the Orlando facility.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The Company recorded restructuring credits of $88 in fiscal 2002. These credits consisted of $69 for asset impairment adjustments, $6 for facility lease terminations and facility restoration, $7 for contract terminations and $6 for a reversal of a reserve that was no longer needed. The asset impairment adjustments were due to realizing $40 more proceeds than expected from asset dispositions, including $25 from the sale of assets associated with the Madrid, Spain facility. The impairment adjustments also included $20 due to the redeployment of assets and $9 from the reversal of a reserve that was not needed. The facility lease and restoration reversals, as well as the contract termination reversals, resulted from favorable lease and contract termination negotiations and lower facility restoration costs than previously reserved.

Separation Expenses

The Company incurred costs, fees and expenses relating to the Separation. These costs, fees and expenses were primarily related to legal separation matters, designing and constructing the Company’s computer infrastructure, information and data storage systems, marketing expenses relating to building a company brand identity and implementing treasury, real estate, pension and records retention management services. The Company incurred $7 and $99 of separation expenses in fiscal 2002 and 2001, respectively, which are included in restructuring and other charges — net. There were no separation expenses in fiscal 2003, since the Separation was completed.

6.    Impairment of Goodwill and Other Acquired Intangibles

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated the carrying amount of the asset may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions were evaluated for impairment in the period in which the Company became aware of events or occurrences that indicated an impairment may exist. Impairment assessments were performed because of weakened economic conditions and decreased current and expected future demand for products in the markets in which the Company operated. Fair value of the acquired entities was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company’s products, as well as anticipated future demand. Discount rates used were based upon the Company’s weighted average cost of capital adjusted for business risks. These amounts were based on management’s best estimate of future results.

As a result of these assessments, the Company determined that an impairment of goodwill and other acquired intangibles existed related to certain of the Company’s acquisitions. During fiscal 2002, the Company recorded a charge of $220, all of which is recorded in discontinued operations, comprised of $113 related to Ortel Corporation (“Ortel”) and $107 related to Herrmann Technology, Inc. (“Herrmann”). During fiscal 2001, the Company recorded a charge of $2,762, of which $267 is recorded in impairment of goodwill and other acquired intangibles and comprised of $240 related to Agere, Inc. and $27 related to Enable Semiconductor Inc. The remaining $2,495 is recorded in discontinued operations and is comprised of $2,220 related to Ortel and $275 related to Herrmann. There were no impairment charges for goodwill and other acquired intangibles in fiscal 2003.

7.    Debt

Accounts Receivable Securitization

On January 22, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. On November 12, 2002, this agreement was amended to extend the expiration date of the loan agreement to November 11, 2003. Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC (“ASRF”). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. See Note 24 “Subsequent Events.”

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

As of September 30, 2003, ASRF had borrowings of $154 outstanding under this agreement. The majority of the Company’s accounts receivables are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of September 30, 2003, $228 of gross receivables was pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of September 30, 2003 was 1.1%. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the $200 total loan commitment. As of September 30, 2003, the commitment fee was 1.5% per annum. If the Company’s credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

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

Collateral Installment Loan

On March 28, 2003, the Company borrowed $20 under an installment note with a fixed interest rate of 9.45% that is secured by certain Company equipment. On May 1, 2003, the Company began paying 24 monthly installments, with a $7 balloon payment due at the end of this period. Assuming certain conditions are met, the Company has the ability to refinance the balloon payment for an additional twelve month period. As of September 30, 2003, $17 is outstanding under this installment loan, of which the current portion is $7.

Other Debt

The remainder of the Company’s debt relates to obligations under capitalized leases. See Note 22 “Commitments and Contingences — Leases” for information regarding the future minimum lease payments under non-cancelable leases.

8.    Acquisition of Massana Limited

On August 22, 2003, the Company acquired Massana Limited (“Massana”), a developer of Gigabit Ethernet-over-copper physical layer device technologies, for approximately $28. The Company issued 9,108,125 shares of Class A common stock in exchange for all the outstanding shares of Massana, of which 1,768,034 shares are being held in escrow to satisfy potential liabilities, if any resulting from claims for breaches of representations and warranties under the purchase agreement. If no claims are made, these shares will be released in three annual installments of 589,345 shares, beginning on August 23, 2004.

The acquisition of Massana was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on fair market values. The consolidated and combined financial statements include the results of operations for Massana from the date of acquisition. The

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

allocation of the purchase price by major balance sheet line item is provided below. The final allocation of the purchase price is contingent on the revision of estimates. The Company does not expect the final allocations to differ materially from the preliminary allocation.

Current assets	$1
Property, plant and equipment	1
Goodwill	26
Other acquired intangibles	4
Current liabilities	4
Total	$28

The acquired intangible asset consists of existing technology, which will be amortized over a 5-year period. The goodwill has been assigned to the Infrastructure segment and is not deductible for tax purposes.

9.    Divestitures of Businesses

Sale of FPGA Business

On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array (“FPGA”) business of the Infrastructure Systems segment to Lattice Semiconductor Corporation (“Lattice”) for $250 in cash. The transaction included the Company’s general-purpose ORCA® FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 employees transferred to Lattice. The Company recognized a gain in fiscal 2002 of $243 from the sale, which is included in (gain) loss on sale of operating assets — net.

Sale of Wireless Local Area Network Equipment Business

On August 5, 2002, the Company completed the sale of certain assets and liabilities of the 802.11 wireless local area network equipment business of the Client Systems segment, including its ORiNOCO® product family, to Proxim Corporation (“Proxim”) for $65 in cash. As part of the sale, approximately 150 employees transferred to Proxim. In addition, the Company and Proxim entered into a three-year strategic supply agreement under which the Company provides chips, modules and cards to Proxim as needed, a license agreement for Agere technology used in the ORiNOCO business and a patent cross-license agreement for their respective patent portfolios which resulted in the dismissal of patent-related litigation between the two companies. The Company recognized a gain in fiscal 2002 of $58 from the sale, which is included in (gain) loss on sale of operating assets — net.

Sale of Analog Line Card Business

On September 30, 2002, the Company completed the sale of certain assets and liabilities of the analog line card business of the Infrastructure Systems segment to Legerity, Inc. (“Legerity”) for $70 in cash. The sale consists of certain products, technology, intellectual property and equipment related to the analog line card business, which provides integrated circuits used in telephone network equipment. As part of the transaction, approximately 40 employees transferred to Legerity. At the time of the sale, the Company was obligated to supply integrated circuits to Legerity into fiscal 2003 and the gain on the sale was deferred. During fiscal 2003, the Company substantially satisfied its obligations to Legerity and recognized a gain on the sale of $16, which is reflected in (gain) loss on sale of operating assets — net.

10.    Investment in Silicon Manufacturing Partners

In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte, Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor’s participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers that are directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

net income is not shared in the same ratio as equity ownership. The Company recognized equity earnings of $13, $40 and $54 in fiscal 2003, 2002 and 2001, respectively.

The following table shows the condensed balance sheets and statements of operations of SMP:

	September 30,
	2003	2002
Assets
Current assets	$181	$146
Noncurrent assets	308	443
Liabilities
Current liabilities	$162	$161
Noncurrent liabilities	85	206

	Year Ended September 30,
	2003	2002	2001
Revenue	$301	$198	$234
Gross profit	24	50	83
Income from continuing operations	10	15	47
Net income	$10	$15	$47

SMP has entered into interest rate swaps, which have been designated as cash flow hedges, to manage interest rate risk from its floating interest rate debt and has recorded the unrealized gain or loss from these hedges as a separate component of other comprehensive income (loss). The Company has a 51% equity interest in these transactions and, as a result, recorded an unrealized gain of $4 and $3 and an unrealized loss of $13 in other comprehensive income (loss) in fiscal 2003, 2002 and 2001, respectively. The Company’s investment in SMP was $197 and $179 at September 30, 2003 and 2002, respectively, and is recorded in other assets.

11.    Supplementary Financial Information

Statement of Operations Information

The Company recorded inventory provisions classified within costs of $31 and $83 in fiscal 2002 and 2001, respectively. There were no inventory provisions recorded within costs during fiscal 2003. These amounts were calculated in accordance with the Company’s inventory valuation policy, which is based on a review of forecasted demand compared with existing inventory levels.

The Company has recognized increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. The Company recorded increased depreciation of $86 and $69 for fiscal 2003 and 2002, respectively. Of these amounts $71 and $34 were recorded in costs, $15 and $9 were recorded in restructuring and other charges — net, and $0 and $26 were recorded in discontinued operations for fiscal 2003 and 2002, respectively. This increased depreciation is reflected in net loss and resulted in a $0.05 and $0.04 per share increase in the net loss for fiscal 2003 and 2002, respectively. There was no increased depreciation in fiscal 2001.

	Year Ended September 30,
	2003	2002	2001
INCLUDED IN COSTS AND OPERATING EXPENSES:
Depreciation and amortization of property, plant and equipment	$308	$354	$379
OTHER INCOME — NET:
Interest income	$10	$30	$69
Equity earnings from investments	13	40	42
Gain (loss) on foreign currency transactions	(3)	3	(14)
Impairment of non-consolidated investments	—	(4)	(22)
Other income (loss)	2	7	(13)
Other income — net	$22	$76	$62

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Balance Sheet Information

The Company had $21 and $16 of cash held in trust as of September 30, 2003 and 2002, respectively, primarily in support of obligations of the Company’s captive insurance company.

	September 30,
	2003	2002
INVENTORIES
Finished goods	$38	$49
Work in process	77	119
Raw materials	7	22
Inventories	$122	$190
PROPERTY, PLANT AND EQUIPMENT — NET
Land and improvements	$35	$35
Buildings and improvements	431	489
Machinery, electronic and other equipment	1,659	2,222
Total property, plant and equipment	2,125	2,746
Less: accumulated depreciation and amortization	(1,347)	(1,718)
Property, plant and equipment — net	$778	$1,028

Cash Flow Information

Prior to the Separation, interest and income taxes were paid by Lucent on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company. Following the Separation, the Company began to pay interest and income tax expenses. Cash paid for interest was $40, $71 and $84 for fiscal 2003, 2002 and 2001, respectively. Cash paid for income taxes was $10, $38 and $52 for fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003, the Company acquired Massana by issuing 9,108,125 shares of Class A common stock valued at $26 in exchange for all the outstanding shares of Massana. See Note 8 “Acquisition of Massana Limited.”

Non-cash transactions in fiscal 2002 with Lucent resulted in a net increase to additional paid-in capital of $227. The increase is primarily the result of activity related to pension and postretirement benefits. In fiscal 2001, transfers from Lucent included a $2,500 decrease to additional paid-in capital to reflect the transfer of a credit facility from Lucent. Agere did not receive any of the proceeds.

Capital lease obligations of $19 and $80 were entered into in fiscal 2003 and 2002, respectively, primarily for the lease of semiconductor manufacturing equipment and other assets. No capital leases were entered into in fiscal 2001.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

12.    Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate based on loss from continuing operations.

	Year Ended September 30,
	2003	2002	2001
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	0.6	2.8	3.0
Effect of non-U.S. earnings	(19.7)	(13.3)	(8.8)
Research credits	—	0.8	1.9
Foreign sales corporation	—	—	0.5
Valuation allowance	(27.9)	(35.0)	(30.7)
Other differences—net	(2.2)	1.2	(1.9)
Effective income tax rate excluding acquisition related costs (1)	(14.2)	(8.5)	(1.0)
Acquisition related costs (1)	—	—	(7.3)
Effective income tax rate	(14.2)%	(8.5)%	(8.3)%

(1)	Non-tax deductible in-process research and development and amortization of goodwill.

The fiscal 2003 and 2002 rates include the impact of recording a charge of approximately $91 and $259, respectively, to increase the valuation allowance for deferred tax assets. A full valuation allowance has been recorded for fiscal 2003 and 2002 on U.S. net deferred tax assets.

The following table presents the U.S. and foreign components of loss from continuing operations before income taxes and the provision for income taxes.

	Year Ended September 30,
	2003	2002	2001
LOSS BEFORE INCOME TAXES
United States	$(222)	$(623)	$(1,276)
Non-U.S	(103)	(117)	(67)
Loss before income taxes	$(325)	$(740)	$(1,343)
PROVISION FOR INCOME TAXES
Current
Federal	$20	$4	$15
State and local	1	(1)	6
Non-U.S	8	20	48
Sub-total	29	23	69
Deferred
Federal	11	29	5
State and local	1	4	3
Non-U.S	5	7	34
Sub-total	17	40	42
Provision for income taxes	$46	$63	$111

As of September 30, 2003, the Company had total federal and state net operating loss carryforwards (tax-effected) of approximately $805, and federal and state research and development credit carryforwards of approximately $28, the majority of which begin to expire at the end of fiscal 2021 through fiscal 2023.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Net deferred tax assets are reflected within other assets. The components of deferred tax assets and liabilities at September 30, 2003 and 2002 are as follows:

	September 30,
	2003	2002
Deferred Tax Assets
Benefit obligations	$137	$141
Reserves and allowances	87	178
Net operating loss/credit carryforwards	833	775
Valuation allowance	(1,087)	(997)
Property, plant and equipment	4	—
Intangibles	21	25
Other	9	6
Total deferred tax assets:	$4	$128
Deferred Tax Liabilities
Property, plant, and equipment	$—	$128
Total deferred tax liabilities:	$—	$128

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $254 and $355 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2003 and 2002, respectively, because these earnings are intended to be reinvested indefinitely.

13.    Comprehensive Income (Loss)

Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the consolidated and combined statements of operations. The components of accumulated other comprehensive loss are shown below.

	Foreign Currency Translation	Unrealized Holding Gains	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Ending balance September 30, 2000	$(52)	$—	$—	$—	$(52)
Fiscal 2001 change	26	30	(13)	—	43
Ending balance September 30, 2001	(26)	30	(13)	—	(9)
Fiscal 2002 change	32	(30)	3	(170)	(165)
Ending balance September 30, 2002	6	—	(10)	(170)	(174)
Fiscal 2003 change	—	—	4	18	22
Ending balance September 30, 2003	$6	$—	$(6)	$(152)	$(152)

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

14.    Stock Compensation Plans

Agere has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. At September 30, 2003, awards relating to 193,106,093 shares were outstanding and 168,893,907 shares remain available for the grant of awards under these plans. These shares can be either Class A or Class B common stock. All awards granted through September 30, 2003 under the stock-based compensation plans were related to Class A common stock. During fiscal 2003, 2002 and 2001, employees of the Company were granted stock options and other equity-based awards under Agere’s 2001 Long Term Incentive Plan. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year terms, and vest no later than four years from the date of grant.

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

Agere maintains an ESPP, which has consecutive offering periods, each consisting of four purchase periods of approximately six months in length. The first offering period commenced on March 27, 2001 and ended April 30, 2003. The second offering period began on May 1, 2003 and will end on April 30, 2005. Subsequent offering periods will run generally for 24 months beginning May 1 of every other year. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to certain limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee’s entry date for the current offering period, or the last trading day of each purchase period. Through September 30, 2003, 8,859,157 shares had been purchased under the ESPP and 76,140,843 shares remained available for purchase.

In December 2002, the FASB issued SFAS 148, which amends the transition and disclosure provisions of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company early adopted the interim period disclosure provisions of SFAS 148 beginning with the first quarter of fiscal 2003 and these provisions had no effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Presented below is a summary of the status of the Lucent stock options held by Company employees prior to the Distribution and the related transactions for the eight months ended May 31, 2002 and the year ended September 30, 2001. Also presented below is a summary of the status of Agere stock options and related transactions for fiscal years 2003, 2002 and 2001. The Lucent stock option activity is not necessarily indicative of what the activity would have been had Agere been a separate stand-alone company during the periods presented.

	Shares (000’s)	Weighted Average Exercise Price
LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000	42,073	$32.62
Granted or Assumed (1)	9,526	17.30
Exercised	(2,033)	2.46
Forfeited or Expired	(4,086)	36.89
LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001	45,480	32.59
Granted	—	—
Exercised	(1,890)	1.97
Forfeited or Expired	(5,368)	6.47
LUCENT OPTIONS OUTSTANDING AT MAY 31, 2002	38,222	33.33
Agere spin-off adjustments (2)	18,916	(11.04)
AGERE OPTIONS SUBSTITUTED FOR LUCENT OPTIONS, OUTSTANDING AT JUNE 1, 2002	57,138	$22.29
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000	—	—
Granted	151,763	$5.81
Exercised	—	—
Forfeited or Expired	(9,013)	5.87
AGERE OPTIONS OUTSTANDNG AT SEPTEMBER 30, 2001	142,750	5.81
Granted	5,649	5.11
Agere options substituted for Lucent options (2)	57,138	22.29
Exercised	(41)	1.18
Forfeited or Expired	(32,050)	13.06
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2002	173,446	9.87
Granted	67,185	1.43
Exercised	(738)	1.53
Forfeited or Expired	(46,787)	7.82
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2003	193,106	$7.47

(1)	Includes options converted in acquisitions.

(2)	Effective with the Distribution on June 1, 2002, the outstanding Lucent options were converted to Agere options. The number of Agere shares covered by substituted options was adjusted and all exercise prices were decreased immediately following the Distribution to preserve the economic values of the options that existed prior to the Distribution.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The weighted average fair value of the Agere stock options, and Lucent stock options held by Agere employees prior to the Distribution, was calculated using the Black-Scholes option-pricing model. The weighted average fair value of Agere stock options granted during fiscal 2003, 2002 and 2001 was $0.83, $2.17 and $2.43 per share, respectively. The weighted average fair value of stock options granted by Lucent during fiscal 2001 was $7.36 per share, respectively. See Note 2 “Summary of Significant Accounting Policies — Stock Compensation Plans.”

The following table summarizes the status of Agere stock options outstanding at September 30, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
$0.08 to $2.00	61,613	6.2	$1.40	1,066	$1.09
$2.01 to $5.15	6,292	5.2	3.84	3,154	3.80
$5.16 to $5.85	42,813	4.8	5.59	23,316	5.59
$5.86 to $6.00	48,082	4.4	6.00	31,339	6.00
$6.01 to $10.30	5,326	4.1	7.84	4,643	7.87
$10.31 to $15.50	9,001	5.2	12.11	7,385	12.15
$15.51 to $36.00	10,641	5.5	26.02	9,581	26.00
$36.01 to $51.56	9,338	6.3	40.30	8,275	40.37
Total	193,106	5.3	$7.47	88,759	$11.73

Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to Company employees.

	Year Ended September 30,
	2003	2002	2001
Agere other stock unit awards granted (000’s)	—	—	75
Weighted average market value of shares granted during the period	n/a	n/a	$5.43
Lucent other stock unit awards granted (000’s) (1)	—	—	500
Weighted average market value of shares granted during the period (1)	n/a	n/a	$16.21

(1)	Following the Distribution, the remaining 434 Lucent other stock unit awards were converted to 649 Agere other stock unit awards, with a weighted average market value at grant date of $11.73.

15.    Loss Per Common Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares. As a result of the net loss reported for each of the years presented, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 123,960,695 and 35,076,790 related to the convertible notes for fiscal 2003 and 2002, respectively, and 2,229 potential common shares related to other stock units for fiscal 2001. For fiscal 2003, 2002 and 2001, 193,106,093, 173,446,189 and 142,750,376 outstanding stock options, respectively, were excluded from the computation of loss per share because their effect would be anti-dilutive.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

16.    Benefit Obligations

The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either a career pay or dollar per month formula or on a cash balance plan which is based on pay, age and interest earned on existing balances. The cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan.

Prior to the Distribution, most of the Company’s U.S. management and occupational employees participated in Lucent’s pension and postretirement plans. Effective June 1, 2002, the Company assumed responsibility for all pension and postretirement benefits covering active employees of the Company, as well as employees who retired or were terminated subsequent to the IPO. During June 2002, Lucent transferred to the Company, a substantial portion of the total estimated pension and postretirement assets, and all of the obligations related to these employees based on then available census data. Obligations related to retired and terminated vested employees prior to the IPO are the responsibility of Lucent. In fiscal 2003, the final asset transfer occurred as a result of the finalization of the census data and the completion of the actuarial calculations.

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

	Eight Months Ended June 1,	Year Ended September 30,
	2002	2001
Net Periodic Benefit Cost (Credit) from Lucent
Pension benefits	$—	$(2)
Postretirement benefits	7	10

	Year Ended September 30, 2003		Four Months Ended September 30, 2002
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Agere Net Periodic Benefit Cost
Service cost	$24	$2	$12	$1
Interest cost	73	18	23	5
Expected return on plan assets	(96)	(4)	(41)	(4)
Amortization of prior service cost	3	4	2	—
Recognized net actuarial loss (gain)	—	1	(2)	—
Transition asset	—	—	(1)	—
Net periodic benefit cost (credit)	4	21	(7)	2
Special retirement benefits	7	—	165	5
Curtailment charges	25	9	16	27
Settlement charge	14	—	—	—
Total benefit cost	$50	$30	$174	$34

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets:

	Year Ended September 30, 2003		Four Months Ended September 30, 2002
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$1,198	$278	$996	$217
Service cost	24	2	12	1
Interest cost	73	18	23	5
Amendments	1	59	—	—
Actuarial (gain)/loss	69	(12)	36	26
Benefits paid	(223)	(19)	(39)	(3)
Special retirement benefits	7	—	165	5
Curtailment charges	19	5	5	27
Benefit obligation at September 30	$1,168	$331	$1,198	$278
Change in plan assets
Fair value of plan assets at beginning of period	$1,010	$75	$1,244	$97
Actual gain/(loss) on plan assets	170	11	(195)	(20)
Employer contributions	31	6	—	1
Benefits paid	(223)	(19)	(39)	(3)
Fair value of plan assets at September 30	$988	$73	$1,010	$75
Funded status of the plan	$(180)	$(258)	$(188)	$(203)
Unrecognized net actuarial loss	189	52	213	80
Unrecognized prior service cost	9	61	11	1
Net amount recognized	$18	$(145)	$36	$(122)

The pension benefit obligation as of September 30, 2003 and 2002 includes $5 and $4, respectively for the Company’s international plans. The fair value of plan assets as of September 30, 2003 and 2002 each include $1 for the Company’s international pension plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,168, $1,130 and $988, respectively, as of September 30, 2003 and $1,198, $1,153 and $1,010, respectively, as of September 30, 2002.

The special retirement benefits are separation payments made to employees and are included in restructuring and other charges — net. The curtailment charges reflect an increase in the recognized liabilities of the plans as employees are retiring sooner than originally anticipated, primarily due to the restructuring activities. The settlement charges are for previously unrecognized losses related to employees taking a lump-sum distribution from the pension plans upon termination of employment, thereby eliminating the Company’s pension obligations. Benefits paid reflect all special and normal retiree benefit payments.

On March 14, 2003 the Company voluntarily contributed 18,750,000 shares of its Class A common stock to the pension plan for represented employees. The value of the stock at the time of the contribution was $30. In addition, $1 in cash was contributed to the non-qualified pension plan in fiscal 2003.

Amounts recognized in the consolidated balance sheet consist of:

	September 30, 2003		September 30, 2002
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Accrued benefit liability	$(143)	$(145)	$(145)	$(122)
Intangible asset	9	—	11	—
Accumulated other comprehensive loss	152	—	170	—
Net amount recognized	$18	$(145)	$36	$(122)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Prior to June 1, 2002, the costs and benefit obligations of the Company’s retirement benefit plans were reported on a consolidated basis in Lucent’s financial statements. Actuarial assumptions used by Lucent to determine costs and benefit obligations for the principal pension plans and the postretirement benefit obligations up to June 1, 2002 were a discount rate of 7.0%, an expected rate of return on plan assets of 9.0% and a rate of compensation increase of 4.5% (applicable only to pension benefits and life insurance). In June 2002, a substantial portion of the pension and postretirement assets and all of the obligations of the Company were transferred from Lucent. The actuarial assumptions used by the Company for the period June 1, 2002 to September 30, 2002 were a discount rate of 6.75%, an expected rate of return on plan assets of 8.0% and a rate of compensation increase of 4.0% (applicable only to pension benefits and life insurance).

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and postretirement plans for fiscal 2003 were a discount rate of 6.25%, expected average rate of return on plan assets of 8.0% and a rate of compensation increase of 4.0% (applicable only to pension benefits and life insurance).

For fiscal 2002, the assumed health care cost trend rates were 10% for participants under age 65 and 11% for participants age 65 or older. For dental care, for all ages, the trend rate was 4%. The actuarial assumptions on health care cost trends, and claims were changed for fiscal 2003. A 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002, decreasing gradually to 5% for 2007 and remaining constant at that level thereafter. The per capita cost increase for dental care benefits was assumed to be 4% for all years. A one percent annual change in the assumed cost trend rate would have a minimal effect on the total service and interest cost components and on the postretirement benefit obligation.

Savings Plans

The Company established savings plans for its employees effective January 1, 2002. The majority of the Company’s employees are eligible to participate in these plans. Prior to January 1, 2002, the employees participated in similar plans sponsored by Lucent. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contribution to savings plans was $12 and $17 in fiscal 2003 and 2002, respectively. The Company’s contribution related to the Lucent plans was $25 in fiscal 2001.

Effective April 1, 2002, the Company began funding the employer match for U.S. employees with newly issued Class A common stock. Through September 30, 2002, the Company’s matching contributions to the savings plan consisted of 3,130,588 shares. During fiscal 2003, the Company’s matching contributions to the savings plan consisted of 6,620,332 shares.

17.    Intangible Assets

Effective October 1, 2002, the Company adopted SFAS 142. SFAS 142 provides guidance on the financial accounting and reporting for goodwill and other acquired intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Intangible assets with finite lives will continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. SFAS 142 also requires that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not result in the recording of an impairment charge or any adjustments to previously recorded amounts. There were also no changes to the classification and

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

useful lives of previously acquired goodwill and other intangible assets. The following table reflects intangible assets by major class and the related accumulated amortization:

	September 30, 2003	September 30, 2002
Unamortized intangible assets:
Goodwill:
Client Systems segment	$79	$79
Infrastructure Systems segment (1)	30	4
Total goodwill	$109	$83

Amortized intangible assets:
Other acquired intangibles — net:
Existing technology	$34	$49
Less: accumulated amortization	21	31
Other acquired intangibles — net	$13	$18

(1)	During fiscal 2003, Infrastructure Systems segment goodwill increased by $26 due to the acquisition of Massana.

Intangible asset amortization expense for fiscal 2003, 2002 and 2001 was $8, $10 and $10, respectively. Intangible assets have an estimated useful life of 5 years. The Company does not have any intangibles with indefinite lives. The amortization expense for future fiscal years is estimated to be:

	2004	2005	2006	2007	2008
Amortization expense	$7	$3	$1	$1	$1

The following table reflects the impact of SFAS 142 on net loss and net loss per share had SFAS 142 become effective October 1, 2000. Goodwill amortization includes amounts recorded in continuing and discontinued operations:

	Year Ended September 30,
	2003	2002	2001
Net loss:
Net loss — reported	$(338)	$(1,811)	$(4,616)
Add back goodwill amortization	—	28	372
Net loss — as adjusted	$(338)	$(1,783)	$(4,244)
Basic and diluted loss per share:
Net loss — reported	$(0.20)	$(1.11)	$(3.46)
Add back goodwill amortization	—	0.02	0.28
Net loss — as adjusted	$(0.20)	$(1.09)	$(3.18)

18.    Financial Guarantees

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 is principally a clarification and elaboration of SFAS No. 5 “Accounting for Contingencies,” under which companies were required to recognize a liability when it became likely that the company would have to honor its guarantee. FIN 45 prescribes the disclosures required by a guarantor about its obligations under certain guarantees it has issued, including loan guarantees and standby letters of credit. The disclosure requirements in FIN 45 are effective for annual and interim periods ending after December 15, 2002. It also requires a guarantor to recognize a liability, at the inception of a guarantee, for the fair value of the obligations it has assumed, even if it is not probable that payments will be required. The initial recognition and measurement provisions of FIN 45 are required only on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

effective with the first quarter of fiscal 2003 with no material impact on its financial condition or results of operations. Set forth below is a discussion of the Company’s guarantees as of September 30, 2003.

A subsidiary of Agere Systems Inc. has guaranteed $9 of debt and interest incurred by SMP. As of September 30, 2003, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that the subsidiary would be required to make any payments associated with this guarantee.

Two real estate leases were assigned in connection with the sale of the Company’s wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments that the Company could be liable for is $6 as of September 20, 2003. As of September 30, 2003, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

Agere Systems Inc. includes indemnification clauses in its standard terms and conditions for product sales agreements, which indemnify its customers from third party intellectual property infringement litigation. Also, the Company’s installment note contains an indemnification clause in which Agere provides indemnification against any claims, liabilities, losses and costs associated with the collateral named in the agreement. There are no liabilities recorded as of September 30, 2003 for indemnification clauses since the fair value of potential obligations cannot be estimated.

The Company’s policy is to record a liability, which is reflected within other current liabilities, for known or potential warranty claims based on historical experience. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for continuing operations for the year ended September 30, 2003:

Year Ended September 30, 2003
Balance as of October 1, 2002	$4
Accruals for new and pre-existing warranties (including changes in estimates)	1
Settlements made (in cash or in kind) during the period	(2)
Balance as of September 30, 2003	$3

19.    Operating Segments

The Company’s business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems. The Client Systems segment targets the computer and consumer communications market and the Infrastructure Systems segment targets the network equipment market. These two groups comprise the Company’s reportable operating segments. The segments each include revenue from the licensing of intellectual property. There were no intersegment sales.

The Client Systems segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, data-enabled mobile terminals and wireless local area networking.

The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. Prior to the reflection of the Company’s optoelectronic components business as discontinued operations, as discussed in Note 4, the Infrastructure Systems segment also included the results of operations from this business.

Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of amortization of goodwill and other acquired intangibles, net restructuring and other charges, the impairment of goodwill and other acquired intangibles, and (gain) loss on sale of operating assets — net.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity.

At the beginning of each fiscal year, the Company updates the allocation of its shared integrated circuit fabrication costs based on the demand forecasts by month from the two operating segments. This essentially creates a take-or-pay relationship between the Company’s manufacturing facilities and the operating segments. The dramatic decline in the telecommunications markets in fiscal 2002 negatively impacted Infrastructure Systems’ gross margin due to excess manufacturing capacity, as sales volumes were less than the Company had anticipated. With the update of the demand forecast for fiscal 2003, the costs allocated to the Client Systems segment increased by approximately $80 for fiscal 2003, when compared to fiscal 2002. Accordingly, the costs allocated to the Infrastructure Systems segment decreased by the same amount. This change in allocation impacts gross margin at the segment level, but has no effect on the overall gross margin for the Company.

The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Reportable Segments

	Year Ended September 30,
	2003	2002	2001
Revenue
Client Systems	$1,321	$1,259	$1,406
Infrastructure Systems	518	664	1,480
Total	$1,839	$1,923	$2,886
Operating loss (excluding amortization of goodwill and other acquired intangibles, net restructuring and other charges, impairment of goodwill and other acquired intangibles, and (gain) loss on sale of operating assets — net)

Client Systems	$(148)	$(73)	$(187)
Infrastructure Systems	(34)	(384)	(236)
Total	$(182)	$(457)	$(423)

Reconciling Items

A reconciliation of the totals reported for the operating segments to the significant line items in the financial statements is shown below:

	Year Ended September 30,
	2003	2002	2001
Reportable segment operating loss	$(182)	$(457)	$(423)
Less:
Amortization of goodwill and other acquired intangibles	8	34	76
Restructuring and other charges — net	131	503	486
Impairment of goodwill and other acquired intangibles	—	—	267
(Gain) loss on the sale of operating assets — net	(21)	(299)	2
Total operating loss	$(300)	$(695)	$(1,254)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Geographic Information

	Revenue (1) Year Ended September 30,			Long-lived Assets (2) September 30,
	2003	2002	2001	2003	2002	2001
U.S.	$375	$523	$1,087	$684	$928	$1,802
Foreign Regions
Asia/Pacific & Pacific Rim (3) (4)	1,287	1,145	1,192	174	188	250
Europe, Middle East & Africa	121	197	428	38	8	128
Caribbean, Canada, Mexico & Latin America	56	58	179	4	5	14
Totals	$1,839	$1,923	$2,886	$900	$1,129	$2,194

(1)	Revenue is attributed to geographic areas based on the customer’s shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2)	Represents property, plant and equipment-net, goodwill and other acquired intangibles-net.

(3)	Individual countries that had revenue greater than 10% of the Company’s revenues were Singapore and Taiwan. Singapore accounted for $372 and $349 of revenue in fiscal 2003 and 2002, respectively. Taiwan accounted for $186 and $204 of revenue in fiscal 2003 and 2002, respectively.

(4)	Singapore accounted for $100 and $118 of long-lived assets as of September 30, 2003 and 2002, respectively, which was greater than 10% of the Company’s long-lived assets.

Concentrations

The Company’s business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as wireless handsets and wireless local area networking equipment and telecommunications infrastructure equipment. The Company’s revenues can be affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. In fiscal 2003, sales to Maxtor Corporation (“Maxtor”) and Seagate Technology, Inc. (“Seagate”) represented 16% and 12%, respectively, of consolidated revenue. In fiscal 2002, sales to Maxtor represented 14% of consolidated revenue and in fiscal 2001, sales to Lucent represented 15% of consolidated revenue. Maxtor and Seagate are customers of the Client Systems segment and Lucent is a customer of the Infrastructure Systems segment.

20.    Financial Instruments

Fair Values

The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated and combined balance sheets approximate fair value. The carrying value and the fair value of the Notes at September 30, 2003 was $410 and $537, respectively. The fair value of the Notes was determined using quoted market rates.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Letters of Credit

The Company is a party to letters of credit that represent purchased guarantees ensuring the Company’s performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $10 and $8 as of September 30, 2003 and 2002, respectively, and are included in cash held in trust or other assets, depending upon the terms. The estimated fair value of these letters of credit was $0 as of September 30, 2003 and 2002, which is based on fees paid to obtain the obligations.

21.    Transactions with Lucent

Lucent was the majority stockholder and a related party of the Company until the Distribution, which occurred on June 1, 2002. Revenue from products sold to Lucent in fiscal 2002 prior to the Distribution was $162, of which $43 is recorded within income (loss) from operations of discontinued business. Revenue from products sold to Lucent for fiscal 2001 was $606, of which $165 is recorded within income (loss) from operations of discontinued business. There were no material purchases of products from Lucent in fiscal 2002 prior to the Distribution. Products purchased from Lucent for fiscal 2001 were $22.

The Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. This agreement also provided for the replication and transfer of designated computer systems. The costs associated with this agreement amounted to $7 and $73 for fiscal 2002 and 2001, respectively. Lucent also billed the Company $23 in fiscal 2001 for specific research and development projects.

22.    Commitments and Contingencies

In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2003, would not be material to the annual consolidated financial statements.

The Company has an agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency of either party. Based on forecasted demand, the Company believes it is unlikely that it would have to pay any significant amounts for underutilization in the near future. However, if the Company’s purchases under this agreement are less than anticipated, the Company’s cash obligation to SMP may be significant.

Legal Proceedings

On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation (“Intersil”) in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company’s patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and is seeking monetary

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

damages for Intersil’s infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, the Company filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional Company patents — three covering semiconductor processing and one covering integrated circuits for wireless networking. The Company is seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. The Company believes that Intersil’s claims are without merit.

On October 30, 2002, Choice-Intersil Microsystems, Inc. (“Choice-Intersil”), filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil’s motion for a preliminary injunction and holding that the Company had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. The Company believes that Choice-Intersil’s claims are without merit.

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

On August 28, 2003, GlobespanVirata, Inc. acquired Intersil’s wireless networking product group.

Environmental, Health and Safety

The Company is subject to a wide range of U.S. and non-U.S. governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company also is subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites currently or formerly owned or operated by the Company, or at sites where the Company may have sent waste for disposal. These laws often require parties to fund remedial action at sites regardless of fault. Agere is a potentially responsible party at a number of Superfund sites and sites otherwise requiring cleanup action. Specifically, Agere has liabilities for costs associated with five Superfund sites and two facilities formerly owned by Lucent.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company’s potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of September 30, 2003, cannot be estimated.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Leases

The Company leases land, buildings and equipment under agreements that expire in various years through 2015. Rental expense under operating leases was $89, $125 and $133 for fiscal 2003, 2002 and 2001, respectively. Rental expense under operating leases is net of sublease rentals of $4 in fiscal 2003. The table below shows the future minimum lease payments due under non-cancelable leases as of September 30, 2003. Such payments total $204 for operating leases and have not been reduced by minimum sublease rentals of $5 due in the future under noncancelable subleases. The net present value of such payments on the capital lease obligations was $65 after deducting imputed interest of $11.

	Year Ended September 30,
	2004	2005	2006	2007	2008	Later Years
Operating leases	$79	$34	$19	$16	$15	$41
Capital leases	42	23	11	—	—	—
Total	$121	$57	$30	$16	$15	$41

23.    Quarterly Information (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Total
YEAR ENDED SEPTEMBER 30, 2003
Revenue	$436	$443	$456	$504	$1,839
Gross profit	113	117	135	214	579
Income (loss) from continuing operations	(148)	(178)	(67)	22	(371)
Income (loss) before cumulative effect of accounting change	(141)	(125)	(78)	11	(333)
Cumulative effect of accounting change	(5)	—	—	—	(5)
Net income (loss)	$(146)	$(125)	$(78)	$11	$(338)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.04)	$0.01	$(0.22)
Income (loss) before cumulative effect of accounting change	(0.09)	(0.08)	(0.05)	0.01	(0.20)
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss)	$(0.09)	$(0.08)	$(0.05)	$0.01	$(0.20)
Weighted average shares outstanding — basic (in millions)	1,648	1,656	1,678	1,686	1,667
Weighted average shares outstanding — diluted (in millions) (1)	1,648	1,656	1,678	1,707	1,667

YEAR ENDED SEPTEMBER 30, 2002
Revenue	$445	$489	$498	$491	$1,923
Gross profit	78	102	127	187	494
Income (loss) from continuing operations	(307)	50	(190)	(356)	(803)
Net loss	$(375)	$(219)	$(332)	$(885)	$(1,811)
Basic and diluted loss per share:
Income (loss) from continuing operations	$(0.19)	$0.03	$(0.11)	$(0.22)	$(0.49)
Net loss	$(0.23)	$(0.13)	$(0.20)	$(0.54)	$(1.11)
Weighted average shares outstanding — basic and diluted (in millions)	1,635	1,636	1,637	1,641	1,637

(1)	20,817,356 potential common shares related to stock options and 13,350 potential common shares related to other stock units were included in the weighted average shares outstanding — diluted calculation for the fourth fiscal quarter of 2003.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

24.    Subsequent Events

Amendment of the Accounts Receivable Securitization

On October 3, 2003, Agere Systems Inc. and certain of its subsidiaries amended the accounts receivable securitization agreement. In connection with the amendment, the expiration of the agreement was extended from November 11, 2003 to October 1, 2004. The overall committed amount under the loan agreement of $200 remains unchanged.

Restructuring Activities

In October of 2003, the Company began the decommissioning of its manufacturing sites in Allentown and Reading, Pennsylvania. The Company will record charges that are expected to be approximately $40 to $50 in the first quarter of fiscal 2004, primarily related to the decommissioning of these sites.

AGERE SYSTEMS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Fiscal 2003
Allowance for doubtful accounts	9	(1)	—		2	(a)	6
Deferred tax asset valuation allowance	997	90	(23	) (e)	(23	) (c)	1,087

Fiscal 2002
Allowance for doubtful accounts	33	(4)	—		20	(a)	9
Deferred tax asset valuation allowance	537	630	66	(b)	236	(c)	997

Fiscal 2001
Allowance for doubtful accounts	17	26	—		10	(a)	33
Deferred tax asset valuation allowance	—	553	(16	) (d)	—		537

(a)	Amounts written off as uncollectible, payments or recoveries.

(b)	Amount offsets deferred tax asset associated with future tax deductions upon payment of pension liabilities.

(c)	Amounts represent (additions) deductions to prior year valuation allowance based on tax return filings.

(d)	Amount offsets deferred tax liability associated with the potential future gain on the sale of available-for-sale securities.

(e)	Amount offsets decrease in deferred tax asset associated with future tax deductions upon payment of pension liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have a code of conduct that applies to all Directors, officers and employees, including our principal executive officer and principal financial officer (who is also our principal accounting officer). You can find our code of conduct on our website by going to the following address: http://www.agere.com/governance, and clicking on the link for our code of conduct. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit and Finance, Compensation and Nominating/Governance Committees of the Board of Directors. You can find these documents on our website by going to the following address: http://www.agere.com/governance, and clicking on the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Agere Systems Inc. c/o The Bank of New York P. O. Box 11082 Church Street Station New York, New York 10286-1082 Telephone: 1-866-AGEREIR (1-866-243-7347)

The Audit and Finance Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that committee are: Richard L. Clemmer (Chair), Rajiv L. Gupta, Harold A. Wagner and John A. Young.

Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit and Finance Committee — Audit Committee Financial Expert.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of September 30, 2003. All outstanding awards relate to our Class A common stock. For additional information about our equity compensation plans, see note 14 to our financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	167,411,045	$5.1714	278,285,416 (2)
Equity compensation plans not approved by security holders (3)	23,177,812	$24.2197	0
Total	190,588,857	$7.4879	278,285,416

(1)	In connection with our spin-off from Lucent, we assumed stock options that had originally been granted by Lucent or AT&T or companies that Lucent had acquired. The table does not include information for equity compensation plans assumed by Lucent in connection with acquisitions of the companies that originally established those plans. At September 30, 2003, 2,517,236 shares were issuable upon exercise of outstanding options, with a weighted-average exercise price of $6.0597 per share, under these plans. Since the spin-off we have not granted, and we will not grant in the future, any additional options under these plans.

(2)	Includes 202,144,573 shares available for issuance under our 2001 Long Term Incentive Plan in connection with stock options, stock appreciation rights, restricted stock awards, performance shares and units, dividend equivalents and other stock unit awards. Under that plan, 39,975,000 shares remain available for the grant of stock appreciation rights, restricted stock, performance shares and other stock unit awards.

(3)	All of the shares reported in this row were stock options granted prior to our spin-off by Lucent under Lucent plans that had not been approved by Lucent’s stockholders and that we assumed in connection with the spin-off. Since the spin-off, we have not granted, and we will not grant in the future, any further awards under these plans.

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the caption “Beneficial Ownership of Agere Common Stock.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the caption “Other Arrangements with Executives.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(c) below.

(b) Reports on Form 8-K

Current Report on Form 8-K furnished July 23, 2003 pursuant to Items 7 (Exhibits), 9 (Regulation FD disclosure) and 12 (Results of Operations and Financial Condition).

Current Report on Form 8-K furnished September 5, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

(c) Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-58324)
3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, File No. 333-51594)
4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-51594)
4.2	Specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed December 12, 2002)
4.3	Certificate of Incorporation (filed as Exhibit 3.1 hereto)
4.4	By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)
4.5	Rights Agreement between Agere Systems Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-58324)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)
4.7	Indenture for $410,000,000 Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 9, 2002)
10.1	Separation and Distribution Agreement (filed as Exhibit 2 hereto)
10.2	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)
10.3	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)
10.4	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-51594)

10.5	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)
10.6	Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-51594)
10.7	Amendment to Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K, filed July 18, 2002)
10.8	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)
10.9	Receivables Loan Agreement (incorporated by reference to Exhibit 10 of our Registration Statement on Form S-3, File No. 333-81632, filed May 21, 2002)
10.10	Amendment No. 1 to Receivables Loan Agreement (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K, filed December 12, 2002)
10.11	Amendment No. 2 to Receivables Loan Agreement (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K, filed December 12, 2002)
10.12	Amendment No. 3 to Receivables Loan Agreement*
10.13	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)†
10.14	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)†
10.15	Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-51594)†
10.16	Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-51594)†
10.17	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-51594)†
10.18	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)†
10.19	Agere Systems Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-51594)†
10.20	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)†
10.21	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.22	Agere Systems Inc. Medium-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.23	Agere Systems Inc. 2004-2005 Medium-Term Incentive Plan†*
10.24	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.25	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.26	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed December 12, 2002)†

10.27	Founders Grant Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.28	AT&T 1987 Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2002)†
12	Computation of Ratio of Earnings to Fixed Charges*
21	List of Subsidiaries of Agere Systems Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Powers of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

†	Exhibit represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 5th day of December, 2003.

AGERE SYSTEMS INC.

By: /s/	John W. Gamble, Jr. John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. Dickson John T. Dickson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2003

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 5, 2003

* Richard L. Clemmer	Director

* Rajiv L. Gupta	Director

* Richard S. Hill	Director

* Krish A. Prabhu	Director

* Thomas P. Salice	Director

* Rae F. Sedel	Director

* Harold A. Wagner	Chairman of the Board

* John A. Young	Director

*	By: /s/ John W. Gamble, Jr. (Attorney in Fact) December 5, 2003