Form 10-Q
period 2003-12-31
AGERE SYSTEMS INC
filed 2004-02-04
CIK 1129446

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 4, 2004

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                       OR

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

                            Telephone: 610-712-1000

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

    At January 31, 2004, 801,285,831 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

________________________________________________________________________________

                               AGERE SYSTEMS INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information

    Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for
        the three months ended December 31, 2003 and 2002...    2

        Condensed Consolidated Balance Sheets as of December
        31, 2003 and September 30, 2003.....................    3

        Condensed Consolidated Statements of Cash Flows for
        the three months ended December 31, 2003 and 2002...    4

        Notes to Condensed Consolidated Financial
        Statements..........................................    5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   18

    Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   26

    Item 4. Controls and Procedures.........................   26

Part II -- Other Information
    Item 1. Legal Proceedings...............................   27

    Item 2. Changes in Securities and Use of Proceeds.......   27

    Item 5. Other Information...............................   27

    Item 6. Exhibits and Reports on Form 8-K................   27


                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
Revenue.....................................................  $  516   $  436
Costs.......................................................     285      323
                                                              ------   ------
Gross profit................................................     231      113
                                                              ------   ------
Operating expenses:
    Selling, general and administrative.....................      76       73
    Research and development................................     119      127
    Amortization of acquired intangible assets..............       2        2
    Purchased in-process research and development...........      13       --
    Restructuring and other charges -- net..................      47       25
    Gain on sale of operating assets -- net.................      (1)      --
                                                              ------   ------
        Total operating expenses............................     256      227
                                                              ------   ------
Operating loss..............................................     (25)    (114)
Other income -- net.........................................       1        3
Interest expense............................................      12       13
                                                              ------   ------
Loss from continuing operations before provision for income
  taxes.....................................................     (36)    (124)
Provision for income taxes..................................       3       24
                                                              ------   ------
Loss from continuing operations.............................     (39)    (148)
Income from discontinued operations (net of taxes)..........      --        7
                                                              ------   ------
Loss before cumulative effect of accounting change..........     (39)    (141)
Cumulative effect of accounting change (net of taxes).......      --       (5)
                                                              ------   ------
Net loss....................................................  $  (39)  $ (146)
                                                              ------   ------
                                                              ------   ------
Basic and diluted income (loss) per share information:
    Loss from continuing operations.........................  $(0.02)  $(0.09)
    Income from discontinued operations.....................      --       --
                                                              ------   ------
    Loss before cumulative effect of accounting change......   (0.02)   (0.09)
    Cumulative effect of accounting change..................      --       --
                                                              ------   ------
    Net loss................................................  $(0.02)  $(0.09)
                                                              ------   ------
                                                              ------   ------
    Weighted average shares outstanding -- basic and diluted
      (in millions).........................................   1,697    1,648
                                                              ------   ------
                                                              ------   ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2003           2003
                                                                  ----           ----
ASSETS
Current Assets
    Cash and cash equivalents...............................     $  756         $  744
    Cash held in trust......................................         16             21
    Trade receivables, less allowances of $6 as of December
      31, 2003 and September 30, 2003.......................        232            265
    Inventories.............................................        120            122
    Other current assets....................................         76             52
                                                                 ------         ------
        Total current assets................................      1,200          1,204
Property, plant and equipment -- net of accumulated
  depreciation and amortization of $1,388 as of December 31,
  2003 and $1,347 as of September 30, 2003..................        743            778
Goodwill....................................................        119            109
Acquired intangible assets -- net of accumulated
  amortization..............................................         11             13
Other assets................................................        239            284
                                                                 ------         ------
        Total assets........................................     $2,312         $2,388
                                                                 ------         ------
                                                                 ------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................     $  203         $  245
    Payroll and related benefits............................         92            109
    Short-term debt.........................................        179            195
    Income taxes payable....................................        327            328
    Restructuring reserve...................................         43             47
    Other current liabilities...............................        116             98
                                                                 ------         ------
        Total current liabilities...........................        960          1,022
Pension and postretirement benefits.........................        296            288
Long-term debt..............................................        440            451
Other liabilities...........................................        107            116
                                                                 ------         ------
        Total liabilities...................................      1,803          1,877
                                                                 ------         ------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000
  shares authorized and no shares issued and outstanding....         --             --
Class A common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 799,330,313 shares
  issued and outstanding as of December 31, 2003 after
  deducting 4,281 shares in treasury and 785,090,755 shares
  issued and outstanding as of September 30, 2003 after
  deducting 4,281 shares in treasury........................          8              8
Class B common stock, par value $0.01 per share,
  5,000,000,000 shares authorized and 907,994,888 shares
  issued and outstanding as of December 31, 2003 and
  September 30, 2003, after deducting 105,112 shares in
  treasury..................................................          9              9
Additional paid-in capital..................................      7,373          7,337
Accumulated deficit.........................................     (6,730)        (6,691)
Accumulated other comprehensive loss........................       (151)          (152)
                                                                 ------         ------
        Total stockholders' equity..........................        509            511
                                                                 ------         ------
        Total liabilities and stockholders' equity..........     $2,312         $2,388
                                                                 ------         ------
                                                                 ------         ------

           See Notes to Condensed Consolidated Financial Statements.

                      AGERE SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              ----    ----
OPERATING ACTIVITIES
    Net loss................................................  $(39)   $(146)
    Less: Income from discontinued operations...............    --        7
        Cumulative effect of accounting change..............    --       (5)
                                                              ----    -----
    Loss from continuing operations.........................   (39)    (148)
    Adjustments to reconcile loss from continuing operations
      to net cash provided (used) by operating activities
      from continuing operations:
        Purchased in-process research and development.......    13       --
        Restructuring and other charges -- net of cash
          payments..........................................    22      (16)
        Depreciation and amortization.......................    60       89
        Provision (benefit) for uncollectibles..............    --       (1)
        Provision for deferred income taxes.................     3        5
        Equity loss (earnings) from investments.............     3       (2)
        Dividends received from equity investments..........    20       --
        Amortization of debt issuance costs.................    --        1
        Decrease in receivables.............................    34       16
        Decrease (increase) in inventories..................     2       (8)
        Decrease in accounts payable........................   (42)     (34)
        (Decrease) increase in payroll and benefit
          liabilities.......................................   (15)       2
        Changes in other operating assets and liabilities...   (19)      22
        Other adjustments for non-cash items -- net.........    (2)      --
                                                              ----    -----
Net cash provided (used) by operating activities from
  continuing operations.....................................    40      (74)
Net cash used by operating activities from discontinued
  operations................................................    --      (42)
                                                              ----    -----
Net cash provided (used) by operating activities............    40     (116)
                                                              ----    -----
INVESTING ACTIVITIES
    Capital expenditures....................................   (20)     (30)
    Proceeds from the sale or disposal of property, plant
      and equipment.........................................     1       10
    Decrease (increase) in cash designated as held in
      trust.................................................     5       (4)
                                                              ----    -----
Net cash used by investing activities.......................   (14)     (24)
                                                              ----    -----
FINANCING ACTIVITIES
    Proceeds from the issuance of stock -- net of expense...    13        5
    Principal repayments on short-term debt.................   (19)     (28)
    Principal repayments on long-term debt..................    (8)     (15)
                                                              ----    -----
Net cash used by financing activities.......................   (14)     (38)
                                                              ----    -----
Net increase (decrease) in cash and cash equivalents........    12     (178)
Cash and cash equivalents at beginning of period............   744      891
                                                              ----    -----
Cash and cash equivalents at end of period..................  $756    $ 713
                                                              ----    -----
                                                              ----    -----

           See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Agere Systems Inc. (the 'Company' or 'Agere') is a provider of advanced integrated circuit solutions for applications such as high-density storage, multi-service networking, wireless data and personal computer connectivity. These solutions form the building blocks for a broad range of communications and computing applications. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems.

    On December 31, 2003, the Company acquired TeraBlaze, Inc., a developer of Gigabit Ethernet switching solutions. See Note 5 'Acquisition of TeraBlaze, Inc.' for more information.

    In fiscal 2003, the Company exited its optoelectronic components business. The condensed consolidated financial statements reflect this business as discontinued operations. See Note 6 'Discontinued Operations.'

INTERIM FINANCIAL INFORMATION

    These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ('U.S.'). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's
Form 10-K for the fiscal year ended September 30, 2003. The condensed financial information as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

2. STOCK COMPENSATION PLANS

    The Company applies Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB No. 25') and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation'
('SFAS 123'), as amended by SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure.' Compensation expense net of related tax recorded under APB No. 25, which uses the intrinsic value method, was $0 and $1 for the three months ended December 31, 2003 and 2002, respectively.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The following table illustrates the effect on net loss and loss per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (the 'ESPP'):

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
Net loss:
    As reported.............................................  $  (39)  $ (146)
    Add: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards.............................................     (37)     (34)
                                                              ------   ------
    Pro forma...............................................  $  (76)  $ (180)
                                                              ------   ------
                                                              ------   ------
Basic and diluted loss per share:
    As reported.............................................  $(0.02)  $(0.09)
    Pro forma...............................................  $(0.04)  $(0.11)

    As of December 31, 2003, 249,497,362 stock options were outstanding. The Company granted 61,630,128 stock options from its stock option plans during the first quarter of fiscal 2004, primarily related to broad based grants as part of its annual grant program.

    As of December 31, 2003, 72,776,565 shares remained available for purchase under the ESPP. During the three months ended December 31, 2003, 3,364,278 shares were purchased under the ESPP.

3. RECENT PRONOUNCEMENTS

    On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the 'Act'). The Act expanded Medicare to include, for the first time, coverage of prescription drugs. Agere sponsors retiree medical programs for certain of its locations and this legislation may eventually reduce the Company's costs for some of these programs. The Company is waiting for guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

    Because of various uncertainties related to this legislation, Agere has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board ('FASB') issues final accounting guidance. When issued, the final guidance could require the Company to change previously reported information. The deferral election is permitted under FASB Staff Position No. FAS 106-1, 'Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.'

4. RESTRUCTURING AND OTHER CHARGES -- NET

    For the three months ended December 31, 2003, restructuring and other charges -- net was $47 and includes asset retirement obligation charges of $31 and restructuring and related expenses of $16. Restructuring and other charges -- net was $25 for the three months ended December 31, 2002, comprised entirely of restructuring and related expenses.

    ASSET RETIREMENT OBLIGATION

    In the first quarter of fiscal 2004, the Company recorded a $31 charge within restructuring and other charges -- net for an asset retirement obligation. This liability relates to the decommissioning of the Company's Allentown and Reading, Pennsylvania former manufacturing facilities that is expected to be substantially complete by the middle of fiscal 2005. The Company made $5 of cash payments toward

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

this obligation during the first quarter of fiscal 2004 and the remaining balance of $26 as of December 31, 2003 is recorded in other current liabilities. There was no asset retirement obligation expense associated with the Company's restructuring activities for the three months ended December 31, 2002.

RESTRUCTURING AND RELATED EXPENSES

    The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of the optoelectronic components business. Charges and credits related to continuing operations are included in restructuring and other charges -- net, while charges and credits related to discontinued operations are included in income from discontinued operations (net of taxes). The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

THREE MONTHS ENDED DECEMBER 31, 2003

    The following table sets forth the Company's restructuring reserve as of December 31, 2003 and the activity affecting the reserve for the three months ended December 31, 2003:

                                                                THREE MONTHS ENDED
                                                                DECEMBER 31, 2003
                               SEPTEMBER 30,     ------------------------------------------------     DECEMBER 31,
                                   2003            RESTRUCTURING                                          2003
                             -----------------      AND RELATED          NON-CASH                   -----------------
                               RESTRUCTURING     -----------------   -----------------     CASH       RESTRUCTURING
                                  RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS        RESERVE
                                  -------        -------   -------   -------   -------   --------        -------
Workforce reductions.......         $11            $ 7       $--       $--       $--       $(10)           $ 8
Rationalization of
  manufacturing capacity
  and other charges........          36              9        --        --        --        (10)            35
                                    ---            ---       ---       ---       ---       ----            ---
    Total..................         $47            $16       $--       $--       $--       $(20)           $43
                                    ---            ---       ---       ---       ---       ----            ---
                                    ---            ---       ---       ---       ---       ----            ---
Continuing operations......                        $16       $--       $--       $--       $(20)
Discontinued operations....                         --        --        --        --         --
                                                   ---       ---       ---       ---       ----
    Total..................                        $16       $--       $--       $--       $(20)
                                                   ---       ---       ---       ---       ----
                                                   ---       ---       ---       ---       ----

    Workforce Reductions

    During the first quarter of fiscal 2004, the Company recorded restructuring charges of $7 related to additional domestic and international workforce reductions of approximately 35 employees and revisions of prior cost estimates.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $9 in the first quarter of fiscal 2004 relating to the rationalization of under-utilized manufacturing facilities and other restructuring related activities. These charges consist of $4 for asset decommissioning costs and $5 for other related costs.

    Restructuring Reserve Balances as of December 31, 2003

    The Company anticipates that the majority of the $8 restructuring reserve relating to workforce reductions as of December 31, 2003 will be paid by the end of fiscal 2004. The Company also anticipates that the restructuring reserve of $35 relating to the rationalization of manufacturing capacity and other charges as of December 31, 2003 will be paid as follows: contract terminations of $5 will be paid $1 per quarter through the second quarter of fiscal 2005; and facility lease termination, facility restoration and

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

other costs of $30 will be paid over the respective lease terms through 2010. The Company expects to fund these cash payments with cash on hand.

THREE MONTHS ENDED DECEMBER 31, 2002

    The following table sets forth the Company's restructuring reserve as of December 31, 2002 and reflects the activity affecting the reserve for the three months ended December 31, 2002:

                                                                  THREE MONTHS ENDED
                                                                  DECEMBER 31, 2002
                                 SEPTEMBER 30,     ------------------------------------------------   DECEMBER 31,
                                     2002            RESTRUCTURING                                        2002
                               -----------------      AND RELATED          NON-CASH                   -------------
                                 RESTRUCTURING     -----------------   -----------------     CASH     RESTRUCTURING
                                    RESERVE        CHARGES   CREDITS   CHARGES   CREDITS   PAYMENTS      RESERVE
                                    -------        -------   -------   -------   -------   --------      -------
Workforce reductions.........        $ 60            $ 7      $(12)     $ --       $ 7       $(34)        $ 28
Rationalization of
  manufacturing capacity and
  other charges..............         102             57       (27)      (32)       10        (19)          91
                                     ----            ---      ----      ----       ---       ----         ----
    Total....................        $162            $64      $(39)     $(32)      $17       $(53)        $119
                                     ----            ---      ----      ----       ---       ----         ----
                                     ----            ---      ----      ----       ---       ----         ----
Continuing operations........                        $54      $(29)     $(31)      $12       $(41)
Discontinued operations......                         10       (10)       (1)        5        (12)
                                                     ---      ----      ----       ---       ----
    Total....................                        $64      $(39)     $(32)      $17       $(53)
                                                     ---      ----      ----       ---       ----
                                                     ---      ----      ----       ---       ----

    Workforce Reductions

    During the first quarter of fiscal 2003, the Company recorded restructuring cash charges of $7 and credits of $12 related to workforce reductions. The credits are principally due to the reversal of severance and benefit costs associated with approximately 340 employees who joined TriQuint Semiconductor, Inc. ('TriQuint'). Of this credit, $7 is a non-cash credit primarily due to the decrease in severance and benefits to be paid from the Company's pension assets.

    Rationalization of Manufacturing Capacity and Other Charges

    The Company recorded restructuring and related charges of $57 in the first quarter of fiscal 2003 relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring related activities. Of the charges recorded for the first quarter of fiscal 2003, $23 was for asset impairments, $8 for facility closings, $5 for contract terminations, $9 for additional depreciation and $12 for other related costs. The asset impairment charges of $23, include $11 related to the resizing of Orlando's research and development and manufacturing operations and $12 for all other impairments related to the rationalization of under-utilized manufacturing facilities. The facility closing charges of $8 are due to facility lease terminations, including non-cancelable leases, and facility restoration costs associated with exiting the portion of the optoelectronic components business located in Irwindale, California. The additional depreciation charges of $9 were recognized due to shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The $12 of other related costs was incurred to implement the restructuring initiatives and includes costs for the relocation and training of employees and for the relocation of equipment.

    The Company recorded restructuring credits of $27 in the first quarter of fiscal 2003. These credits consisted of $10 for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions and $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 for related asset decommissioning costs.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. ACQUISITION OF TERABLAZE, INC.

    On December 31, 2003, the Company acquired TeraBlaze, Inc. ('TeraBlaze'), a developer of Gigabit Ethernet switching solutions, for approximately $21. The Company issued 6,921,188 shares of Class A common stock in exchange for all the outstanding shares of TeraBlaze, of which 692,119 shares are being held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. If such shares are not needed to satisfy any claims made, a portion of these shares will be released on each of the first and second anniversary of the acquisition date.

    The acquisition of TeraBlaze was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on the relative fair market values. The condensed consolidated financial statements include the results of operations for TeraBlaze from the date of acquisition. The allocation of the purchase price by major balance sheet line item is provided below. The final allocation of the purchase price is contingent on the revision of estimates. The Company does not expect the final allocations to differ materially from the preliminary allocation.

Goodwill....................................................  $10
In-process research and development.........................   13
Current liabilities.........................................   (2)
                                                              ---
    Total...................................................  $21
                                                              ---
                                                              ---

    The only acquired intangible asset apart from goodwill was in-process research and development. The goodwill has been assigned to the Infrastructure segment and is not deductible for tax purposes.

    Approximately $13 of the purchase price represents the fair value of acquired in-process research and development which has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development consists of one project, the development of Gigabit Ethernet switching technology. The fair value of this project was determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. A discount rate of 40% was used, which reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

6. DISCONTINUED OPERATIONS

    On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The Company reflected this business as discontinued operations beginning in fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. The revenues, costs and expenses directly associated with this business have been classified as discontinued operations in the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest were not allocated to discontinued operations. Revenue recorded within income from discontinued operations was $54 for the three months ended December 31, 2002. Income from discontinued operations before income taxes was $7 for the three months ended December 31, 2002. There is no revenue or expenses for discontinued operations in the three months ended December 31, 2003.

    During the second quarter of fiscal 2003, the Company sold a portion of its optoelectronic components business to TriQuint for $40 in cash and the remainder of that business to EMCORE Corporation for $25 in cash. The Company has completed its exit from the optoelectronic components business as a result of these two sales.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

7. ACCOUNTS RECEIVABLE SECURITIZATION

    Agere Systems Inc. and certain of its subsidiaries amended the accounts receivable securitization agreement on October 3, 2003. Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC ('ASRF'). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement expires on October 1, 2004.

    ASRF had borrowings of $135 and $154 outstanding under this agreement as of December 31, 2003 and September 30, 2003, respectively. The majority of the Company's accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of December 31, 2003 and September 30, 2003, $198 and $228, respectively of gross receivables were pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed was 1.16% as of December 31, 2003. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the total $200 loan commitment. As of December 31, 2003, the commitment fee was 1.5% per annum. If the Company's credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

    ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

8. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective October 1, 2002, the Company adopted SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002 resulted in capitalizing a net long-lived asset of $2, related to the restoration of leased facilities, recording an associated liability of $7 and a cumulative loss of $5. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets.

9. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

    The Company recorded increased depreciation of $5 for the three months ended December 31, 2003, all of which is recorded in costs. The Company recorded increased depreciation of $26 for the three months ended December 31, 2002, $17 of which is recorded in costs and $9 is recorded in restructuring and other charges-net. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Company's restructuring activities. This additional depreciation is reflected in net loss and resulted in no change in the per share loss for the three months ended December 31, 2003 and an increase of $0.02 in the per share loss for the three months ended December 31, 2002.

    For the three months ended December 31, 2003, the Company recorded a provision for income taxes of $3 on a pre-tax loss of $36 yielding an effective tax rate of (8.3)%. This rate differs from the statutory rate primarily due to recording a full valuation allowance against U.S. net deferred tax assets, the impact of the non-tax deductible in-process research and development charge related to the acquisition of TeraBlaze, and the provision for taxes in non U.S. jurisdictions. For the three months ended December 31, 2002, the Company recorded a provision for income taxes of $24 on pre-tax loss from continuing operations of $124, yielding an effective tax rate of (19.4)%, due to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

BALANCE SHEET INFORMATION

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2003           2003
                                                                  ----           ----
Inventories:
    Finished goods..........................................      $ 46           $ 38
    Work in process.........................................        69             77
    Raw materials...........................................         5              7
                                                                  ----           ----
    Inventories.............................................      $120           $122
                                                                  ----           ----
                                                                  ----           ----

10. INVESTMENT IN SILICON MANUFACTURING PARTNERS

    In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. ('SMP'), with Chartered Semiconductor Manufacturing Ltd. ('Chartered Semiconductor'), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. As of December 31, 2003, the Company's investment in SMP was $178, of which $20 is a dividend receivable recorded in other current assets and $158 is recorded in other assets. The Company's investment in SMP was $197 as of September 30, 2003, and was recorded in other assets.

    For the three months ended December 31, 2003 and 2002, the Company recognized an equity loss of $3 and equity earnings of $2 from SMP, respectively, recorded in other income -- net. The Company received a dividend of $20 from SMP for the three months ended December 31, 2003. No dividends were received in the prior year quarter. SMP reported net income of $12 and net loss of $9 for the three months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, SMP reported total assets of $478 and total liabilities of $275 compared to total assets of $489 and total liabilities of $247 as of September 30, 2003.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

11. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below.

                                                                  THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                                ----        ----
Net loss....................................................    $(39)       $(146)
Other comprehensive income:
    Unrealized gain on cash flow hedges.....................       1           --
                                                                ----        -----
        Total comprehensive loss............................    $(38)       $(146)
                                                                ----        -----
                                                                ----        -----

    The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee.

12. LOSS PER COMMON SHARE

    Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended December 31, 2003, 249,497,362 outstanding stock options, 123,960,695 potential common shares related to convertible notes and 26,293 potential common shares related to other stock units have been excluded from the December 31, 2003 calculation of diluted loss per share because their effect would be anti-dilutive. As a result of the net loss reported for the three months ended December 31, 2002, 230,287,098 outstanding stock options and 123,960,695 potential common shares related to convertible notes have been excluded from the December 31, 2002 calculation of diluted loss per share because their effect would be anti-dilutive.

13. INTANGIBLE ASSETS

    The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, 'Goodwill and Other Intangible Assets.' The following table reflects intangible assets by major class and the related accumulated amortization:

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2003            2003
                                                                  ----            ----
Amortized intangible assets:
    Existing technology.....................................      $ 34            $ 34
    Less: accumulated amortization..........................        23              21
                                                                  ----            ----
    Amortized intangible assets -- net......................      $ 11            $ 13
                                                                  ----            ----
                                                                  ----            ----
Unamortized intangible assets:
    Goodwill:
        Client segment......................................      $ 79            $ 79
        Infrastructure segment..............................        40              30
                                                                  ----            ----
            Total goodwill..................................      $119            $109
                                                                  ----            ----
                                                                  ----            ----

    Intangible asset amortization expense for the three months ended
December 31, 2003 and 2002 was $2. Intangible asset amortization expense for the remainder of fiscal 2004 is estimated to be $5. The amortization for future fiscal years is estimated to be:

                                                              2005   2006   2007   2008
                                                              ----   ----   ----   ----
Amortization expense........................................   $3     $1     $1     $1

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

14. OPERATING SEGMENTS

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

    The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. Prior to the reflection of the Company's optoelectronic components business as discontinued operations, the Infrastructure Systems segment also included the results of operations from this business.

    Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income
(loss), exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges, and net gain on the sale of operating assets.

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

REPORTABLE SEGMENTS

                                                                  THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                                ----        ----
Revenue
    Client Systems..........................................    $398        $300
    Infrastructure Systems..................................     118         136
                                                                ----        ----
        Total...............................................    $516        $436
                                                                ----        ----
                                                                ----        ----
Operating income (loss) (excluding amortization of acquired
  intangible assets, purchased in-process research and
  development, net restructuring and other charges and net
  gain on sale of operating assets)
    Client Systems..........................................    $ 40        $(76)
    Infrastructure Systems..................................      (4)        (11)
                                                                ----        ----
        Total...............................................    $ 36        $(87)
                                                                ----        ----
                                                                ----        ----

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the significant line items in the condensed consolidated statements of operations is shown below.

                                                                  THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                                ----        ----
Reportable segment operating income (loss)..................    $ 36        $ (87)
Less:
    Amortization of acquired intangible assets..............       2            2
    Purchased in-process research and development...........      13           --
    Restructuring and other charges -- net..................      47           25
    Gain on sale of operating assets -- net.................      (1)          --
                                                                ----        -----
        Total operating loss................................    $(25)       $(114)
                                                                ----        -----
                                                                ----        -----

15. FINANCIAL GUARANTEES

    A subsidiary of Agere Systems Inc. has guaranteed $9 of debt and interest incurred by SMP. As of December 31, 2003, the Company believes it is unlikely that the subsidiary would be required to make any payments associated with this guarantee. No liability is recorded since recognition of guarantee liabilities is required only for guarantees issued or modified after December 31, 2002 and the Company entered into this guarantee prior to that date.

    Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments that the Company could be liable for is $6 as of December 31, 2003. As of December 31, 2003, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

    Agere Systems Inc. includes indemnification clauses in its standard terms and conditions for product sales agreements, which indemnify its customers from third party intellectual property infringement litigation. Also, the Company's installment note contains an indemnification clause in which Agere provides indemnification against any claims, liabilities, losses and costs associated with the collateral named in the agreement. There are no liabilities recorded as of December 31, 2003 for indemnification clauses since the fair value of potential obligations cannot be estimated.

    The Company's policy is to record a liability, which is reflected within other current liabilities, for known or potential warranty claims based on historical experience. The table below presents a reconciliation of the changes in the Company's aggregate product warranty liability for continuing operations for the three months ended December 31, 2003 and 2002:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2003            2002
                                                                  ----            ----
Balance as of beginning of period...........................       $ 3             $ 4
    Accruals (reversals) for new and pre-existing warranties
      (including changes in estimates)......................        (1)              1
    Settlements made (in cash or in kind) during the
      period................................................        --              (1)
                                                                   ---             ---
Balance as of end of period.................................       $ 2             $ 4
                                                                   ---             ---
                                                                   ---             ---

16. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at December 31, 2003, would not be material to the annual consolidated financial statements.

    The Company has an agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP's integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency. Based on forecasted demand, the Company believes it is unlikely that it would have to pay any significant amounts for underutilization in the near future. However, if the Company's purchases under this agreement are less than anticipated, the Company's cash obligation to SMP may be significant.

LEGAL PROCEEDINGS

    On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation ('Intersil') in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company's patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and is seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, the Company filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional Company patents -- three covering semiconductor processing and one covering integrated circuits for wireless networking. The Company is seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. The Company believes that Intersil's claims are without merit.

    On October 30, 2002, Choice-Intersil Microsystems, Inc. ('Choice-Intersil'), filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil's motion for a preliminary injunction and holding that the Company had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. The Company believes that Choice-Intersil's claims are without merit.

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

    On August 28, 2003, GlobespanVirata, Inc. acquired Intersil's wireless networking product group, and the Company has added Globespan Virata, Inc. as a defendant in both the Delaware and Pennsylvania proceedings.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the consolidated and combined financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of December 31, 2003, cannot be estimated.

17. SUBSEQUENT EVENTS

SINGAPORE TAX HOLIDAY

    As of January 1, 2004, Agere's Pioneer tax holiday in Singapore expired. The Company is in the process of applying for a renewal of the tax holiday with the Economic Development Board ('EDB') of Singapore. The type and length of any tax holiday to be granted is at the discretion of the EDB. The Company will record a deferred tax asset of $81 which the Company estimates will reverse at post Pioneer holiday tax rates. A full valuation allowance will be recorded as realization of these assets is uncertain.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

TAX SETTLEMENT

    Agere is party to a tax sharing agreement with Lucent Technologies Inc. ('Lucent') and is liable for tax adjustments that are attributable to its business as well as a portion of certain shared tax adjustments during the years prior to the separation from Lucent, which includes the period during which Lucent was part of AT&T Corp. The Company has been advised by Lucent that certain of the Internal Revenue Service audits relating to these pre-separation years have been completed and tax adjustments have been proposed or assessed subject to this tax sharing agreement. The Company expects to have discussions with Lucent related to these tax adjustments during the next few months and based on the limited information received to date, the final settlement is not expected to have a material adverse effect on our results of operations, or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2003 and 2002 and the notes thereto. This discussion contains forward-looking statements. Please see 'Forward-Looking Statements' and 'Factors Affecting Our Future Performance' for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

    We provide advanced integrated circuit solutions that are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

    Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems. The Client segment targets the computer and consumer communications market and the Infrastructure segment targets the network equipment market. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property. The Client segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, data-enabled mobile phones and wireless local area networking. The Infrastructure segment provides integrated circuit solutions to makers of high-speed communications systems. In addition, the Infrastructure segment formerly provided optoelectronic components; however, we have sold those operations and have reflected them as discontinued operations for all periods presented. See Note 6 in Item 1 for additional details.

OPERATING ENVIRONMENT

    Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones and wireless local area networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The Client segment depends on demand for personal computers and associated equipment and tends to experience increases in demand in the September and December quarters as personal computer manufacturers build supplies for the holiday season. Our markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

    Our revenue has increased in each of the last four quarters after reaching a low-point in the first quarter of fiscal 2003. This improvement was driven by increased Client segment revenues due to higher demand for integrated circuits supporting the mobile phone and hard disk drive markets. During the same period, the Infrastructure business continued to decline, however we believe that this business has stabilized and reached the bottom of the decline as we are beginning to see improving demand from wireline and wireless infrastructure applications.

    During fiscal 2003, we substantially completed a major restructuring of our business. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that these customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

    Sold our optoelectronic components business, including the manufacturing facilities associated with that business;

    Reduced our headcount;

    Consolidated our operations into fewer facilities; and

    Closed two integrated circuit wafer manufacturing facilities.

    These restructuring actions have resulted in increased capacity utilization at our remaining manufacturing facilities, reduced fixed costs and eliminated unprofitable businesses and, together with an increase in revenues in our Client segment, have resulted in a significant improvement in our gross margin and net loss. Our target is to end fiscal 2004 with gross margin at the high end of the 45 to 50 percent range. We believe we can achieve this target by continued focus on improving efficiencies in our supply chain, increasing the capacity utilization at our assembly and test facilities as demand increases, and improving yields.

    The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to rely on third-party contract manufacturers to make integrated circuits for us using any manufacturing processes that we do not currently use internally. We also intend to rely on third-party contract manufacturers for additional capacity when our internal facilities are insufficient. We refer to this strategy as our 'fab-lite' strategy. We believe this strategy will lead to lower capital expenditures and fixed costs than if we continued to invest in new manufacturing facilities.

RESTRUCTURING AND DECOMMISSIONING ACTIVITIES

    As a result of our restructuring activities, we recorded $31 million for the decommissioning of the Reading and Allentown manufacturing facilities and $16 million for net restructuring and related charges for continuing operations during the three months ended December 31, 2003, which are classified within restructuring and other charges -- net. We recorded $25 million for net restructuring and related charges for continuing operations during the three months ended December 31, 2002. In addition, within gross margin we recorded approximately $6 million and $25 million of restructuring related charges during the three months ended December 31, 2003 and 2002, respectively, of which $5 million and $17 million respectively, resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

    To complete our remaining restructuring and decommissioning actions, we estimate that we will incur approximately $35 million in additional cash charges, the majority of which is for the remaining consolidation of employees to our Lehigh Valley facility and the trailing costs associated with completing the decommissioning of our manufacturing sites in Allentown and Reading.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policy involves a 'critical accounting estimate' because it is particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Policies and Estimates' in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for other critical accounting policies and estimates.

    In-process research and development

    We review our acquisitions to determine if there are any intangible assets relating to purchased in-process research and development. Projects that have not achieved technological feasibility and have no alternative future use are valued at fair market value using a discounted cash flow analysis and are expensed in the statement of operations on the date of acquisition. The discount rate used reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. When we value in-process research and development, we must make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of these projects, how close the projects are to technological feasibility and how much risk and cost is involved in finalizing the projects. It is reasonably likely that our estimates for these amounts will differ from actual results, in which case our in-process research and development charge may be over- or under-valued, which would also result in an under- or over-valuation of our goodwill.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

    The following table shows the change in revenue, both in dollars and in percentage terms by segment:

                                                          THREE MONTHS
                                                             ENDED
                                                          DECEMBER 31,           CHANGE
                                                         --------------      --------------
                                                         2003      2002       $         %
                                                         ----      ----       -         -
                                                               (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.....................................  $398      $300      $ 98        33%
    Infrastructure Systems.............................   118       136       (18)      (13)
                                                         ----      ----      ----
        Total..........................................  $516      $436      $ 80        18%
                                                         ----      ----      ----
                                                         ----      ----      ----

    Revenue. Revenue increased 18% or $80 million, for the three months ended December 31, 2003, as compared to the same period in 2002. The increase of $98 million within the Client segment was driven primarily by volume increases in the sales of integrated circuits used in mobile phones and system-on-a-chip solutions used in hard disk drives, partially offset by volume and price decreases from wireless local area networking solutions as we transition from providing higher priced cards and modules to providing lower priced chipset-based solutions. Intellectual property licensing revenues in the Client segment were $18 million for the three months ended December 31, 2003, an increase of $6 million from the prior year quarter. The decrease of $18 million within the Infrastructure segment was primarily caused by decreased volume in the mature telephony markets, as demand for older telecommunications focused products continued to decline. Intellectual property licensing revenues in the Infrastructure segment increased $3 million from the prior year quarter to $12 million for the three months ended December 31, 2003.

    Gross margin. Gross margin increased from 25.9% in the prior year quarter to 44.8% in the current quarter, an increase of 18.9 percentage points. Gross margin for the Client segment increased to 38.9% in the current quarter from 12.3% in the prior year quarter. The Client segment margins were positively impacted by a $15 million decrease in restructuring related charges from the prior year quarter, lower manufacturing costs due to a change in product mix to more products that have lower third party manufacturing costs, and higher capacity utilization. Gross margin for the Infrastructure segment increased to 64.4% in the current quarter from 55.9% in the prior year quarter. The Infrastructure segment margin improvement was due to the combination of a $4 million decrease in restructuring related charges from the prior year quarter and higher capacity utilization.

    Selling, general and administrative. Selling, general and administrative expenses increased 4% or $3 million, from $73 million in the three months ended December 31, 2002 to $76 million in the three months ended December 31, 2003. The increase is due to increased bonus accruals for the short-term incentive plan as management currently plans to fund bonuses at a higher level in fiscal 2004 than in fiscal 2003 and increased litigation expenses.

    Research and development. Research and development expenses decreased 6% or $8 million, from $127 million in the prior year quarter to $119 million in the current quarter. The decrease was due to a lower investment in silicon fabrication research due to our conversion to a fab-lite business model and lower outside contractor expenses as we moved work to Agere employees.

    Purchased in-process research and development. Purchased in-process research and development for the three months ended December 31, 2003 was $13 million due to our acquisition of TeraBlaze, Inc.

There was no purchased in-process research and development for the three months ended December 31, 2002. See 'Purchased In-Process Research and Development' for additional details.

    Restructuring and other charges -- net. Net restructuring and other charges increased 88% or $22 million to $47 million for the three months ended December 31, 2003 from $25 million for the three months ended December 31, 2002. See 'Restructuring Activities' for additional details.

    Operating loss. We reported an operating loss of $25 million for the three months ended December 31, 2003, an improvement of $89 million from an operating loss of $114 million reported for the three months ended December 31, 2002. This improvement primarily reflects an increase in gross profit and expense reductions. Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges and net gain on sale of operating assets, which is shown in the following table.

                                                            THREE MONTHS
                                                               ENDED
                                                            DECEMBER 31,          CHANGE
                                                            ------------          ------
                                                           2003      2002       $         %
                                                           ----      ----       -         -
                                                                 (DOLLARS IN MILLIONS)
Operating Segment:
    Client Systems.......................................  $40       $(76)     $116      153%
    Infrastructure Systems...............................   (4)       (11)        7       64
                                                           ---       ----      ----
        Total............................................  $36       $(87)     $123      141%
                                                           ---       ----      ----
                                                           ---       ----      ----

    Provision for income taxes. For the first quarter of fiscal 2004, we recorded a provision for income taxes of $3 million on a pre-tax loss from continuing operations of $36 million, yielding an effective tax rate of (8.3)%. This rate differs from the U.S. statutory rate primarily due to recording a full valuation allowance against U.S. net deferred tax assets, the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze, and the provision for taxes in non U.S. jurisdictions. For the first quarter of fiscal 2003, we recorded a provision for income taxes of $24 million on a pre-tax loss from continuing operations of $124 million, yielding an effective tax rate of (19.4)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in foreign jurisdictions.

    Income from discontinued operations. Income from discontinued operations was $7 million with income per share of $0.00 for the three months ended December 31, 2002. There was no income from discontinued operations in the current fiscal quarter. See Note 6 to our financial statements in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2003, our cash in excess of short-term debt was $577 million, which reflects $756 million of cash and cash equivalents less $135 million of borrowings under our accounts receivable securitization facility, $38 million from the current portion of our capitalized lease obligations, and $6 million from the current portion of our installment loan. In addition, we have $16 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of December 31, 2003, our long-term debt was $440 million, which consists of $410 million of convertible subordinated notes due in 2009, $21 million from the non-current portion of our capitalized lease obligations, and $9 million from the non-current portion of our installment loan.

    Net cash provided by operating activities from continuing operations was $40 million for the three months ended December 31, 2003 compared with net cash used in operating activities from continuing operations of $74 million for the three months ended December 31, 2002. This improvement in cash provided/used by operating activities is primarily driven by higher sales volumes and improved cash collections on accounts receivable as our number of days sales outstanding improved. In addition, we had a $28 million decrease in cash payments for restructuring and related activities, $20 million in dividends received from our joint venture with Silicon Manufacturing Partners Pte Ltd, offset in part by a $25 million decrease in cash due to higher bonus payments.

    Net cash used by investing activities was $14 million for the three months ended December 31, 2003 compared with $24 million for the three months ended December 31, 2002. The decrease in cash used by investing activities in the current year quarter is due to a decrease of $10 million in capital expenditures, primarily related to increased spending in the prior year quarter to establish testing equipment for system-on-a-chip solutions. In addition, there was a $9 million decrease due to the change from a $4 million increase in cash held in trust in the prior year quarter to a $5 million decrease in cash held in trust in the current year quarter, offset by a $9 million decrease in proceeds from the sale or disposal of property, plant and equipment.

    Net cash used by financing activities was $14 million for the three months ended December 31, 2003, compared with $38 million for the three months ended December 31, 2002. The decrease in cash used by financing activities in the current year quarter is mainly due to the following factors: a $9 million decrease due to repayments of amounts outstanding under our accounts receivable securitization facility of $19 million in the current year quarter compared to repayments of $28 million in the prior year quarter, an increase of $8 million in net proceeds from the issuance of common stock under our employee stock plans in the current year quarter, and $7 million in lower payments on our capital lease obligations.

    We have entered into a securitization agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans secured by certain of our accounts receivable. The financial institutions have commitments under the related loan agreement of up to $200 million; however, the amount that can be borrowed at any time depends on the amount and nature of our accounts receivable. The loan agreement, as amended on October 3, 2003, expires on October 1, 2004. As of December 31, 2003, $135 million was outstanding under this agreement. See Note 7 to our financial statements in Item 1 of Part I for a description of the structure of the transaction and additional details.

    The majority of our accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of December 31, 2003, $198 million of gross receivables was pledged as security for the outstanding loans. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. In addition, we pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of December 31, 2003, our credit ratings were BB- with a stable outlook from Standard & Poor's and B2 with a stable outlook from Moody's. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

    The loan agreement has a financial covenant which requires us to achieve a minimum level of earnings before interest, taxes, and depreciation and amortization each quarter. A covenant violation will end our ability to obtain further loans under the agreement, but will not accelerate payment or require an immediate cash outlay to cover amounts previously loaned under the accounts receivable securitization.

    Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents on hand will be sufficient to meet our projected cash requirements for the next 12 months and for the foreseeable future thereafter because we believe our cash flow from operations will exceed our cash requirements.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    On December 31, 2003, we acquired TeraBlaze, a developer of Gigabit Ethernet switching solutions, for approximately $21 million in Agere Class A common stock. On the date of acquisition, we expensed $13 million of the purchase price as in-process research and development. This represents the fair value of the technology we acquired which has not yet reached technological feasibility and has no alternative future use.

    At the date of acquisition, TeraBlaze did not have any developed technology. It had one project underway to develop Gigabit Ethernet switching solutions. We expect to use this technology to deliver high-density switching solutions to serve the Gigabit Ethernet market. We expect to use this switch-on-a-chip technology to provide single-chip Gigabit Ethernet solutions to equipment providers addressing small office, home office and enterprise applications. Based on the complexity and specific nature of this technology, there would be no specific alternative future use for this technology if we are unsuccessful in our development efforts.

    We determined the fair value of the in-process research and development using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. We used a discount rate of 40%, which reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. As of the acquisition date, this project was estimated to be 70% complete, based on time, man-months completed and functionality. Costs to complete this project are estimated to be about $5 million. The remaining development effort includes preparing a mask set and testing the product. We expect to complete these steps by September 2004 and will release samples to our customers at that time. We anticipate that we will begin generating revenues and net cash inflows from this product in the third quarter of fiscal 2005.

RECENT PRONOUNCEMENTS

    On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. That law expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree medical programs for certain of our locations and this legislation may eventually reduce our costs for some of these programs.

    At this point, our investigation into our response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

    Because of various uncertainties related to this legislation, we have elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. This deferral election is permitted under FSP FAS 106-1.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in our financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although we believe that our reserves are adequate, including those covering our potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on our financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of December 31, 2003, cannot be estimated.

LEGAL PROCEEDINGS

    On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed six of our patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and are seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, we filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional patents -- three covering semiconductor processing and one covering integrated circuits for wireless networking. We are seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. We believe that Intersil's claims are without merit.

    On October 30, 2002, Choice-Intersil Microsystems, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent Technologies Inc. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil's motion for a preliminary injunction and holding that we had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. We believe that Choice-Intersil's claims are without merit.

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

    On August 28, 2003, GlobespanVirata, Inc. acquired Intersil's wireless networking product group and we have added Globespan Virata as a defendant in both the Delaware and Pennsylvania proceedings.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,'

'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

FACTORS AFFECTING OUR FUTURE PERFORMANCE

    The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, could affect our future performance and the price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. See Item
2 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management' for additional details.

ITEM 4. CONTROLS AND PROCEDURES

    With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings.'

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Unregistered Sales of Common Stock

    On December 31, 2003, we acquired TeraBlaze, Inc., a developer of Gigabit Ethernet switching solutions. As part of the acquisition, we issued 6,921,188 shares of Class A common stock to the TeraBlaze shareholders in exchange for all the outstanding shares of TeraBlaze. The shares were issued in a private, directly negotiated transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Our reliance on this exemption was based in principal part on certain factual representations received from the former TeraBlaze stockholders who received the shares.

ITEM 5. OTHER INFORMATION

    This report on Form 10-Q reflects an adjustment to information contained in our January 27, 2004 news release, which was filed with the Securities and Exchange Commission as an exhibit to a report on Form 8-K on that date. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect accounts payable of $203 million, a decrease of $7 million and short-term debt of $179 million, an increase of $7 million. Correspondingly, the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2003 has been revised to reflect cash provided by operating activities of $40 million, a decrease of $7 million and cash used by financing activities of $14 million, a decrease of $7 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        See Exhibit Index.

    (b) Reports on Form 8-K

        Current Report on Form 8-K furnished October 28, 2003 pursuant to
        Item 7 (Financial Statements, Pro Forma Financial Information and Other) and Item 12 (Results of Operations and Financial Condition).

        Current Report on Form 8-K furnished November 12, 2003 pursuant to
        Item 7 (Financial Statements, Pro Forma Financial Information and Other), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

        Current Report on Form 8-K/A furnished November 13, 2003 pursuant to
        Item 7 (Financial Statements, Pro Forma Financial Information and Other), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AGERE SYSTEMS INC.


Date February 4, 2004                               /s/ JOHN W. GAMBLE, JR.
                                                 ..............................
                                                        JOHN W. GAMBLE, JR.
                                                  EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS NO                           DESCRIPTION
-----------                           -----------
    31.1      Certification of Chief Executive Officer pursuant to Rule
              13a-14(a)
    31.2      Certification of Chief Financial Officer pursuant to Rule
              13a-14(a)
    32.1      Certification of Chief Executive Officer pursuant to 18
              U.S.C. 1350
    32.2      Certification of Chief Financial Officer pursuant to 18
              U.S.C. 1350