Form 10-Q
period 2004-03-31
AGERE SYSTEMS INC
filed 2004-05-07
CIK 1129446

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 7, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-16397

AGERE SYSTEMS INC.

A Delaware Corporation	I.R.S. Employer No. 22-3746606

1110 American Parkway NE, Allentown, PA 18109

Telephone - 610-712-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 30, 2004, 806,545,529 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

AGERE SYSTEMS INC.
FORM 10-Q
For the quarterly period ended March 31, 2004
TABLE OF CONTENTS

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Revenue	$462	$443	$978	$879
Costs	254	326	539	649
Gross profit	208	117	439	230
Operating expenses:
Selling, general and administrative	70	78	146	151
Research and development	128	116	247	243
Amortization of acquired intangible assets	1	3	3	5
Purchased in-process research and development	—	—	13	—
Restructuring and other charges—net	7	68	54	93
Loss on sale of operating assets—net	1	2	—	2
Total operating expenses	207	267	463	494
Operating income (loss)	1	(150)	(24)	(264)
Other income—net	4	13	5	16
Interest expense	10	11	22	24
Loss from continuing operations before income taxes	(5)	(148)	(41)	(272)
(Benefit) provision for income taxes	(79)	30	(76)	54
Income (loss) from continuing operations	74	(178)	35	(326)

Discontinued operations:
Income from operations of discontinued business (net of taxes)	—	12	—	19
Gain on disposal of discontinued business (net of taxes)	—	41	—	41
Income from discontinued operations	—	53	—	60

Income (loss) before cumulative effect of accounting change	74	(125)	35	(266)
Cumulative effect of accounting change (net of taxes)	—	—	—	(5)
Net income (loss)	$74	$(125)	$35	$(271)

Basic and diluted income (loss) per share information:
Income (loss) from continuing operations	$0.04	$(0.11)	$0.02	$(0.20)
Income from discontinued operations	—	0.03	—	0.04
Income (loss) before cumulative effect of accounting change	0.04	(0.08)	0.02	(0.16)
Cumulative effect of accounting change	—	—	—	—
Net income (loss)	$0.04	$(0.08)	$0.02	$(0.16)
Weighted average shares outstanding—basic (in millions)	1,711	1,656	1,704	1,652
Weighted average shares outstanding—diluted (in millions)	1,734	1,656	1,727	1,652

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$763	$744
Cash held in trust	16	21
Trade receivables, less allowances of $3 and $6 as of March 31, 2004 and September 30, 2003, respectively	223	265
Inventories	146	122
Other current assets	70	52
Total current assets	1,218	1,204
Property, plant and equipment—net of accumulated depreciation and amortization of $1,418 and $1,347 as of March 31, 2004 and September 30, 2003, respectively	710	778
Goodwill	119	109
Acquired intangible assets—net of accumulated amortization	10	13
Other assets	215	284
Total assets	$2,272	$2,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$191	$245
Payroll and related benefits	108	109
Short-term debt	153	195
Income taxes payable	245	328
Restructuring reserve	38	47
Other current liabilities	101	98
Total current liabilities	836	1,022
Pension and postretirement benefits	305	288
Long-term debt	427	451
Other liabilities	102	116
Total liabilities	1,670	1,877

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 805,467,388 shares issued and outstanding as of March 31, 2004 after deducting 4,281 shares in treasury and 785,090,755 shares issued and outstanding as of September 30, 2003 after deducting 4,281 shares in treasury	8	8
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of March 31, 2004 and September 30, 2003, after deducting 105,112 shares in treasury	9	9
Additional paid-in capital	7,391	7,337
Accumulated deficit	(6,656)	(6,691)
Accumulated other comprehensive loss	(150)	(152)
Total stockholders’ equity	602	511
Total liabilities and stockholders’ equity	$2,272	$2,388

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$35	$(271)
Less: Income from discontinued operations	—	60
Cumulative effect of accounting change	—	(5)
Income (loss) from continuing operations	35	(326)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities from continuing operations:
Purchased in-process research and development	13	—
Restructuring and other charges – net of cash payments	11	20
Depreciation and amortization	112	181
Provision for inventory write-downs	3	—
Benefit for uncollectibles	(3)	—
(Benefit) provision for deferred income taxes	(43)	11
Equity loss (earnings) from investments	3	(12)
Dividends received from equity investments	40	—
Decrease in receivables	46	21
(Increase) decrease in inventories	(27)	3
Decrease in accounts payable	(54)	(34)
Increase in payroll and benefit liabilities	4	17
(Decrease) increase in tax payables	(40)	19
Changes in other operating assets and liabilities	(15)	5
Other adjustments for non-cash items - net	(2)	4
Net cash provided (used) by operating activities from continuing operations	83	(91)
Net cash used by operating activities from discontinued operations	—	(59)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	83	(150)

INVESTING ACTIVITIES
Capital expenditures	(35)	(53)
Proceeds from the sale or disposal of property, plant and equipment	1	11
Net proceeds from disposition of businesses	—	64
Proceeds from sales of investments	4	9
Decrease (increase) in cash designated as held in trust	5	(2)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(25)	29

FINANCING ACTIVITIES
Proceeds from the issuance of stock – net of expense	27	8
Proceeds from the issuance of long-term debt	—	20
Principal repayments on short-term debt	(27)	(48)
Principal repayments on long-term debt	(39)	(23)
NET CASH USED BY FINANCING ACTIVITIES	(39)	(43)

Net increase (decrease) in cash and cash equivalents	19	(164)
Cash and cash equivalents at beginning of period	744	891
Cash and cash equivalents at end of period	$763	$727

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

1. Background and Basis of Presentation

Background

Agere Systems Inc. (the “Company” or “Agere”) is a provider of advanced integrated circuit solutions for applications such as high-density storage, multi-service networking, wireless data and personal computer connectivity. These solutions form the building blocks for a broad range of communications and computing applications. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems.

On December 31, 2003, the Company acquired TeraBlaze, Inc., a developer of Gigabit Ethernet switching solutions. See Note 5 “Acquisition of TeraBlaze, Inc.” for more information.

In fiscal 2003, the Company exited its optoelectronic components business. The condensed consolidated financial statements reflect this business as discontinued operations. See Note 6 “Discontinued Operations.”

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S.”). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2003. The condensed financial information as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

2. Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Compensation expense net of related tax recorded under APB No. 25, which uses the intrinsic value method, was $0 for the three months ended March 31, 2004 and 2003 and $0 and $1 for the six months ended March 31, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (the “ESPP”):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$74	$(125)	$35	$(271)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	39	35	70	69
Pro forma	$35	$(160)	$(35)	$(340)

Basic and diluted income (loss) per share:
As reported	$0.04	$(0.08)	$0.02	$(0.16)
Pro forma	$0.02	$(0.10)	$(0.02)	$(0.21)

Stock options outstanding as of March 31, 2004 were 243,525,022. The Company granted 62,900,578 stock options from its stock option plans during the six months ended March 31, 2004, primarily as part of its broad based annual grant program.

As of March 31, 2004, 72,776,655 shares remained available for purchase under the ESPP. For the six months ended March 31, 2004, 3,364,278 shares were purchased under the ESPP.

3. Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage of prescription drugs. Agere sponsors retiree medical programs for certain of its locations and this legislation may eventually reduce the Company’s costs for some of these programs. The Company is waiting for final guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on a preliminary analysis, the Company believes that the cost savings from the Act will not have a material effect on the Company’s financial condition or results of operations.

Because of various uncertainties related to this legislation, Agere has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board (“FASB”) issues final accounting guidance. The deferral election is permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

4. Restructuring and Other Charges – Net

For the three and six months ended March 31, 2004, restructuring and other charges – net were $7 and $54, respectively. These amounts include asset retirement obligation charges of $1 and $32, respectively, and restructuring and related expenses of $6 and $22, respectively. Restructuring and other charges – net were $68 and $93 for the three and six months ended March 31, 2003, comprised entirely of restructuring and related expenses.

Asset Retirement Obligation

In fiscal 2004, the Company recorded charges for an asset retirement obligation of $1 and $32 for the three and six months ended March 31, 2004, respectively, within restructuring and other charges – net. These charges relate to the decommissioning of the Company’s Allentown and Reading, Pennsylvania former manufacturing facilities that is expected to be substantially complete by the middle of fiscal 2005. The Company made $7 and $12 of cash payments toward this obligation during the three and six months ended March 31, 2004, respectively. The remaining balance of $20 as of March 31, 2004 is recorded in other current liabilities. There was no asset retirement obligation expense associated with the Company’s restructuring activities for the three and six months ended March 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Restructuring and Related Expenses

The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions included workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of the optoelectronic components business. Charges and credits related to continuing operations are included in restructuring and other charges – net, while charges and credits related to discontinued operations are included in income from discontinued operations (net of taxes). The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

Three and Six Months Ended March 31, 2004

The following tables set forth the Company’s restructuring reserve as of March 31, 2004 and reflect the activity affecting the reserve for the three and six months ended March 31, 2004:

		Three Months Ended March 31, 2004
	December 31, 2003	Restructuring and Related		Non-Cash			March 31, 2004
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$8	$2	$—	$—	$—	$(4)	$6
Rationalization of manufacturing capacity and other charges	35	4	—	—	—	(7)	32
Total	$43	$6	$—	$—	$—	$(11)	$38

Continuing operations		$6	$—	$—	$—	$(11)
Discontinued operations		—	—	—	—	—
Total		$6	$—	$—	$—	$(11)

		Six Months Ended March 31, 2004
	September 30, 2003	Restructuring and Related		Non-Cash			March 31, 2004
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$11	$9	$—	$—	$—	$(14)	$6
Rationalization of manufacturing capacity and other charges	36	13	—	—	—	(17)	32
Total	$47	$22	$—	$—	$—	$(31)	$38

Continuing operations		$22	$—	$—	$—	$(31)
Discontinued operations		—	—	—	—	—
Total		$22	$—	$—	$—	$(31)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Workforce Reductions

The Company recorded restructuring charges of $2 and $9 for the three and six months ended March 31, 2004, respectively related to additional domestic and international workforce reductions of approximately 7 and 42 employees, respectively, and revisions of prior cost estimates.

Rationalization of Manufacturing Capacity and Other Charges

The Company recorded restructuring and related charges of $4 and $13 for the three and six months ended March 31, 2004, respectively relating to the rationalization of under-utilized manufacturing facilities and other restructuring related activities. These charges consist of $1 and $5 for asset decommissioning costs for the three and six months ended March 31, 2004, respectively. Other restructuring and related activities were $3 and $8 for the three and six months ended March 31, 2004, respectively, and include costs for the relocation of employees and equipment.

Restructuring Reserve Balances as of March 31, 2004

The Company anticipates the majority of the $6 restructuring reserve relating to workforce reductions as of March 31, 2004 to be paid by the end of fiscal 2004. The Company also anticipates that the restructuring reserve of $32 relating to the rationalization of manufacturing capacity and other charges as of March 31, 2004 will be paid as follows: $4 in contract terminations will be paid $1 per quarter through the second quarter of fiscal 2005; and facility lease termination, facility restoration and other costs of $28 will be paid over the respective lease terms through 2010. The Company expects to fund these cash payments with cash on hand.

Three and Six Months Ended March 31, 2003

The following tables set forth the Company’s restructuring reserve as of March 31, 2003 and reflect the activity affecting the reserve for the three and six months ended March 31, 2003:

		Three Months Ended March 31, 2003
	December 31, 2002	Restructuring and Related		Non-Cash			March 31, 2003
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$28	$40	$(2)	$(25)	$—	$(17)	$24
Rationalization of manufacturing capacity and other charges	91	34	(14)	(22)	2	(20)	71
Total	$119	$74	$(16)	$(47)	$2	$(37)	$95

Continuing operations		$73	$(5)	$(46)	$(4)	$(32)
Discontinued operations		1	(11)	(1)	6	(5)
Total		$74	$(16)	$(47)	$2	$(37)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

		Six Months Ended March 31, 2003
	September 30, 2002	Restructuring and Related		Non-Cash			March 31, 2003
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve
Workforce reductions	$60	$47	$(14)	$(25)	$7	$(51)	$24
Rationalization of manufacturing capacity and other charges	102	91	(41)	(54)	12	(39)	71
Total	$162	$138	$(55)	$(79)	$19	$(90)	$95

Continuing operations		$127	$(34)	$(77)	$8	$(73)
Discontinued operations		11	(21)	(2)	11	(17)
Total		$138	$(55)	$(79)	$19	$(90)

Workforce Reductions

The Company recorded restructuring charges relating to workforce reductions of $40 and $47 for the three and six months ended March 31, 2003, respectively. Reflected in these amounts were cash charges of $15 and $22 for the three and six months ended March 31, 2003, respectively, principally related to a workforce reduction of approximately 330 management employees. The remaining non-cash charge of $25 for both periods consists of: $8 and $7 for curtailment charges relating to the Company’s qualified occupational pension plan and postretirement medical liability, respectively, as represented employees at the Company’s Orlando manufacturing facility became eligible for retiree benefits sooner than actuarially anticipated; and $10 for a special pension benefit to certain U.S. employees, including represented employees covered under the terms of a collective bargaining agreement, that will be paid from the Company’s pension assets.

The Company recorded restructuring credits of $2 and $14 for the three and six months ended March 31, 2003, respectively, related to workforce reductions. The credits are principally due to the reversal of charges associated with the employees that joined TriQuint and EMCORE, of which $7, for the six months ended March 31, 2003, is a non-cash credit due to a decrease in the special pension benefit to be paid from the Company’s pension assets.

Rationalization of Manufacturing Capacity and Other Charges

The Company recorded restructuring and related charges of $34 and $91 for the three and six months ended March 31, 2003, respectively, relating to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. The charges for the three months ended March 31, 2003 include $17 for asset impairments, $9 for facility lease terminations, $5 for increased depreciation, $2 for operating lease terminations and $1 for other related costs. In addition, the charges for the six months ended March 31, 2003 include $23 for asset impairments, including $11 associated with the resizing of Orlando’s research and development and manufacturing operations; $8 for facility lease terminations, including non-cancelable leases, and facility restoration costs associated with exiting the optoelectronics components business; $9 for increased depreciation; $5 for contract terminations; and $12 for other related costs. Increased depreciation was recognized due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The other related costs were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

5. Acquisition of TeraBlaze, Inc.

On December 31, 2003, the Company acquired TeraBlaze, Inc. (“TeraBlaze”), a developer of Gigabit Ethernet switching solutions, for approximately $21. The Company issued 6,921,188 shares of Class A common stock in exchange for all the outstanding shares of TeraBlaze, of which 692,119 shares are being held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. If such shares are not needed to satisfy any claims made, a portion of these shares will be released on each of the first and second anniversary of the acquisition date.

The acquisition of TeraBlaze was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on the relative fair market values. The condensed consolidated financial statements include the results of operations for TeraBlaze from the date of acquisition. The preliminary allocation of the purchase price by major balance sheet line item is provided below. The final allocation of the purchase price is contingent on the revision of estimates. The Company does not expect the final allocation to differ materially from the preliminary allocation.

Goodwill	$10
In-process research and development	13
Current liabilities	(2)
Total	$21

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

6. Discontinued Operations

On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company had historically reported this business as part of its Infrastructure Systems segment. The Company reflected this business as discontinued operations beginning in fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. The revenues, costs and expenses directly associated with this business have been classified as discontinued operations in the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest were not allocated to discontinued operations. Revenue recorded within income from discontinued operations was $7 and $61 for the three and six months ended March 31, 2003, respectively. Income from discontinued operations before income taxes was $12 and $19 for the three and six months ended March 31, 2003, respectively. There is no revenue or expenses for discontinued operations in the three and six months ended March 31, 2004.

During the second quarter of fiscal 2003, the Company sold a portion of its optoelectronic components business to TriQuint for $40 in cash and the remainder of that business to EMCORE Corporation for $25 in cash. The Company has completed its exit from the optoelectronic components business as a result of these two sales. The Company recorded a net gain on disposal of discontinued operations of $41 for the three and six months ended March 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

ASRF had borrowings of $127 and $154 outstanding under this agreement as of March 31, 2004 and September 30, 2003, respectively. The majority of the Company’s accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of March 31, 2004 and September 30, 2003, $196 and $228, respectively of gross receivables were pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed was 1.1% as of March 31, 2004. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the total $200 loan commitment. As of March 31, 2004, the commitment fee was 1.5% per annum. If the Company’s credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

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

9. Supplementary Financial Information

Statement of Operations Information

The Company recorded increased depreciation of $5 for the six months ended March 31, 2004, all of which is recorded in costs. There was no increased depreciation for the three months ended March 31, 2004. The Company recorded increased depreciation of $29 and $55 for the three and six months ended March 31, 2003, respectively. Of these amounts, $24 and $41 were recorded in costs and $5 and $14 were recorded in restructuring and other charges-net for the three and six months ended March 31, 2003, respectively. The increased depreciation was due to a change in an accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. This additional depreciation is reflected in net income (loss) and resulted in no change in the per share income for the three and six months ended March 31, 2004 and an increase of $0.02 and $0.03 in the per share loss for the three and six months ended March 31, 2003, respectively.

For the three months ended March 31, 2004, the Company recorded a benefit for income taxes of $79 on a pre-tax loss of $5. The effective rate differs significantly from the statutory rate due to the reversal of tax and interest contingencies resulting from the settlement of certain prior year tax audits, the recording of a full valuation allowance against U.S. net deferred tax assets, and the provision for taxes in non U.S. jurisdictions. A settlement of $82 recorded in the quarter relates to a favorable resolution with Lucent Technologies Inc. (“Lucent”), regarding various tax audit issues covered by the Company’s tax sharing agreement with Lucent. The settlement covers periods when the Company operated as either a division of AT&T Corp. (“AT&T”) or Lucent. For the three months ended March 31, 2003, the Company recorded a provision for income taxes of $30 on a pre-tax loss from continuing operations of $148, yielding an effective tax rate of (20.4)% due primarily to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in non U.S. jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

For the six months ended March 31, 2004, the Company recorded a benefit for income taxes of $76 on a pre-tax loss of $41, yielding an effective tax rate of 185.4%. This rate differs significantly from the statutory rate due to recording a reversal of tax and interest contingencies of $82 for audit settlements related to tax years the Company operated as a division of AT&T or Lucent, the recording of a full valuation allowance against U.S. net deferred tax assets, the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze, and the provision for taxes in non U.S. jurisdictions. For the six months ended March 31, 2003, the Company recorded a provision for income taxes of $54 on a pre-tax loss from continuing operations of $272, yielding an effective tax rate of (20.0%) due primarily to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in non U.S. jurisdictions.

Balance Sheet Information

	March 31, 2004	September 30, 2003
Inventories:
Finished goods	$73	$38
Work in process	67	77
Raw materials	6	7
Inventories	$146	$122

10. Investment in Silicon Manufacturing Partners

In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor’s participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not expected to be shared in the same ratio as equity ownership. As of March 31, 2004, the Company’s investment in SMP was $155, of which $21 is a dividend receivable recorded in other current assets and $134 is recorded in other assets. The Company’s investment in SMP was $197 as of September 30, 2003, and was recorded in other assets.

For the three and six months ended March 31, 2004, the Company recognized equity losses of $0 and $3 from SMP, respectively, recorded in other income—net. For the three and six months ended March 31, 2003, the Company recognized equity earnings of $10 and $12, respectively, recorded in other income—net. The Company received dividends of $20 and $40 from SMP for the three and six months ended March 31, 2004, respectively. No dividends were received in the prior year periods. SMP reported net income of $12 and $24 for the three and six months ended March 31, 2004, respectively, versus net income of $11 and $2, respectively, in the corresponding prior year periods. As of March 31, 2004, SMP reported total assets of $432 and total liabilities of $223 compared to total assets of $489 and total liabilities of $247 as of September 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

11. Comprehensive Income (Loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$74	$(125)	$35	$(271)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	—	(1)
Unrealized gain on cash flow hedges	1	2	2	2
Minimum pension liability adjustment	—	20	—	20
Total comprehensive income (loss)	$75	$(104)	$37	$(250)

The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. The minimum pension liability adjustment is related to a non cash contribution and remeasurement of the qualified occupational pension plan and there are no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets.

12. Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The 123,960,695 potential common shares related to convertible notes have been excluded from the diluted per share calculations for the three and six months ended March 31, 2004 because their effect would be anti-dilutive. For the three months ended March 31, 2004, 23,028,979 potential common shares related to outstanding stock options have been included in the diluted per share calculations. For the six months ended March 31, 2004, 22,857,804 and 10,310 potential common shares related to outstanding stock options and other stock units, respectively, have been included in the diluted per share calculations. As a result of the loss from continuing operations reported for the three and six months ended March 31, 2003, 210,265,357 outstanding stock options and 123,960,695 potential common shares related to convertible notes have been excluded from the diluted per share calculations because their effect would be anti-dilutive.

13. Benefit Obligations

The Company has pension plans covering substantially all U.S. employees, excluding U.S. management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan which is based on a pay and interest credit. The cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003, and provides for annual Company contributions based on a participant’s age and compensation and interest on existing balances. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Agere Net Periodic Benefit Cost

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$5	$—	$6	$—
Interest cost	18	5	19	4
Expected return on plan assets	(22)	(1)	(24)	(1)
Amortization of prior service cost	1	2	—	1
Recognized net actuarial gain	—	—	—	—
Transition asset	—	—	—	—
Net periodic benefit cost	2	6	1	4
Special termination benefits	—	—	10	—
Curtailment charges	—	—	8	7
Settlement charge	—	—	—	—
Total benefit cost	$2	$6	$19	$11

	Six Months Ended March 31, 2004		Six Months Ended March 31, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$10	$1	$12	$1
Interest cost	36	10	38	8
Expected return on plan assets	(44)	(2)	(49)	(2)
Amortization of prior service cost	1	5	1	2
Recognized net actuarial gain	—	—	—	—
Transition asset	—	—	—	—
Net periodic benefit cost	3	14	2	9
Special termination benefits	—	—	3	—
Curtailment charges	—	—	8	7
Settlement charge	—	—	—	—
Total benefit cost	$3	$14	$13	$16

As of March 31, 2004, the Company has made no contributions to the pension plan and presently anticipates no contributions for the remainder of fiscal 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

14. Intangible Assets

The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table reflects intangible assets by major class and the related accumulated amortization:

	March 31, 2004	September 30, 2003
Amortized intangible assets:
Existing technology	$34	$34
Less: accumulated amortization	24	21
Amortized intangible assets—net	$10	$13

Unamortized intangible assets:
Goodwill:
Client segment	$79	$79
Infrastructure segment	40	30
Total goodwill	$119	$109

Intangible asset amortization expense for the three and six months ended March 31, 2004 was $1 and $3, respectively. Intangible asset amortization expense for the three and six months ended March 31, 2003 was $3 and $5, respectively. Intangible asset amortization expense for the remainder of fiscal 2004 is estimated to be $4. The amortization for future fiscal years is estimated to be:

	2005	2006	2007	2008
Amortization expense	$3	$1	$1	$1

15. Operating Segments

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

The Infrastructure Systems segment provides integrated circuit solutions to makers of high-speed communications systems. Prior to the reflection of the Company’s optoelectronic components business as discontinued operations, the Infrastructure Systems segment also included the results of operations from this business.

Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges, and net loss on sale of operating assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Reportable Segments

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue
Client Systems	$334	$316	$732	$616
Infrastructure Systems	128	127	246	263
Total	$462	$443	$978	$879

Operating income (loss) (excluding amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges, and net loss on sale of operating assets)

Client Systems	$8	$(60)	$48	$(136)
Infrastructure Systems	2	(17)	(2)	(28)
Total	$10	$(77)	$46	$(164)

Reconciling Items

A reconciliation of the totals reported for the operating segments to the significant line items in the condensed consolidated statements of operations is shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Reportable segment operating income (loss)	$10	$(77)	$46	$(164)
Less:
Amortization of acquired intangible assets	1	3	3	5
Purchased in-process research and development	—	—	13	—
Restructuring and other charges – net	7	68	54	93
Loss on sale of operating assets – net	1	2	—	2
Total operating income (loss)	$1	$(150)	$(24)	$(264)

16. Financial Guarantees

A subsidiary of Agere Systems Inc. has guaranteed $9 of debt and interest incurred by SMP. As of March 31, 2004, the Company believes it is unlikely that the subsidiary would be required to make any payments associated with this guarantee. No liability is recorded since recognition of guarantee liabilities is required only for guarantees issued or modified after December 31, 2002 and the Company entered into this guarantee prior to that date.

Two real estate leases were assigned in connection with the sale of the Company’s wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments for which the Company could be liable is $5 as of March 31, 2004. As of March 31, 2004, no liability is recorded since the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Agere Systems Inc. includes indemnification clauses in its standard terms and conditions for product sales agreements, which indemnify its customers from third party intellectual property infringement litigation. There are no liabilities recorded as of March 31, 2004 for indemnification clauses since the fair value of potential obligations cannot be estimated.

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for continuing operations for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Balance as of beginning of period	$2	$4	$3	$4
Accruals for new and pre-existing warranties - net (including changes in estimates)	2	1	1	2
Settlements made (in cash or in kind) during the period	(1)	(1)	(1)	(2)
Balance as of end of period	$3	$4	$3	$4

17. Commitments and Contingencies

In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at March 31, 2004, would not be material to the annual consolidated financial statements.

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

Legal Proceedings

On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation (“Intersil”) in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company’s patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and is seeking monetary damages for Intersil’s infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, the Company filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional Company patents – three covering semiconductor processing and one covering integrated circuits for wireless networking. The Company is seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. The Company believes that Intersil’s claims are without merit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

On October 30, 2002, Choice-Intersil Microsystems, Inc. (“Choice-Intersil”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil’s motion for a preliminary injunction and holding that the Company had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. The Company believes that Choice-Intersil’s claims are without merit.

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

Intersil’s former wireless networking product group is currently owned by GlobespanVirata, Inc., a subsidiary of Conexant Systems, Inc.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company’s potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2004, cannot be estimated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

18. Subsequent Event

Legal Proceedings

On April 12, 2004, the Pennsylvania court in the Choice-Intersil proceeding described in Note 17 found that the Company has rights to use those trade secrets and copyrights alleged by Choice-Intersil to have been infringed, and issued an order dismissing Choice-Intersil’s claims against the Company for copyright infringement and use of allegedly misappropriated trade secrets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended March 31, 2004 and 2003 and the notes thereto. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Operating Environment

Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones and wireless local area networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The Client segment depends on demand for mobile phones and personal computers and associated equipment. These applications tend to experience increases in demand in the September and December quarters as mobile phone and personal computer manufacturers build supplies for the back-to-school and holiday seasons. Our markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

During fiscal 2003, we substantially completed a major restructuring of our business. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

•	Sold our optoelectronic components business, including the manufacturing facilities associated with that business;
•	Reduced our headcount;
•	Consolidated our operations into fewer facilities; and
•	Closed two integrated circuit wafer manufacturing facilities.

These restructuring actions have resulted in increased capacity utilization at our remaining manufacturing facilities, reduced fixed costs and eliminated unprofitable businesses and, together with an increase in revenues in our Client segment, have resulted in a significant improvement in our gross margin and net income (loss). Our target is to end fiscal 2004 with gross margin at the high end of the 45 to 50 percent range. We believe we can achieve this target by increasing revenues, coupled with continued focus on improving efficiencies in our supply chain, increasing the capacity utilization at our assembly and test facilities as demand increases, improving yields and increasing intellectual property revenues.

We believe that several important factors are affecting our Client segment revenues. Wireless communications providers are beginning to roll out mobile phone service based on the UMTS/W-CDMA, or “3G”, standard. Because of delays in the timing of the rollout of 3G service, we sold significantly fewer 3G chipsets in the quarter ended March 31, 2004 than we had originally anticipated and than we sold in the quarter ended December 31, 2003. We expect demand for 3G chipsets to improve in the quarter ended June 30, 2004. Future demand for our 3G chipset depends on the timing of the rollout of 3G service and on customer acceptance of mobile phones incorporating our chipsets.

Further, we saw some weakness in demand and higher than normal price pressure from our hard disk drive customers that affected revenues in the quarter ended March 31, 2004 and we believe that this weakness and price pressure will continue.

We believe that after a period of declines, our Infrastructure segment began to experience sustainable revenue growth in the quarter ended March 31, 2004. We are seeing improved demand from wireline, wireless infrastructure and enterprise networking applications.

The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to increase our reliance on third-party contract manufacturers to make integrated circuits for us. We refer to this strategy as our “fab-lite” strategy. We believe this strategy will lead to lower capital expenditures, fixed costs and process development expenses than if we continued to invest in new manufacturing facilities.

Restructuring and Decommissioning Activities

As a result of our restructuring activities, we recorded $1 million and $32 million for the three and six months ended March 31, 2004 for the decommissioning of our Reading and Allentown former manufacturing facilities. We recorded $6 million and $22 million for the three and six months ended March 31, 2004 for net restructuring and related charges. These are classified within restructuring and other charges – net. In addition, within gross margin, we recorded $6 million of restructuring related charges during the six months ended March 31, 2004, of which $5 million resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1 in Part I. There were no restructuring related charges or increased depreciation charges in the second quarter of fiscal 2004.

We recorded $68 million and $93 million for the three and six months ended March 31, 2003 for net restructuring and related charges. For the three and six months ended March 31, 2003 within gross margin, we recorded $29 million and $54 million of restructuring related costs, of which $24 million and $41 million resulted from increased depreciation.

To complete our remaining restructuring and decommissioning actions, we estimate that we will incur approximately $29 million in additional cash charges, the majority of which is for the remaining consolidation of employees to our Lehigh Valley facility and the costs associated with completing the decommissioning of our former manufacturing sites in Allentown and Reading. We also expect to spend $11 million for capital expenditures related to our restructuring and consolidation actions.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policy involves a “critical accounting estimate” because it is particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for other critical accounting policies and estimates.

In-process research and development

We review our acquisitions to determine if there are any intangible assets relating to purchased in-process research and development. Projects that have not achieved technological feasibility and have no alternative future use are valued at fair market value using a discounted cash flow analysis and are expensed in the statement of operations on the date of acquisition. The discount rate used reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. When we value in-process research and development, we must make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of these projects, how close the projects are to technological feasibility and how much risk and cost is involved in finalizing the projects. It is reasonably likely that our estimates for these amounts will differ from actual results, in which case our in-process research and development charge may be over- or under- valued, which would also result in an under- or over- valuation of our goodwill.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(dollars in millions)
Segment Revenue:
Client Systems	$334	$316	$18	6%
Infrastructure Systems	128	127	1	1
Total	$462	$443	$19	4%

Revenue. Revenue increased 4% or $19 million, for the three months ended March 31, 2004, as compared to the same period in 2003. The increase of $18 million within the Client segment was driven primarily by volume increases in the sales of integrated circuits used in mobile phones and hard disk drives. These increases were partially offset by pricing pressures throughout the segment. Also, we had lower revenues in wireless local area networking as we continue the transition from providing higher priced cards and modules to lower priced chipset-based solutions and the demand for 802.11b solutions declined in favor of 802.11g solutions that we did not offer. Additionally, intellectual property licensing revenue in the Client segment was $13 million for the three months ended March 31, 2004, a decrease of $6 million from the prior year quarter. The revenue increase of $1 million within the Infrastructure segment was caused by an increase in sales of mappers and framers, partially offset by a decrease in volume in the mature telephony markets, as demand for older telecommunications-focused products continued to decline. Additionally, intellectual property licensing revenue in the Infrastructure segment decreased $2 million from the prior year quarter to $10 million for the three months ended March 31, 2004.

Gross margin. Gross margin increased from 26.4% in the prior year quarter to 45.0% in the current quarter, an increase of 18.6 percentage points. Gross margin for the Client segment increased to 37.1% in the current quarter from 14.9% in the prior year quarter. The Client segment margins were positively impacted by a $25 million decrease in restructuring related charges from the prior year quarter, higher capacity utilization, and improved yields offset in part by price erosion throughout the segment. Gross margin for the Infrastructure segment increased to 65.6% in the current quarter from 55.1% in the prior year quarter. The Infrastructure segment margin improvement was due to the combination of a $4 million decrease in restructuring related charges from the prior year quarter and improved yields across the segment.

Selling, general and administrative. Selling, general and administrative expenses decreased 10% or $8 million, from $78 million in the three months ended March 31, 2003 to $70 million in the three months ended March 31, 2004. The decrease is due to lower annual report and proxy expenses, expense reduction in information technology as a result of restructuring actions, and a decrease in bad debt expense, offset partially by increased defensive litigation expenses and increased bonus accruals for the short-term incentive plans.

Research and development. Research and development expenses increased 10% or $12 million, from $116 million in the prior year quarter to $128 million in the current quarter. The increase was due to higher headcount and additional design-related investments in support of the storage and mobile phone areas, an increase in bonus accruals for the short-term incentive plans, and higher mask expense. These increases were partially offset by a lower investment in silicon fabrication research due to our conversion to a fab-lite business model.

Restructuring and other charges - net. Net restructuring and other charges decreased 90% or $61 million to $7 million for the three months ended March 31, 2004 from $68 million for the three months ended March 31, 2003. See “Restructuring and Decommissioning Activities” for additional details.

Operating income (loss). We reported operating income of $1 million for the three months ended March 31, 2004, an improvement of $151 million from an operating loss of $150 million reported for the three months ended March 31, 2003. This improvement in operating income (loss) is the result of a $91 million increase in gross profit and a $61 million reduction in net restructuring and other charges.

Although we conduct performance measurement and resource allocation for the reportable segments based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges and net gain on sale of operating assets, which is shown in the following table.

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(dollars in millions)
Segment Operating Income (Loss):
Client Systems	$8	$(60)	$68	N/M
Infrastructure Systems	2	(17)	19	N/M
Total	$10	$(77)	$87	N/M

______________

N/M = Not Meaningful

Other income – net. Net other income decreased 69% or $9 million, from $13 million in the prior year quarter to $4 million in the current quarter. This decrease is primarily a result of a decrease in equity earnings from our joint venture, Silicon Manufacturing Partners, partially offset by a gain recognized on the sale of an investment.

(Benefit) provision for income taxes. For the second quarter of fiscal 2004, we recorded a benefit for income taxes of $79 million on a pre-tax loss from continuing operations of $5 million. The effective rate differs significantly from the U.S. statutory rate due to recording a reversal of tax and interest contingencies for audit settlements of $82 million related to certain tax years the Company operated as a division of AT&T or Lucent, the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in non U.S. jurisdictions. For the second quarter of fiscal 2003, we recorded a provision for income taxes of $30 million on a pre-tax loss from continuing operations of $148 million, yielding an effective tax rate of (20.4)%. This rate differs from the U.S. statutory rate due primarily to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in non U.S. jurisdictions.

Income from discontinued operations. Income from discontinued operations was $53 million with income per share of $0.03 for the three months ended March 31, 2003. There was no income from discontinued operations in the current fiscal quarter. See Note 6 to our financial statements in Item 1 in Part I.

Six months ended March 31, 2004 compared to the six months ended March 31, 2003

The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Six Months Ended March 31,		Change
	2004	2003	$	%
	(dollars in millions)
Segment Revenue:
Client Systems	$732	$616	$116	19%
Infrastructure Systems	246	263	(17)	(6)
Total	$978	$879	$99	11%

Revenue. Revenue increased 11% or $99 million, for the six months ended March 31, 2004, as compared to the same period in 2003. The increase of $116 million within the Client segment was driven primarily by volume increases in the sales of integrated circuits used in mobile phones, partially offset by pricing pressure throughout the segment. Also, we had lower revenues in wireless local area networking solutions as we continue the transition from providing higher priced cards and modules to providing lower priced chipset-based solutions and the demand for 802.11b solutions declined in favor of 802.11g solutions that we did not offer. Intellectual property licensing revenue in the Client segment was $31 million for the six months ended March 31, 2004 and 2003. The revenue decrease of $17 million within the Infrastructure segment was primarily caused by decreased volume in the mature telephony markets, as demand for older telecommunications focused products continued to decline, partially offset by increases in sales of mappers and framers. Intellectual property licensing revenue in the Infrastructure segment was $22 million for the six months ended March 31, 2004, a $1 million increase from the prior year period.

Gross margin. Gross margin increased from 26.2% in the six months ended March 31, 2003 to 44.9% in the six months ended March 31, 2004, an increase of 18.7 percentage points. Gross margin for the Client segment increased to 38.1% in the current period from 13.6% in the prior year period. The Client segment margins were positively impacted by improved yields, increased manufacturing utilization, lower third party manufacturing costs, and a $40 million decrease in restructuring related charges from the prior year quarter. These increases were partially offset by price erosion across the entire segment. Gross margin for the Infrastructure segment increased to 65.0% in the current period from 55.5% in the prior year period. The Infrastructure segment margin improvement was due to the combination of an $8 million decrease in restructuring related charges from the prior year period and higher manufacturing capacity utilization.

Selling, general and administrative. Selling, general and administrative expenses decreased 3% or $5 million, from $151 million in the six months ended March 31, 2003 to $146 million in the six months ended March 31, 2004. The decrease is due to expense reductions as a result of restructuring actions in information technology, worldwide sales and corporate functions, and lower annual report and proxy expenses, partially offset by increased defensive litigation expenses and increased bonus accruals for the short-term incentive plans.

Research and development. Research and development expenses increased 2% or $4 million, from $243 million in the six months ended March 31, 2003 to $247 million in the six months ended March 31, 2004. The increase was due to an increase in headcount and design-related investments in the storage and mobile phone areas and an increase in bonus accruals for the short-term incentive plans, partially offset by lower investment in silicon fabrication research due to our conversion to a fab-lite business model and lower outside contractor expenses as we moved work to Agere employees.

Purchased in-process research and development. Purchased in-process research and development for the six months ended March 31, 2004 was $13 million due to our acquisition of TeraBlaze, Inc. in the first quarter of fiscal 2004. There was no purchased in-process research and development for the six months ended March 31, 2003. See “Purchased In-Process Research and Development” for additional details.

Restructuring and other charges – net. Net restructuring and other charges decreased 42% or $39 million to $54 million for the six months ended March 31, 2004 from $93 million for the six months ended March 31, 2003.

Operating income (loss). We reported an operating loss of $24 million for the six months ended March 31, 2004, an improvement of $240 million from an operating loss of $264 million reported for the six months ended March 31, 2003. This improvement in operating loss is the result of a $209 million increase in gross profit and a $39 million reduction in net restructuring and other charges.

Although we conduct performance measurement and resource allocation for the reportable segments based on many factors, the primary financial measure used is operating income (loss) by segment, exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges and net gain on sale of operating assets, which is shown in the following table.

	Six Months Ended March 31,		Change
	2004	2003	$	%
	(dollars in millions)
Segment Operating Income (Loss):
Client Systems	$48	$(136)	$184	N/M
Infrastructure Systems	(2)	(28)	26	93%
Total	$46	$(164)	$210	N/M

______________

N/M = Not Meaningful

Other income – net. Net other income decreased 69% or $11 million, from $16 million in the six months ended March 31, 2003 to $5 million in the six months ended March 31, 2004. This decrease is primarily a result of a decrease in equity earnings from our joint venture, Silicon Manufacturing Partners, partially offset by a gain recognized on the sale of an investment.

(Benefit) provision for income taxes. For the six months ended March 31, 2004, we recorded a benefit for income taxes of $76 million on a pre-tax loss from continuing operations of $41 million, yielding an effective tax rate of 185.4%. This rate differs significantly from the statutory rate due to recording a reversal of tax and interest contingencies for audit settlements of $82 million related to tax years the Company operated as a division of AT&T or Lucent, the recording of a full valuation allowance against U.S. net deferred tax assets, the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze, and the provision for taxes in non U.S. jurisdictions. For the six months ended March 31, 2003, we recorded a provision for income taxes of $54 million on a pre-tax loss from continuing operations of $272 million, yielding an effective tax rate of (20.0)%. This rate differs from the U.S. statutory rate due primarily to the recording of a full valuation allowance against U.S. net deferred tax assets and the provision for taxes in non U.S. jurisdictions.

Income from discontinued operations. Income from discontinued operations was $60 million with income per share of $0.04 for the six months ended March 31, 2003. There was no income from discontinued operations in the six months ended March 31, 2004. See Note 6 to our financial statements in Item 1 in Part I.

Liquidity and Capital Resources

As of March 31, 2004, our cash in excess of short-term debt was $610 million, which reflects $763 million of cash and cash equivalents less $127 million of borrowings under our accounts receivable securitization facility and $26 million from the current portion of our capitalized lease obligations. In addition, we have $16 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of March 31, 2004, our long-term debt was $427 million, which consists of $410 million of convertible subordinated notes due in 2009 and $17 million from the non-current portion of our capitalized lease obligations.

Net cash provided by operating activities from continuing operations was $83 million for the six months ended March 31, 2004 compared with net cash used in operating activities from continuing operations of $91 million for the six months ended March 31, 2003. This improvement in cash provided / used by operating activities is primarily driven by improved gross margins on higher sales volumes and improved cash collections on accounts receivable, as our number of days sales outstanding improved. In addition, in the current year we received $40 million in dividends from our joint venture, Silicon Manufacturing Partners Pte Ltd., and had a $30 million decrease in cash payments for restructuring and related activities. In the prior year we had a cash outflow of $34 million related to a transitional supply agreement associated with the sale of our analog line card business. These improvements were offset in part by a $30 million increase in inventories and a $20 million decrease in accounts payable.

Net cash used by investing activities was $25 million for the six months ended March 31, 2004 compared with net cash provided by investing activities of $29 million for the six months ended March 31, 2003. The decrease in cash used by investing activities in the current year period is due to the absence of $64 million in net proceeds from disposition of the optoelectronics businesses in the prior year period, and a $10 million decrease in proceeds from the sale or disposal of property, plant and equipment, partially offset by an $18 million decrease in capital expenditures.

Net cash used by financing activities was $39 million for the six months ended March 31, 2004, compared with $43 million for the six months ended March 31, 2003. The decrease in cash used by financing activities in the current year period is due to an increase of $19 million in net proceeds from the issuance of common stock under our employee stock plans, and $5 million in lower debt repayments, offset by $20 million in lower proceeds from the issuance of long-term debt.

We have entered into a securitization agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans secured by certain of our accounts receivable. The financial institutions have commitments under the related loan agreement of up to $200 million; however, the amount that can be borrowed at any time depends on the amount and nature of our accounts receivable. The loan agreement expires on October 1, 2004. As of March 31, 2004, $127 million was outstanding under this agreement. See Note 7 to our financial statements in Item 1 in Part I for a description of the structure of the transaction and additional details.

The majority of our accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of March 31, 2004, $196 million of gross receivables was pledged as security for the outstanding loans. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. In addition, we pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of March 31, 2004, our credit ratings were BB- with a stable outlook from Standard & Poor’s and B2 with a stable outlook from Moody’s. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

The loan agreement has a financial covenant which requires us to achieve a minimum level of earnings before interest, taxes, and depreciation and amortization each quarter. A covenant violation will end our ability to obtain further loans under the agreement, but will not accelerate payment.

Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents on hand will be sufficient to meet our projected cash requirements for the next 12 months and for the foreseeable future thereafter because we believe our cash flow from operations will exceed our cash requirements.

Purchased In-process Research and Development

On December 31, 2003, we acquired TeraBlaze, a developer of Gigabit Ethernet switching solutions, for approximately $21 million in Agere Class A common stock. On the date of acquisition, we expensed $13 million of the purchase price as in-process research and development. This represented the fair value of the technology we acquired which had not yet reached technological feasibility and had no alternative future use.

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

We determined the fair value of the in-process research and development using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. We used a discount rate of 40%, which reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. As of the acquisition date, this project was estimated to be 70% complete, based on time, man-months completed and functionality. Costs to complete this project are estimated to be about $5 million. The remaining development effort included preparing a mask set and testing the product. We expect to complete these steps by September 2004 and will release samples to our customers at that time. We anticipate that we will begin generating revenues and net cash inflows from this product in the third quarter of fiscal 2005.

Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree medical programs for certain of our locations and this legislation may eventually reduce our costs for some of these programs. We are waiting for final guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on a preliminary analysis, we believe that the cost savings from the Act will not have a material effect on our financial condition or results of operations.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in our financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although we believe that our reserves are adequate, including those covering our potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on our financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of March 31, 2004, cannot be estimated.

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

On October 30, 2002, Choice-Intersil Microsystems, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent Technologies Inc. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil’s motion for a preliminary injunction and holding that we had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. On April 12, 2004, the court found that we have rights to use those trade secrets and copyrights alleged by Choice-Intersil to have been infringed, and issued an order dismissing Choice-Intersil’s claims against us for copyright infringement and use of allegedly misappropriated trade secrets.

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

Intersil’s former wireless networking product group is currently owned by GlobespanVirata, Inc., a subsidiary of Conexant Systems, Inc.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Factors Affecting Our Future Performance

The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, could affect our future performance and the price of our stock.

Risks Related to Our Business

•

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

•	The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in decreased revenue.
•

Joint ventures and other third parties manufacture some of our products for us. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

•

A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

•

Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

•

Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in reduced revenues or increased expenses.

•

Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

•	We are expanding, and may seek in the future to expand, into new areas, and if we are not successful, our results of operations may be adversely affected.
•	If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.
•	Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.
•	If we do not achieve adequate manufacturing utilization, yields, volumes or sufficient product reliability, our gross margins will be reduced.
•

We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from our integrated circuits products.

•	If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our results of operations may be adversely affected.

•

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

•	We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.
•

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

•

We believe that financing has at times been difficult to obtain for companies in our industry and if we need additional cash to fund our operations or to finance future strategic initiatives, we may not be able to obtain it on acceptable terms or at all.

•

Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

•

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Risks Related to Our Separation from Lucent Technologies

•	We are limited in the amount of stock that we can issue to raise capital because of potential adverse tax consequences.
•	We could incur significant tax liabilities and payment obligations if Lucent fails to pay the tax liabilities attributable to Lucent under our tax sharing agreement.
•

Because the Division of Enforcement of the Securities and Exchange Commission is investigating matters brought to its attention by Lucent, our business may be affected in a manner we cannot foresee at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional details.

Item 4. Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

See Part I—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders

Agere held its Annual Meeting of Stockholders on February 19, 2004. At that meeting, stockholders elected two individuals as Directors of the Company for terms that will expire at the Annual Meeting to be held in 2007. The individuals elected and the results of the voting are as follows.

	Votes For	Votes Withheld
Richard L. Clemmer	3,468,676,365	57,731,204
John T. Dickson	3,494,726,424	31,679,213

The following individuals, whose terms expire in either 2005 or 2006, continue to serve as Directors of the Company: Rajiv L. Gupta, Richard S. Hill, Thomas P. Salice, Rae F. Sedel and Harold A. Wagner.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

See Exhibit Index.

(b)        Reports on Form 8-K

Current Report on Form 8-K furnished January 27, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

Current Report on Form 8-K furnished March 17, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.
Date: May 7, 2004	/s/ JOHN W. GAMBLE, JR.
John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350