Form 10-Q
period 2004-06-30
AGERE SYSTEMS INC
filed 2004-08-09
CIK 1129446

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 9, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-16397

AGERE SYSTEMS INC.

A Delaware Corporation	I.R.S. Employer No. 22-3746606

1110 American Parkway NE, Allentown, PA 18109

Telephone: 610-712-1000

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

      At July 31, 2004, 813,965,767 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

AGERE SYSTEMS INC.
FORM 10-Q
For the quarterly period ended June 30, 2004
TABLE OF CONTENTS

PART I—Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenue	$495	$456	$1,473	$1,335
Costs	267	321	806	970

Gross profit	228	135	667	365

Operating expenses:
Selling, general and administrative	64	76	210	227
Research and development	131	117	378	360
Amortization of acquired intangible assets	2	2	5	7
Purchased in-process research and development	—	—	13	—
Restructuring and other charges—net	11	6	65	99
Gain on sale of operating assets—net	(3)	(15)	(3)	(13)

Total operating expenses	205	186	668	680

Operating income (loss)	23	(51)	(1)	(315)
Other income (expense)—net	(1)	3	4	19
Interest expense	11	11	33	35

Income (loss) from continuing operations before income taxes	11	(59)	(30)	(331)
Provision (benefit) for income taxes	9	8	(67)	62

Income (loss) from continuing operations	2	(67)	37	(393)

Discontinued operations:
Income from operations of discontinued business (net of taxes)	—	—	—	19
Gain (loss) on disposal of discontinued business (net of taxes)	—	(11)	—	30

Income (loss) from discontinued operations	—	(11)	—	49

Income (loss) before cumulative effect of accounting change	2	(78)	37	(344)
Cumulative effect of accounting change (net of taxes)	—	—	—	(5)

Net income (loss)	$2	$(78)	$37	$(349)

Basic and diluted income (loss) per share information:
Income (loss) from continuing operations	$0.00	$(0.04)	$0.02	$(0.24)
Income (loss) from discontinued operations	—	(0.01)	—	0.03

Income (loss) before cumulative effect of accounting change	0.00	(0.05)	0.02	(0.21)

Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.00	$(0.05)	$0.02	$(0.21)

Weighted average shares outstanding—basic (in millions)	1,718	1,678	1,709	1,660

Weighted average shares outstanding—diluted (in millions)	1,734	1,678	1,729	1,660

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Current Assets
Cash and cash equivalents	$771	$744
Cash held in trust	14	21
Trade receivables, less allowances of $3 and $6 as of June 30, 2004 and September 30, 2003, respectively	278	265
Inventories	147	122
Other current assets	57	52

Total current assets	1,267	1,204
Property, plant and equipment—net of accumulated depreciation and amortization of $1,461 and $1,347 as of June 30, 2004 and September 30, 2003, respectively	685	778
Goodwill	119	109
Acquired intangible assets—net of accumulated amortization	8	13
Other assets	205	284

Total assets	$2,284	$2,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$215	$245
Payroll and related benefits	104	109
Short-term debt	142	195
Income taxes payable	244	328
Restructuring reserve	41	47
Other current liabilities	105	98

Total current liabilities	851	1,022
Pension and postretirement benefits	315	288
Long-term debt	423	451
Other liabilities	75	116

Total liabilities	1,664	1,877

Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 812,707,249 shares issued and outstanding as of June 30, 2004 after deducting 4,281 shares in treasury and 785,090,755 shares issued and outstanding as of September 30, 2003 after deducting 4,281 shares in treasury	8	8
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of June 30, 2004 and September 30, 2003, after deducting 105,112 shares in treasury	9	9
Additional paid-in capital	7,404	7,337
Accumulated deficit	(6,654)	(6,691)
Accumulated other comprehensive loss	(147)	(152)

Total stockholders' equity	620	511

Total liabilities and stockholders' equity	$2,284	$2,388

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$37	$(349)
Less: Income from discontinued operations	—	49
Cumulative effect of accounting change	—	(5)

Income (loss) from continuing operations	37	(393)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities from continuing operations:
Purchased in-process research and development	13	—
Restructuring and other charges—net of cash payments	7	(3)
Depreciation and amortization	166	264
Provision for inventory write-downs	6	—
(Benefit) provision for deferred income taxes	(43)	22
Equity loss (earnings) from investments	6	(14)
Gain on disposition of businesses	—	(16)
Impairment of investments	1	—
Amortization of debt issuance costs	1	1
Dividends received from equity investments	40	—
Increase in receivables	(12)	(8)
(Increase) decrease in inventories	(31)	25
Decrease in accounts payable	(30)	(14)
Increase in payroll and benefit liabilities	1	33
Decrease in tax payables	(61)	—
Changes in other operating assets and liabilities	17	—
Other adjustments for non-cash items—net	(6)	4

Net cash provided (used) by operating activities from continuing operations	112	(99)
Net cash used by operating activities from discontinued operations	—	(66)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	112	(165)

INVESTING ACTIVITIES
Capital expenditures	(56)	(77)
Proceeds from the sale or disposal of property, plant and equipment	2	31
Net proceeds from disposition of businesses	—	64
Proceeds from sales of investments	4	9
Decrease (increase) in cash designated as held in trust	7	(2)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(43)	25

FINANCING ACTIVITIES
Proceeds from the issuance of stock—net of expense	39	18
Proceeds from the issuance of long-term debt	—	20
Principal repayments on short-term debt	(32)	(17)
Principal repayments on long-term debt	(49)	(42)

NET CASH USED BY FINANCING ACTIVITIES	(42)	(21)

Effect of exchange rate changes on cash	—	1

Net increase (decrease) in cash and cash equivalents	27	(160)
Cash and cash equivalents at beginning of period	744	891

Cash and cash equivalents at end of period	$771	$731

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

Interim Financial Information

      These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S.”). These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2003. The condensed financial information as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

2. Significant Accounting Policies

      See Item 8—“Financial Statements and Supplementary Data—Notes to Consolidated and Combined Financial Statements—Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for additional significant accounting policies.

Revenue Recognition

      Revenue is derived from sales of products and licensing of intellectual property. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss has transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company's sales arrangements do not grant end-customers a right of return. Products are pre-certified prior to shipment and are not subject to post shipment customer acceptance. There are no post shipment obligations such as installation or training. Accordingly, deferral of revenue is not required for either customer acceptance or post shipment obligations. Revenue from licensing intellectual property is recognized over a period not longer than the license term when the Company has future obligations

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

under the agreement. If the Company does not have future obligations under the agreement, licensing revenue is recognized when collection of the resulting receivable is reasonably assured.

Stock Compensation Plans

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock compensation expense net of related tax recorded under APB No. 25, which uses the intrinsic value method, was $1 for the nine months ended June 30, 2003 and $0 for all other periods presented.

      The following table illustrates the effect on net income (loss) and net income (loss) per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (the “ESPP”):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net income (loss):
As reported	$2	$(78)	$37	$(349)
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards	32	39	101	108

Pro forma	$(30)	$(117)	$(64)	$(457)

Basic and diluted income (loss) per share:
As reported	$0.00	$(0.05)	$0.02	$(0.21)
Pro forma	$(0.02)	$(0.07)	$(0.04)	$(0.28)

      Stock options outstanding as of June 30, 2004 were 239,989,497. The Company granted 63,659,478 stock options from its stock option plans during the nine months ended June 30, 2004, primarily as part of its broad based annual grant program.

      As of June 30, 2004, 68,049,287 shares remained available for purchase under the ESPP. For the nine months ended June 30, 2004, 8,091,556 shares were purchased under the ESPP.

3. Recent Pronouncements

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage of prescription drugs. Agere sponsors retiree medical programs for certain of its locations and this legislation may eventually reduce the Company's costs for some of these programs. The Company is waiting for final guidance from various U.S. governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on a preliminary analysis, the Company believes that the cost savings from the Act will not have a material effect on the Company's financial condition or results of operations.

      Because the effects of the Act are not expected to be significant, the Company will incorporate the effects of the Act in the next measurement of plan assets and obligations otherwise required by SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” This treatment is specified by FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on the effects of the Act and is effective July 1, 2004.

4. Restructuring and Other Charges—Net

      For the three and nine months ended June 30, 2004, restructuring and other charges—net, within continuing operations were $11 and $65, respectively. These amounts include restructuring and related expenses of $10 and $32, respectively, and asset retirement obligation charges of $1 and $33, respectively. Restructuring and other charges—net, within continuing operations were $6 and $99 for the three and nine months ended June 30, 2003, comprised entirely of restructuring and related expenses.

Asset Retirement Obligation

      In fiscal 2004, the Company recorded charges for asset retirement obligations of $1 and $33 for the three and nine months ended June 30, 2004, respectively, within restructuring and other charges—net. These charges relate to the decommissioning of the Company's Allentown and Reading, Pennsylvania former manufacturing facilities that is expected to be substantially complete by the middle of fiscal 2005. The Company made $8 and $20 of cash payments toward this obligation during the three and nine months ended June 30, 2004, respectively. The remaining balance of $13 as of June 30, 2004 is recorded in other current liabilities. There was no asset retirement obligation expense associated with the Company's restructuring activities for the three and nine months ended June 30, 2003.

Restructuring and Related Expenses

      The Company has implemented restructuring and consolidation actions, which are substantially completed, to improve gross profit, reduce expenses and streamline operations. As part of this restructuring, which began in fiscal 2001, the Company:

•	Sold its optoelectronic components business, including the manufacturing facilities associated with that business;

•	Reduced total headcount by approximately 9,700 employees;

•	Consolidated operations into fewer facilities resulting in the closure of over 25 smaller manufacturing, administrative, support and warehouse facilities; and

•	Closed integrated circuit wafer manufacturing facilities in Allentown and Reading, Pennsylvania and Madrid, Spain.

      Substantially all of the product lines eliminated by the restructuring activities were concentrated within the optoelectronics business.

      Charges and credits related to continuing operations are included in restructuring and other charges—net, while charges and credits related to discontinued operations are included in income from discontinued operations (net of taxes). The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three and Nine Months Ended June 30, 2004

      The following tables set forth the Company's restructuring reserve as of June 30, 2004 and reflect the activity affecting the reserve for the three and nine months ended June 30, 2004:

		Three Months Ended June 30, 2004
	March 31, 2004	Restructuring and Related		Non-Cash			June 30, 2004
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve

Workforce reductions	$6	$7	$—	$—	$—	$(2)	$11
Rationalization of manufacturing capacity and other charges	32	3	—	—	—	(5)	30

Total—Continuing operations	$38	$10	$—	$—	$—	$(7)	$41

		Nine Months Ended June 30, 2004
	September 30, 2003	Restructuring and Related		Non-Cash			June 30, 2004
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve

Workforce reductions	$11	$16	$—	$—	$—	$(16)	$11
Rationalization of manufacturing capacity and other charges	36	16	—	—	—	(22)	30

Total—Continuing operations	$47	$32	$—	$—	$—	$(38)	$41

      Workforce Reductions

      The Company recorded restructuring charges of $7 and $16 for the three and nine months ended June 30, 2004, respectively related to additional workforce reductions of approximately 56 and 98 employees, respectively, and revisions of prior cost estimates. For the three months ended June 30, 2004, the reductions occurred primarily in research and development in Europe. For the nine months ended June 30, 2004, the reductions occurred across multiple functions, including the two business segments, manufacturing operations, and core functions, and were executed in accordance with previously announced initiatives.

      Rationalization of Manufacturing Capacity and Other Charges

      The Company recorded restructuring and related charges of $3 and $16 for the three and nine months ended June 30, 2004, respectively, relating to the rationalization of under-utilized manufacturing facilities and other restructuring related activities. These charges include $0 and $5 for asset disposal costs for the three and nine months ended June 30, 2004, respectively. Other restructuring and related activities were $3 and $11 for the three and nine months ended June 30, 2004, respectively, and include costs for the relocation of employees and equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      Restructuring Reserve Balances as of June 30, 2004

      The Company anticipates the majority of the $11 restructuring reserve relating to workforce reductions as of June 30, 2004 to be paid by the end of fiscal 2004. The Company also anticipates that the restructuring reserve of $30 relating to the rationalization of manufacturing capacity and other charges as of June 30, 2004 will be paid as follows: $3 in contract terminations will be paid $1 per quarter through the second quarter of fiscal 2005; and facility lease termination, facility restoration and other costs of $27 will be paid over the respective lease terms through 2010. The Company expects to fund these cash payments with cash on hand.

Three and Nine Months Ended June 30, 2003

      The following tables set forth the Company's restructuring reserve as of June 30, 2003 and reflect the activity affecting the reserve for the three and nine months ended June 30, 2003:

		Three Months Ended June 30, 2003
	March 31, 2003	Restructuring and Related		Non-Cash			June 30, 2003
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve

Workforce reductions	$24	$13	$(10)	$(13)	$10	$(15)	$9
Rationalization of manufacturing capacity and other charges	71	3	—	(1)	—	(20)	53

Total	$95	$16	$(10)	$(14)	$10	$(35)	$62

Continuing operations		$16	$(10)	$(14)	$10	$(29)
Discontinued operations		—	—	—	—	(6)

Total		$16	$(10)	$(14)	$10	$(35)

		Nine Months Ended June 30, 2003
	September 30, 2002	Restructuring and Related		Non-Cash			June 30, 2003
	Restructuring Reserve	Charges	Credits	Charges	Credits	Cash Payments	Restructuring Reserve

Workforce reductions	$60	$60	$(24)	$(38)	$17	$(66)	$9
Rationalization of manufacturing capacity and other charges	102	94	(41)	(55)	12	(59)	53

Total	$162	$154	$(65)	$(93)	$29	$(125)	$62

Continuing operations		$143	$(44)	$(91)	$18	$(102)
Discontinued operations		11	(21)	(2)	11	(23)

Total		$154	$(65)	$(93)	$29	$(125)

      Workforce Reductions

      The Company recorded restructuring and related charges of $13 and $60 for the three and nine months ended June 30, 2003, respectively, relating to workforce reductions. The $13 in charges for the three months ended June 30, 2003 are non-cash charges and consist of $10 for curtailment charges relating to the Company's qualified management pension plan, as management employees became eligible to receive retiree benefits sooner than actuarially anticipated, and $3 for additional special pension benefits due to wage increases as a result of a new collective bargaining agreement for the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Company's U.S. represented employees. The $60 in charges for the nine months ended June 30, 2003 includes non-cash charges of $38 and cash charges of $22. The $38 non-cash charges consist of $13 for special pension benefits to certain U.S. employees, $10 for curtailment charges relating to the Company's qualified management pension plan, as management employees became eligible to receive retiree benefits sooner than actuarially anticipated, and $8 and $7 for curtailment charges relating to the Company's qualified occupational pension plan and postretirement medical liability, respectively, as represented employees at the Company's Orlando, Florida manufacturing facility became eligible to receive retiree benefits sooner than actuarially anticipated. The cash charges of $22 are principally related to a workforce reduction of approximately 330 management employees.

      The Company recorded restructuring and related credits of $10 and $24 for the three and nine months ended June 30, 2003, respectively, relating to workforce reductions. The $10 in credits for the three months ended June 30, 2003 are non-cash postemployment benefit adjustments principally associated with the closing of international facilities. In addition to the $10 non-cash credit for postemployment benefit adjustments, the nine months ended June 30, 2003 also includes a non-cash credit of $7 due to a decrease in special pension benefits and a cash credit of $7, both principally due to the reversal of charges associated with the employees that joined TriQuint SemiConductor, Inc. (“TriQuint”) and EMCORE Corporation (“EMCORE”).

      Rationalization of Manufacturing Capacity and Other Charges

      The Company recorded restructuring and related charges of $3 and $94 for the three and nine months ended June 30, 2003, respectively, related to the rationalization of under-utilized manufacturing facilities, the exit of the optoelectronic components business and other restructuring-related activities. Of the $3 charges for the three months ended June 30, 2003, $1 was non-cash charges for increased depreciation, and $2 were cash charges for other related costs. The charges for the nine months ended June 30, 2003 were comprised of non-cash charges of $55 and cash charges of $39. The $55 non-cash charges consisted of $40 for asset impairments, including $11 associated with the resizing of Orlando's research and development and manufacturing operations, and $15 for increased depreciation. Increased depreciation was recognized due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities. The $39 cash charges for the nine months ended June 30, 2003 included $17 for facility lease terminations, including non-cancelable facility leases; $7 for contract terminations; and $15 for other related costs. The other related costs were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment.

      The Company recorded restructuring and related credits of $41 for the nine months ended June 30, 2003, of which $12 were non-cash credits for asset impairment adjustments due to realizing more proceeds than expected from asset dispositions. Cash credits of $29 consisted of $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations and $4 related to asset disposal; $4 due to the reversal of a facility lease termination reserve associated with a facility in Mexico that was transferred to TriQuint; and $8 principally for the reversal of reserves associated with actions deemed no longer necessary.

5. Acquisition of TeraBlaze, Inc.

      On December 31, 2003, the Company acquired TeraBlaze, Inc. (“TeraBlaze”), a developer of Gigabit Ethernet switching solutions, for approximately $21. The Company issued 6,921,188 shares of Class A common stock in exchange for all the outstanding shares of TeraBlaze, of which 692,119 shares are being held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. If such shares are not needed to satisfy any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

claims made, a portion of these shares will be released on each of the first and second anniversaries of the acquisition date.

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

      The only acquired intangible asset apart from goodwill was in-process research and development. The goodwill has been assigned to the Infrastructure Systems segment and is not deductible for tax purposes.

      Approximately $13 of the purchase price represents the fair value of acquired in-process research and development which has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development consisted of one project, the development of Gigabit Ethernet switching technology. The fair value of this project was determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. A discount rate of 40% was used, which reflected the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

6. Discontinued Operations

      On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The Company began reflecting this business as discontinued operations in fiscal 2003 when the Company entered into an agreement to sell a substantial portion of the business and determined it could sell the remainder of the business. Prior to that time, the business was reported as part of the Infrastructure Systems segment. The revenues, costs and expenses directly associated with this business have been classified as discontinued operations in the condensed consolidated statements of operations. Corporate expenses such as general corporate overhead and interest were not allocated to discontinued operations. Revenue recorded within income (loss) from discontinued operations was $61 for the nine months ended June 30, 2003. There was no revenue recorded within income (loss) from discontinued operations for the three months ended June 30, 2003. Income (loss) from discontinued operations before income taxes was $19 for the nine months ended June 30, 2003. There was no income (loss) from discontinued operations before income taxes for the three months ended June 30, 2003. There is no revenue or expense for discontinued operations in the three and nine months ended June 30, 2004.

      During the second quarter of fiscal 2003, the Company sold a portion of its optoelectronic components business to TriQuint for $40 in cash and the remainder of that business to EMCORE for $25 in cash. The Company completed its exit from the optoelectronic components business as a result of these two sales. The Company recorded a net loss of $11 and a net gain of $30 on disposal of discontinued business for the three and nine months ended June 30, 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

7. Accounts Receivable Securitization

      Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere Systems Receivables Funding LLC (“ASRF”). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the maximum amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. The loan agreement was amended on October 3, 2003 and expires on October 1, 2004.

      ASRF had borrowings of $122 and $154 outstanding under this agreement as of June 30, 2004 and September 30, 2003, respectively. The majority of the Company's accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of June 30, 2004 and September 30, 2003, $199 and $228, respectively of gross receivables were pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed was 1.1% as of June 30, 2004. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the total $200 loan commitment. As of June 30, 2004, the commitment fee was 1.5% per annum. If the Company's credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

      ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the transfer of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

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

9. Supplementary Financial Information

Statement of Operations Information

      The Company recorded increased depreciation of $5 for the nine months ended June 30, 2004, all of which is recorded in costs. There was no increased depreciation for the three months ended June 30, 2004. The Company recorded increased depreciation of $23 and $78 for the three and nine months ended June 30, 2003, respectively. Of these amounts, $22 and $63 were recorded in costs and $1 and $15 were recorded in restructuring and other charges-net for the three and nine months ended June 30, 2003, respectively. The increased depreciation was due to a change in an accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company's restructuring activities. This additional depreciation is reflected in net income (loss) and resulted in no change in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

per share net income for the three and nine months ended June 30, 2004 and an increase of $0.01 and $0.05 in the per share net loss for the three and nine months ended June 30, 2003, respectively.

      For the three months ended June 30, 2004, the Company recorded a provision for income taxes of $9 on pre-tax income from continuing operations of $11, yielding an effective tax rate of 81.8%. This rate differs from the U.S. statutory rate primarily due to recording $11 in the current quarter for taxes related to non-U.S. jurisdictions, which included an $8 year to date adjustment, a $4 reversal of tax and interest contingencies resulting from a settlement arising from a tax period the Company operated as a division of Lucent Technologies Inc. (“Lucent”), and the recording of a full valuation allowance against U.S. net deferred tax assets. For the three months ended June 30, 2003, the Company recorded a provision for income taxes of $8 on a pre-tax loss from continuing operations of $59, yielding an effective tax rate of (13.6)% due primarily to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance against U.S. net deferred tax assets.

      For the nine months ended June 30, 2004, the Company recorded a benefit for income taxes of $67 on a pre-tax loss from continuing operations of $30, yielding an effective tax rate of 223.3%. This rate differs from the U.S. statutory rate due to recording an $86 reversal for tax and interest contingencies resulting from the settlements of certain prior year tax audits, $11 associated with taxes related to non-U.S. jurisdictions, and the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze. Settlements of $86 recorded in the nine months ended June 30, 2004 relate to the Company's tax sharing agreement with Lucent and cover periods the Company operated as either a division of AT&T Corp. or Lucent. For the nine months ended June 30, 2003, the Company recorded a provision for income taxes of $62 on a pre-tax loss from continuing operations of $331, yielding an effective tax rate of (18.7%) due primarily to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance against U.S. net deferred tax assets.

Balance Sheet Information

	June 30, 2004	September 30, 2003

Inventories:
Finished goods	$50	$38
Work in process	90	77
Raw materials	7	7

Inventories	$147	$122

10. Investment in Silicon Manufacturing Partners

      In December 1997, the Company entered into a joint venture, called Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits, to operate a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method due to Chartered Semiconductor's participatory rights under the joint venture agreement. Under the joint venture agreement, each partner is entitled to the margins from sales to customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not expected to be shared in the same ratio as equity ownership. As of June 30, 2004, the Company's investment in SMP is $156, of which $21 is a dividend receivable recorded in other current assets and $135 is recorded in other assets. The Company's investment in SMP was $197 as of September 30, 2003, and was recorded in other assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      For the three and nine months ended June 30, 2004, the Company recognized equity losses of $3 and $6 from SMP, respectively, recorded in other income (expense)—net. For the three and nine months ended June 30, 2003, the Company recognized equity earnings of $2 and $14, respectively, recorded in other income (expense)—net. The Company received dividends of $40 from SMP during the nine months ended June 30, 2004. No dividends were received for the three months ended June 30, 2004 or for the prior year periods. SMP reported net income of $8 and $32 for the three and nine months ended June 30, 2004, respectively, and net income of $1 and $3, respectively, in the corresponding prior year periods. As of June 30, 2004, SMP reported total assets of $301 and total liabilities of $78 compared to total assets of $489 and total liabilities of $247 as of September 30, 2003.

11. Comprehensive Income (Loss)

      Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$2	$(78)	$37	$(349)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	—	(1)	(1)
Unrealized gain on cash flow hedges	3	1	5	3
Minimum pension liability adjustment	—	—	—	20
Reclassification adjustment to net income (loss)	1	—	1	—

Total comprehensive income (loss)	$5	$(77)	$42	$(327)

      The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. The minimum pension liability adjustment is related to a non cash contribution and remeasurement of the U.S. qualified occupational pension plan and there are no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The reclassification adjustment is the result of the termination of a cash flow hedge related to the settlement of third party debt by SMP.

12. Income (Loss) Per Common Share

      Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The 123,960,695 potential common shares related to convertible notes have been excluded from the diluted per share calculations for the three and nine months ended June 30, 2004 and 2003 because their effect would be anti-dilutive. For the three and nine months ended June 30, 2004, 15,428,080 and 20,381,229, respectively, of potential common shares related to outstanding stock options have been included in the diluted per share calculations. As a result of the loss from continuing operations reported for the three and nine months ended June 30, 2003, 13,320,841 and 6,572,491, respectively, of potential common shares related to outstanding stock options have been excluded from the diluted per share calculations.

13. Benefit Obligations

      The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

plan which is based on a pay and interest credit. The cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003, and provides for annual Company contributions based on a participant's age and compensation and interest on existing balances. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan. The Company also has pension plans covering certain international employees.

Agere Net Periodic Benefit Cost

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$8	$1	$7	$1
Interest cost	18	4	19	5
Expected return on plan assets	(22)	(2)	(23)	(1)
Amortization of prior service cost	1	2	1	1
Recognized net actuarial gain	—	—	—	1
International pension cost adjustment	6	—	—	—

Net periodic benefit cost	11	5	4	7
Special termination benefits	—	—	3	—
Curtailment charges	—	—	10	—

Total benefit cost	$11	$5	$17	$7

	Nine Months Ended June 30, 2004		Nine Months Ended June 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$18	$2	$19	$2
Interest cost	54	14	57	13
Expected return on plan assets	(66)	(4)	(72)	(3)
Amortization of prior service cost	2	7	2	3
Recognized net actuarial gain	—	—	—	1
International pension cost adjustment	6	—	—	—

Net periodic benefit cost	14	19	6	16
Special termination benefits	—	—	6	—
Curtailment charges	—	—	18	7

Total benefit cost	$14	$19	$30	$23

      As of June 30, 2004, the Company had not made any contributions to the pension plan in fiscal 2004 and presently anticipates no contributions for the remainder of fiscal 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

14. Intangible Assets

      The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table reflects intangible assets by major class and the related accumulated amortization:

	June 30, 2004	September 30, 2003

Amortized intangible assets:
Existing technology	$34	$34
Less: accumulated amortization	26	21

Amortized intangible assets—net	$8	$13

Unamortized intangible assets:
Goodwill:
Client Systems segment	$79	$79
Infrastructure Systems segment	40	30

Total goodwill	$119	$109

      Intangible asset amortization expense for the three and nine months ended June 30, 2004 was $2 and $5, respectively. Intangible asset amortization expense for the three and nine months ended June 30, 2003 was $2 and $7, respectively. Intangible asset amortization expense for the remainder of fiscal 2004 is estimated to be $2. The amortization for future fiscal years is estimated to be:

	2005	2006	2007	2008
Amortization expense	$3	$1	$1	$1

15. Segment Information

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

      Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is operating income (loss), exclusive of amortization of acquired intangible assets, purchased in-process research and development, net restructuring and other charges, and net gain on sale of operating assets.

      The Company does not identify or allocate assets by operating segment. In addition, the Company does not allocate interest expense, other income or expense, or income taxes to the segments. Management does not evaluate segments based on these criteria. The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. Integrated circuits are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Reportable Segments

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenue
Client Systems	$349	$324	$1,081	$940
Infrastructure Systems	146	132	392	395

Total	$495	$456	$1,473	$1,335

Operating income (loss) (excluding amortization of
acquired intangible assets, purchased in-process
research and development, net restructuring and other
charges, and net gain on sale of operating assets)

Client Systems	$13	$(48)	$61	$(184)
Infrastructure Systems	20	(10)	18	(38)

Total	$33	$(58)	$79	$(222)

Reconciling Items

      A reconciliation of reportable segment operating income (loss) to operating income (loss) reported in the condensed consolidated statements of operations is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Reportable segment operating income (loss)	$33	$(58)	$79	$(222)
Less:
Amortization of acquired intangible assets	2	2	5	7
Purchased in-process research and development	—	—	13	—
Restructuring and other charges—net	11	6	65	99
Gain on sale of operating assets—net	(3)	(15)	(3)	(13)

Total operating income (loss)	$23	$(51)	$(1)	$(315)

16. Financial Guarantees

      Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments for which the Company could be liable is $5 as of June 30, 2004. The initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Therefore, no liability is recorded as of June 30, 2004, because the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

      The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of June 30,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2004 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

      The Company's product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company's aggregate product warranty liability for continuing operations for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Balance as of beginning of period	$3	$4	$3	$4
Accruals for new and pre-existing warranties—net (including changes in estimates)	1	—	2	2
Settlements made (in cash or in kind) during the period	(2)	—	(3)	(2)

Balance as of end of period	$2	$4	$2	$4

17. Commitments and Contingencies

      In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at June 30, 2004, would not be material to the annual consolidated financial statements.

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

Legal Proceedings

      On October 17, 2002, the Company filed a patent infringement lawsuit against Intersil Corporation (“Intersil”) in the United States District Court in Delaware. The Company alleged that Intersil had infringed six of the Company's patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and is seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, the Company filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional Company patents—three covering semiconductor processing and one covering integrated circuits for wireless networking. The Company is seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. The Company believes that Intersil's claims are without merit.

      On October 30, 2002, Choice-Intersil Microsystems, Inc. (“Choice-Intersil”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. The Company counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil's motion for a preliminary injunction and holding that the Company had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. On April 12, 2004, the court found that the Company has rights to use those trade secrets and copyrights alleged by Choice-Intersil to have been infringed, and issued an order dismissing Choice-Intersil's claims against the Company for copyright infringement and use of allegedly misappropriated trade secrets. The Company believes that Choice-Intersil's claims are without merit.

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

      Intersil's former wireless networking product group is currently owned by GlobespanVirata, Inc., a subsidiary of Conexant Systems, Inc.

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

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. Reserves for estimated losses from environmental remediation are, depending upon the site, based primarily upon

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although the Company believes that its reserves are adequate, including those covering the Company's potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on the Company's financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2004, cannot be estimated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2004 and 2003 and the notes thereto. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

      We provide advanced integrated circuit solutions that are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

      Our business operations are divided into two market-focused groups, Client Systems and Infrastructure Systems. The Client segment targets the computer and consumer communications market and the Infrastructure segment targets the network equipment market. Each of these two groups is a reportable operating segment. The segments each include revenue from the licensing of intellectual property. The Client segment provides integrated circuit solutions for a variety of end-user applications such as hard disk drives and modems for computers, data-enabled mobile phones and wireless local area networking. The Infrastructure segment provides integrated circuit solutions to makers of high-speed communications systems. In addition, the Infrastructure segment formerly provided optoelectronic components; however, we have sold those operations and have reflected them as discontinued operations for all periods presented. See Note 6 to our financial statements in Item 1 of Part 1 for additional details.

      Effective during the fourth quarter of fiscal 2004, we will realign our business to focus on four key markets: Mobility, Storage, Enterprise and Networking, and Telecommunications. The Mobility division will include our mobile phone, Wi-Fi, voice over IP and mobile entertainment device integrated circuits. The Storage division will include our integrated circuits for hard disk drives. The Enterprise and Networking division will include custom solutions, modem integrated solutions and computer input/output products. The Telecommunications division will include solutions for wireless and wireline infrastructure.

Operating Environment

      Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The Client segment depends on demand for mobile phones and personal computers and associated equipment. The Infrastructure segment depends on demand for telecommunications infrastructure equipment. Our markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

      Our revenue in the quarter ending September 30, 2004 is expected to be below the level we achieved in the quarter ended June 30, 2004, principally due to weaker sales of integrated circuits used in mobile phones and wireless infrastructure products and lower intellectual property licensing revenue. We expect that the lower revenue will result in a somewhat lower gross margin percentage for the September quarter.

      Sales of integrated circuits used in mobile phones are expected to be significantly weaker in the September quarter than in the June quarter. Our sales of integrated circuits used in mobile phones based on the UMTS/W-CDMA, or “3G”, standard are concentrated in one customer. We believe this customer has sufficient inventory of our product to meet its near-term requirements and we do not currently believe we will sell integrated circuits for 3G mobile phones to this customer in the September quarter. On June 30, 2004, we had $17 million of 3G inventory and $11 million of in process 3G material at third party manufacturers. Our sales of integrated circuits used in GPRS/EDGE based mobile phones are concentrated in two major customers and several smaller customers. We believe inventory issues at one of our smaller customers in China will result in reduced sales of integrated circuits used in GPRS/EDGE based mobile phones in the September quarter. Our sales to our remaining GPRS/EDGE customers could be negatively impacted by inventory levels at these customers if end-user demand for their products weakens. We expect our sales of integrated circuits to wireless infrastructure customers to decline in the September quarter from the very strong levels seen in the June quarter. We sell integrated circuits for use in hard disk drives to two major customers and several smaller customers. We believe that our sales of integrated circuits for use in hard disk drives were negatively impacted in the June quarter by inventory issues at those major customers and we believe this condition will continue into the September quarter.

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

Restructuring and Decommissioning Activities

      We have substantially completed a major restructuring of our business which we began in fiscal 2001. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

•	Sold our optoelectronic components business, including the manufacturing facilities associated with that business;

•	Reduced our total headcount by approximately 9,700 employees;

•	Consolidated our operations into fewer facilities resulting in the closure of over 25 smaller manufacturing, administrative, support and warehouse facilities; and

•	Closed integrated circuit wafer manufacturing facilities in Allentown and Reading, Pennsylvania and Madrid, Spain.

      We also achieved our goal of a breakeven on quarterly revenues of approximately $450 million to $500 million. No significant additional savings from these restructuring activities are anticipated. Substantially all of the product lines eliminated by the restructuring activities were concentrated within the optoelectronics business.

      As a result of our restructuring activities, we recorded $1 million and $33 million for the three and nine months ended June 30, 2004, respectively, for the decommissioning of our former manufacturing facilities in Allentown and Reading. We recorded $10 million and $32 million for the three and nine months ended June 30, 2004, respectively for net restructuring and related charges. These are classified within restructuring and other charges—net. The net charges for the three months ended June 30, 2004 include $7 million related to international workforce reductions and $3 million related to rationalization of under-utilized manufacturing facilities and other restructuring related activities, including relocation of employees and equipment. The net charges for the nine months ended June 30, 2004 include $16 million related to domestic and international workforce reductions and revisions of prior estimates, and $16 million related to the rationalization of under-utilized manufacturing facilities and other restructuring activities, including relocation of employees and equipment. In addition, within gross margin we recorded $6 million of restructuring related charges during the nine months ended June 30, 2004, of which $5 million resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions.

For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1 of Part 1.

      We recorded $6 million and $99 million for the three and nine months ended June 30, 2003, respectively for net restructuring and related charges. The net charges for the three months ended June 30, 2003 include $3 million related to workforce reductions and $3 million related to rationalization of under-utilized manufacturing facilities and other restructuring related activities, including relocation of employees and equipment. The net charges for the nine months ended June 30, 2003 include $49 million related to workforce reductions and $50 million related to the rationalization of under-utilized manufacturing facilities and other restructuring activities, including relocation of employees and equipment. For the three and nine months ended June 30, 2003 within gross margin, we recorded $32 million and $86 million, respectively of restructuring related costs, of which $22 million and $63 million, respectively, resulted from increased depreciation.

      To complete our remaining restructuring and decommissioning actions, we estimate that we will incur approximately $20 million in additional cash charges, the majority of which is for the remaining consolidation of employees to our Lehigh Valley facility and the costs associated with completing the decommissioning of our former manufacturing sites in Allentown and Reading. We also expect to spend an additional $9 million for capital expenditures related to our restructuring and consolidation actions.

Application of Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by us about matters that are highly uncertain at the time the accounting estimates are made. See Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for additional critical accounting policies and estimates.

      In-process research and development

      We review our acquisitions to determine if there are any intangible assets relating to purchased in-process research and development. Projects that have not achieved technological feasibility and have no alternative future use are valued at fair market value using a discounted cash flow analysis and are expensed in the statement of operations on the date of acquisition. We use a discount rate that reflects the development stage of the technology and the risks associated with attaining full technological and commercial feasibility. When we value in-process research and development, we must make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of the projects, how close the projects are to technological feasibility and how much risk and cost is involved in finalizing the projects. It is reasonably likely that our estimates for these amounts will differ from actual results, in which case our in-process research and development charge may be over- or under- valued, which would also result in an under- or over-valuation of our goodwill.

      Property, Plant and Equipment

      Property, plant and equipment that is held and used is generally reflected in our financial statements at historical cost less an allocation for depreciation. The resulting book value may not be reflective of its fair market value. However, we have impaired property, plant and equipment in connection with our restructuring initiatives. Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence, or other changes in circumstances indicate that their carrying amount may not be recoverable. We perform impairment tests on groups of assets that are related and have separately identifiable cash flows. In some cases, it may not be practical to measure the cash flows associated with a particular asset or group of assets due to the integrated nature of our production process. When an asset's economic life is shorter than previously expected or when we plan to abandon an asset as a result of a restructuring plan or otherwise and are unable to measure the associated cash flows, we shorten the recovery period for that asset to its remaining useful life, which would cause us to recognize increased depreciation. If separate cash flows can be identified, we compare the carrying amount of the assets to their undiscounted expected future cash flows. If an impairment exists, assets classified as held and used are written-down to fair value and are depreciated over their remaining useful life, while assets classified as held for sale are written down to fair value less costs to sell. It is reasonably likely that the actual fair value may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over-value the related impairment charge.

Results of Operations

      Three months ended June 30, 2004 compared to the three months ended June 30, 2003

      The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Three Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)

Segment Revenue:
Client Systems	$349	$324	$25	8%
Infrastructure Systems	146	132	14	11

Total	$495	$456	$39	9%

      Revenue. Revenue increased 9% or $39 million, for the three months ended June 30, 2004, as compared to the same period in 2003. The revenue increase of $25 million in the Client segment is comprised of an $18 million increase in product revenue and a $7 million increase in intellectual property licensing revenue. The $18 million product revenue increase was driven by volume increases in the sales of integrated circuits used in mobile phones, partially offset by price and volume declines in the sales of integrated circuits used in hard disk drives. We also had lower revenues in wireless local area networking resulting from lower demand for our 802.11b solutions, and had pricing pressures throughout the remainder of the segment. The revenue increase of $14 million in the Infrastructure segment is comprised of an $8 million increase in intellectual property licensing revenue and a $6 million increase in product revenue. The $6 million product revenue increase primarily reflects volume increases from wireless digital signal processors, wireless infrastructure devices and public infrastructure devices, partially offset by volume decreases in mature telephony devices and broadband access devices, as demand for older telecommunications-focused products continued to decline, and a decrease in enterprise networking devices as that product portfolio continues to mature.

      Gross margin. Gross margin increased from 29.6% in the prior year quarter to 46.1% in the current quarter, an increase of 16.5 percentage points. Gross margin for the Client segment increased to 36.7% in the current quarter from 19.4% in the prior year quarter. The Client segment gross margin was positively impacted by a $26 million decrease in restructuring related costs, higher capacity utilization driven by stronger demand for integrated circuits for mobile phones and the closure of our Allentown and Reading manufacturing facilities, and higher intellectual property revenues, partially offset by price erosion across the segment. Gross margin for the Infrastructure segment increased to 68.5% in the current quarter from 54.5% in the prior year quarter. The Infrastructure segment gross margin improvement was due to the combination of higher manufacturing capacity utilization, a $7 million decrease in restructuring related costs, increased intellectual property revenue, and a change in mix to higher margin product applications.

      Selling, general and administrative. Selling, general and administrative expenses decreased 16% or $12 million, from $76 million in the three months ended June 30, 2003 to $64 million in the three months ended June 30, 2004. The decrease is due to expense reductions in information technology, worldwide sales and corporate functions as a result of restructuring actions and decreased bonus accruals for short-term incentive plans.

      Research and development. Research and development expenses increased 12% or $14 million, from $117 million in the prior year quarter to $131 million in the current quarter. The increase was due to higher design-related investments and increased headcount in support of the mobile phone, ethernet, storage and wireless networking areas, higher information technology expense, and higher mask expense. These increases were partially offset by a lower investment in silicon manufacturing process research due to our conversion to a fab-lite business model and a decrease in bonus accruals for short-term incentive plans.

      Restructuring and other charges—net. Net restructuring and other charges increased 83% or $5 million to $11 million for the three months ended June 30, 2004 from $6 million for the three months ended June 30, 2003. See Note 4 to our financial statements in Item 1 of Part 1 for additional details.

      Operating income (loss). We reported operating income of $23 million for the three months ended June 30, 2004, an improvement of $74 million from an operating loss of $51 million for the three months ended June 30, 2003. This improvement in operating income (loss) is the result of a $93 million increase in gross profit offset by a $19 million increase in operating expenses.

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

	Three Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)

Segment Operating Income (Loss):
Client Systems	$13	$(48)	$61	N/M
Infrastructure Systems	20	(10)	30	N/M

Total	$33	$(58)	$91	N/M

N/M = Not Meaningful

      Other income (expense)—net. Net other income (expense) decreased $4 million, from $3 million income in the prior year quarter to $1 million expense in the current quarter. This decrease is a result of a decrease in equity earnings from our joint venture, Silicon Manufacturing Partners, or SMP.

      Provision (benefit) for income taxes. For the three months ended June 30, 2004, we recorded a provision for income taxes of $9 million on pre-tax income from continuing operations of $11 million, yielding an effective tax rate of 81.8%. This rate differs from the U.S. statutory rate primarily due to recording $11 million in the current quarter for taxes related to non-U.S. jurisdictions, which included an $8 million year to date adjustment, a $4 million reversal of tax and interest contingencies resulting from a settlement arising from a tax period we operated as a division of Lucent Technologies Inc., and the recording of a full valuation allowance against U.S. net deferred tax assets. For the three months ended June 30, 2003, we recorded a provision for income taxes of $8 million on a pre-tax loss from continuing operations of $59 million, yielding an effective tax rate of (13.6)%. This rate differs from the U.S. statutory rate due primarily to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance against U.S. net deferred tax assets.

      Income (loss) from discontinued operations. Loss from discontinued operations was $11 million, or $0.01 per share, for the three months ended June 30, 2003. There was no income (loss) from discontinued operations in the current quarter, because we completed our exit of the optoelectronic components business in the prior year.

      Nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

      The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Nine Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)

Segment Revenue:
Client Systems	$1,081	$940	$141	15%
Infrastructure Systems	392	395	(3)	(1)

Total	$1,473	$1,335	$138	10%

      Revenue. Revenue increased 10% or $138 million, for the nine months ended June 30, 2004, as compared to the same period in 2003. The $141 million revenue increase in the Client segment consists of a $134 million increase in product revenue and a $7 million increase in intellectual property licensing revenue. The product revenue increase was driven primarily by volume increases in the sales of integrated circuits used in mobile phones and hard disk drives. These increases were partially offset by lower revenues in wireless local area networking solutions as we experienced lower demand for our 802.11b solutions. Additionally, we experienced pricing pressure throughout the segment. The revenue decrease of $3 million in the Infrastructure segment is comprised of a $12 million decrease in product revenue partially offset by a $9 million increase in intellectual property licensing revenue. The product revenue decrease was due to a decrease in sales of mature telephony devices and broadband access devices, as demand for older telecommunications-focused products continued to decline. Also, pricing pressure in asynchronous transfer mode applications and volume decreases in physical layer devices resulted in revenue decreases. These decreases were partially offset by volume increases in wireless infrastructure devices, multiservice switching fabrics and network processing devices.

      Gross margin. Gross margin increased from 27.3% in the nine months ended June 30, 2003 to 45.3% in the nine months ended June 30, 2004, an increase of 18 percentage points. Gross margin for the Client segment increased to 37.7% in the current period from 15.6% in the prior year period. The Client segment gross margin was positively impacted by improved volume and manufacturing yields, increased manufacturing utilization, and a $66 million decrease in restructuring related costs from the prior year period. These increases were partially offset by price erosion across the entire segment. Gross margin for the Infrastructure segment increased to 66.3% in the current period from 55.2% in the prior year period. The Infrastructure segment margin improvement was due to the combination of improved manufacturing capacity utilization, a $15 million decrease in restructuring related costs, and increased intellectual property revenue.

      Selling, general and administrative. Selling, general and administrative expenses decreased 7% or $17 million, from $227 million for the nine months ended June 30, 2003, to $210 million for the nine months ended June 30, 2004. The decrease is due to expense reductions as a result of restructuring actions in information technology, corporate functions and worldwide sales, partially offset by increased bonus accruals for short-term incentive plans.

      Research and development. Research and development expenses increased 5% or $18 million, from $360 million for the nine months ended June 30, 2003 to $378 million for the current year period. The increase was due to higher design-related investments and increased headcount in the mobile phone, ethernet, storage and wireless networking areas, and an increase in bonus accruals for short-term incentive plans, partially offset by lower investment in silicon manufacturing process research due to our conversion to a fab-lite business model and lower outside contractor expenses as we moved work to Agere employees.

      Purchased in-process research and development. Purchased in-process research and development expense for the nine months ended June 30, 2004 was $13 million due to our acquisition of TeraBlaze, Inc. in the first quarter of fiscal 2004. There was no purchased in-process research and development expense for the nine months ended June 30, 2003. See “Purchased In-Process Research and Development” for additional details.

      Restructuring and other charges—net. Net restructuring and other charges decreased 34% or $34 million to $65 million for the nine months ended June 30, 2004 from $99 million for the nine months ended June 30, 2003. See Note 4 to our financial statements in Item 1 of Part 1 for additional details.

      Operating income (loss). We reported an operating loss of $1 million for the nine months ended June 30, 2004, an improvement of $314 million from an operating loss of $315 million for the nine months ended June 30, 2003. This improvement in operating loss is primarily the result of the $302 million increase in gross profit.

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

	Nine Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)

Segment Operating Income (Loss):
Client Systems	$61	$(184)	$245	N/M
Infrastructure Systems	18	(38)	56	N/M

Total	$79	$(222)	$301	N/M

N/M = Not Meaningful

      Other income (expense)—net. Net other income (expense) decreased 79% or $15 million, from $19 million income for the nine months ended June 30, 2003 to $4 million income for the nine months ended June 30, 2004. This decrease is primarily a result of a decrease in equity earnings from our joint venture, Silicon Manufacturing Partners, partially offset by a gain recognized on the sale of an investment in the current period.

      Provision (benefit) for income taxes. For the nine months ended June 30, 2004, we recorded a benefit for income taxes of $67 million on a pre-tax loss from continuing operations of $30 million, yielding an effective tax rate of 223.3%. This rate differs significantly from the U.S. statutory rate due to recording an $86 million reversal for tax and interest contingencies resulting from the settlements of certain prior year tax audits, $11 million associated with taxes related to non-U.S. jurisdictions, and the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze. Settlements of $86 million recorded in the nine months ended June 30, 2004 relates to our tax sharing agreement with Lucent and covers periods we operated as either a division of AT&T Corp. or Lucent. For the nine months ended June 30, 2003, we recorded a provision for income taxes of $62 million on a pre-tax loss from continuing operations of $331 million, yielding an effective tax rate of (18.7)%. This rate differs from the U.S. statutory rate due primarily to the provision for taxes in foreign jurisdictions and the recording of a full valuation allowance against U.S. net deferred tax assets.

      Income (loss) from discontinued operations. Income from discontinued operations was $49 million with income per share of $0.03 for the nine months ended June 30, 2003. There was no income (loss) from discontinued operations in the current period, because we completed our exit of the optoelectronic components business in the prior year.

Liquidity and Capital Resources

      As of June 30, 2004, our cash in excess of short-term debt was $629 million, which reflects $771 million of cash and cash equivalents less $122 million of borrowings under our accounts receivable securitization facility and $20 million from the current portion of our capitalized lease obligations. In addition, we have $14 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. As of June 30, 2004, our long-term debt was $423 million, which consists of $410 million of convertible subordinated notes due in 2009 and $13 million from the non-current portion of our capitalized lease obligations.

      Net cash provided by operating activities from continuing operations was $112 million for the nine months ended June 30, 2004 compared with net cash used in operating activities from continuing operations of $99 million for the nine months ended June 30, 2003. This improvement in cash provided (used) by operating activities is primarily driven by improved gross margins on higher sales volumes and improved cash collections on accounts receivable. In addition, in the current year we had a $44 million decrease in cash payments for restructuring and related activities and received $40 million in dividends from our joint venture, SMP. In the prior year we had a cash outflow of $34 million related to a transitional supply agreement associated with the sale of our analog line card business. These improvements were offset in part by current period tax payments of $28 million related to tax audit settlements for certain years in which we operated as a division of AT&T or Lucent and higher bonus payments of $25 million.

      Net cash used by investing activities was $43 million for the nine months ended June 30, 2004 compared with net cash provided by investing activities of $25 million for the nine months ended June 30, 2003. The decrease in cash provided (used) by investing activities in the current period is due to the absence of $64 million in net proceeds from disposition of the optoelectronic components business in the prior year period and a $29 million decrease in proceeds from the sale or disposal of property, plant and equipment, partially offset by a $21 million decrease in capital expenditures.

      Net cash used by financing activities was $42 million for the nine months ended June 30, 2004, compared with $21 million for the nine months ended June 30, 2003. The increase in cash used by financing activities in the current period is due to $22 million in higher principal payments on short-term and long-term debt and $20 million in lower proceeds from the issuance of long-term debt, partially offset by an increase of $21 million in net proceeds from the issuance of common stock under our employee stock plans.

      We have entered into a securitization agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans secured by certain of our accounts receivable. The financial institutions have commitments under the related loan agreement of up to $200 million; however, the maximum amount that can be borrowed at any time depends on the amount and nature of our accounts receivable. The loan agreement expires on October 1, 2004. As of June 30, 2004, $122 million was outstanding under this agreement. See Note 7 to our financial statements in Item 1 of Part I for a description of the structure of the transaction and additional details.

      The majority of our accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of June 30, 2004, $199 million of gross receivables was pledged as security for the outstanding loans. We pay interest on amounts borrowed under the agreement based on one-month LIBOR. In addition, we pay an annual commitment fee, which varies depending on our credit rating, on the $200 million total loan commitment. As of June 30, 2004, for purposes of determining our commitment fee, our credit ratings were BB- with a stable outlook from Standard & Poor's and B1 with a stable outlook from Moody's. As of June 30, 2004, the commitment fee was 1.5% per annum. If our credit rating were to decline one or two levels, the commitment fee would increase to 2% or 3% per annum, respectively.

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

      We determined the fair value of the in-process research and development using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. We used a discount rate of 40%, which reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. As of the acquisition date, this project was estimated to be 70% complete, based on time, man-months completed and functionality. Costs to complete this project are estimated to be about $3 million. The remaining development effort included preparing a mask set and testing the product. We expect to complete these steps in the second quarter of fiscal 2005 and will release samples to our customers at that time. We anticipate that we will begin generating revenues and net cash inflows from this product in the third quarter of fiscal 2005.

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

      Because the effects of the Act are not expected to be significant, we will incorporate the effects of the Act in the next measurement of plan assets and obligations otherwise required by Statement of Financial Accounting Standards No. FAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” This treatment is specified by Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on the effects of the Act and is effective July 1, 2004.

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

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. We expect that the amounts reserved will be paid out over the period of remediation for the applicable site, which typically ranges from five to thirty years. We base reserves for estimated losses from environmental remediation, depending upon the site, primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of all potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in our financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. Although we believe that our reserves are adequate, including those covering our potential liabilities at Superfund sites, there can be no assurance that expenditures which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in these reserves or will not have a material adverse impact on our financial condition, results of operations or cash flows. Any possible loss or range of loss that may be incurred in excess of that provided for as of June 30, 2004, cannot be estimated.

Legal Proceedings

      On October 17, 2002, we filed a patent infringement lawsuit against Intersil Corporation in the United States District Court in Delaware. We alleged that Intersil had infringed six of our patents related to integrated circuits for wireless networking using the IEEE 802.11 standard and are seeking monetary damages for Intersil's infringement of these patents and an injunction prohibiting Intersil from using the patents in the future. On November 6, 2002, Intersil filed a counterclaim in this matter, alleging that ten patents of Intersil are infringed by unspecified Agere products. Two of the patents relate to system-level circuits, and eight patents relate to semiconductor processing. The complaint seeks an injunction and damages. On July 22, 2003, we filed a second patent infringement lawsuit against Intersil in the United States District Court in Delaware, alleging that Intersil had infringed four additional patents—three covering semiconductor processing and one covering integrated circuits for wireless networking. We are seeking an injunction and damages. Intersil counterclaimed with four additional patents relating to semiconductor processing. We believe that Intersil's claims are without merit.

      On October 30, 2002, Choice-Intersil Microsystems, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The amended complaint alleges misappropriation of trade secrets and copyrights that were jointly developed and jointly owned by Digital Ocean, Inc. (which, following several acquisitions and corporate reorganizations, is now Choice-Intersil) and Lucent Technologies Inc. The trade secrets and copyrights relate to media access controller technology for wireless local area networks. The complaint seeks an injunction and damages. We counterclaimed for misappropriation of trade secrets and breach of contract. On September 2, 2003, the court issued a decision denying Choice-Intersil's motion for a preliminary injunction and holding that we had lawfully obtained the trade secrets and copyrights alleged to have been infringed. Choice-Intersil has appealed. On April 12, 2004, the court found that we have rights to use those trade secrets and copyrights alleged by Choice-Intersil to have been infringed, and issued an order dismissing Choice-Intersil's claims against us for copyright infringement and use of allegedly misappropriated trade secrets.

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

      Intersil's former wireless networking product group is currently owned by GlobespanVirata, Inc., a subsidiary of Conexant Systems, Inc.

Risk Management

      We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative purposes. We use foreign currency forward contracts, and may from time to time use foreign currency options, to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. The change in fair market value of derivative instruments was recorded in other income (expense)—net and was not material for all periods presented.

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

Factors Affecting Our Future Performance

      The following factors, which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, could affect our future performance and the price of our stock.

•	If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenue may decline.

•	Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

•	The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in decreased revenue.

•	Joint ventures and other third parties manufacture some of our products for us. If these manufacturers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

•	A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

•	Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

•	Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in reduced revenues or increased expenses.

•	We are expanding, and may seek in the future to expand, into new areas, and if we are not successful, our results of operations may be adversely affected.

•	If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

•	Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

•	If we do not achieve adequate manufacturing utilization, yields, volumes or sufficient product reliability, our gross margins will be reduced.

•	We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from our integrated circuits products.

•	If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our results of operations may be adversely affected.

•	We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

•	We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

•	We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

•	We believe that financing has at times been difficult to obtain for companies in our industry and if we need additional cash to fund our operations or to finance future strategic initiatives, we may not be able to obtain it on acceptable terms or at all.

•	Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

•	The development and evolution of markets for our integrated circuits are dependent on factors over which we have no control. For example, if our customers adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

•	We could incur significant tax liabilities and payment obligations if Lucent fails to pay the tax liabilities attributable to Lucent under the tax sharing agreement that we entered into in connection with our spin-off from Lucent.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. See Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional details.

Item 4. Controls and Procedures

      With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

      See Part I—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
See Exhibit Index.
(b)	Reports on Form 8-K
Current Report on Form 8-K furnished April 27, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).
Current Report on Form 8-K furnished May 6, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), Item 9 (Regulation FD Disclosure), and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ JOHN W. GAMBLE, JR.
Date: August 9, 2004	John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350