Form 10-K
period 2004-09-30
AGERE SYSTEMS INC
filed 2004-12-13
CIK 1129446

As filed with the Securities and Exchange Commission on December 13, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

Form 10-K
___________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ..

Commission File Number 001-16397

Agere Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3746606 (I.R.S. Employer Identification No.)

1110 American Parkway N.E. Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-712-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange
Class B Common Stock, $.01 par value	New York Stock Exchange

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
Yes [X]    No [  ]

The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 31, 2004 was approximately $5.4 billion, based on the reported last sale prices on the New York Stock Exchange of such equity on such date.

As of December 1, 2004, 824,369,890 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2005 annual meeting of stockholders.

Agere Systems Inc.
Form 10-K
For the Year Ended September 30, 2004

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

PART I

Item 1.  Business

General

We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high-speed communications systems and personal computers.

Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Reference designs are complete specifications for products that a customer can use to build an end product, including components, board layouts and software. By using a reference design, a customer can reduce the amount of product design it must perform and the amount of time required to introduce a new product into the market.

In fiscal 2004, we realigned our business into operating segments that focus on four target markets: Storage, Mobility, Enterprise and Networking and Telecommunications. We have two reportable segments for financial reporting purposes, Consumer Enterprise and Telecommunications. The Consumer Enterprise segment includes the Storage, Mobility and Enterprise and Networking operating segments. Information about each of these groups is provided below. Previously, we had two market focused groups — one that focused on client computing and communications solutions and one that focused on telecommunications infrastructure solutions. We also have an operations group that manages our manufacturing and supply chain activities and information technology systems.

In fiscal 2004, 17% of our revenue was generated in the United States and 83% was generated outside the United States. In fiscal 2003, 20% of our revenue was generated in the United States and 80% was generated outside the United States. See “We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs” in Item 7. See Item 7 for financial information about our reportable segments and geographic financial information. We have restated segment financial information for years prior to fiscal 2004 to conform to our new reporting structure.

As of September 30, 2004, we had approximately 6,600 employees worldwide, including approximately 500 employees who were expected to go off-roll as a result of a workforce reduction we announced in September 2004. We have major research and development and manufacturing sites in the United States, India, Singapore, Thailand and the United Kingdom. We were incorporated in Delaware in 2000 as part of Lucent Technologies Inc.’s plan to spin off its microelectronics business to its stockholders. Lucent completed our spin-off on June 1, 2002.

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

Storage

We sell integrated circuits for use in hard disk drives. These integrated circuits include read channels, disk controllers, pre-amplifiers, or preamps, motor controllers and “system on a chip” products. A system on a chip is an integrated circuit that combines the functionality of a read channel and a disk controller.

Read channels convert analog signals that are generated by reading the stored data on the hard disk into digital signals. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1.

Preamps are used to amplify the initial signal from the hard disk so the signal can be processed by the read channel. Together, these are key components that are critical to determining the overall performance of a hard disk drive.

Disk controllers are used to control signal processing and communications functions within the disk drive. We also sell motor controllers, which are used to control functions related to the spinning of the physical storage media.

Hard disk drives are used by computers to store data. Small form factor hard disk drives are increasingly being used in consumer electronics products such as music players and we expect this trend to continue. We believe that hard disk drives are, or soon will be, used in devices such as mobile phones and digital cameras. We sell integrated circuits for use in consumer electronics devices and intend to continue our efforts in this area.

Mobility

Mobile Phone Solutions

We sell integrated circuits for use in digital mobile phones, and other wireless data and voice communications products. We offer comprehensive integrated wireless solutions that include:

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

Most of our mobile phone products support General Packet Radio Service, or GPRS, and operate on the Global System for Mobile Communications, or GSM, standard. GPRS provides enhanced data transmission capabilities for GSM mobile phones. We have recently begun providing production quantities of integrated circuits for an extension of GPRS called EDGE. We are also selling products that support the wideband CDMA, or “3G,” standard. These products were custom-designed for a customer. We are developing a standard product for 3G mobile phones that can be sold to other customers.

Wireless Local Area Networking Products

We sell integrated circuits for wireless networking applications. Our customers can use our integrated circuits to build network access cards or other wireless local area networking equipment. Our wireless local area networking solutions currently support the 802.11a, 802.11b and 802.11g standards. During fiscal 2004, we determined to focus our future development efforts in this area on integrated solutions that would allow mobile phones to work with wireless local area networks. We do not expect to devote significant development efforts on integrated circuits for more traditional wireless networking products such as network access cards and access points.

Enterprise and Networking

The majority of our revenue from products used in enterprise and networking applications is derived from the sale of integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

Our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

Networking Products

We sell custom designed integrated circuits for use in storage area networks, Ethernet networks and wireless and wireline telecommunications applications. We are developing a family of standard products for high speed networking applications. These products are intended to address enterprise and client applications for gigabit Ethernet, a high-speed data networking standard that operates at data rates of one million bits, or one gigabit, per second.

Client Access Products

We sell integrated circuits and associated software for modem products primarily to leading manufacturers of personal computers, modems and other electronic equipment. We also offer integrated circuits and software for use in digital telephony products that provide access to merged voice and data communications networks.

We sell high speed input/output products primarily to manufacturers of computers, peripheral equipment and communications equipment. Input/output refers to the transfer of data within and between computers; peripheral equipment, such as printers, scanners and digital cameras; and data networks. Our products support established connectivity and transmission standards known as Universal Serial Bus, or USB, and IEEE-1394.

We also sell integrated circuits for use in computer printing and imaging applications.

Other Products

We also sell custom designed chips for use in other computing applications and satellite digital radio receivers.

Telecommunications

We offer solutions for wireless and wireline multiservice communications networks. Our products encompass integrated circuits, software and reference designs and facilitate the transmission and traffic management of voice, video and data signals within communications networks and are used primarily in the following types of equipment:

•	Wireline telecommunications equipment, including:

•	Network communications equipment, which facilitates the transmission and management of data and voice traffic within communications networks; and

•	Network access equipment, such as data communications equipment, which allows devices to connect with communications networks.

•	Wireless telecommunications equipment, such as a cellular base station, which transmits and receives data and voice communications through radio waves.

We sell integrated circuit solutions that include integrated circuits supporting SONET/SDH communication standards, broadband aggregation devices, network processing and traffic management devices and digital signal processing, or DSP, devices, each of which is described below.

Wireline Telecommunications Equipment Solutions

We sell products designed for wired communications infrastructure. These products are used in high-speed transport networks and in the equipment used to access and interconnect these networks.

Multiservice Network Processing and Traffic Management Devices.    Multiservice network processing and traffic management devices ensure that quality of service and service level agreement specifications are adhered to in both TDM/ATN and packet-based wide area networks. Quality of service and service level agreements provide for reliable deliver of voice, video and data services to business and residential customers. These devices process data being sent over the network, providing for classification, traffic policing, queuing, scheduling and shaping of multiservice data.

Broadband Aggregation Devices.    Broadband is a general term that refers to high-speed data transmission. Our broadband access integrated circuits, or mappers, support data transport between central offices and enterprise sites by aggregation and termination. Aggregation refers to the combining of many low-speed, or tributary, data signals from enterprises into higher speed, or trunk, data signals for transmission to a central office. Termination refers to the separation of trunk data signals into lower-speed, tributary data signals.

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

SONET/SDH Network Devices.    Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexor. Add-drop multiplexors handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions, or framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within an optical network. A router is an interface, or link, between two networks.

Wireless Telecommunications Equipment

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

We also sell radio frequency power products for wireless base station power amplifier applications. These products can be applied to existing and new wireless communications standards.

Customers, Sales And Distribution

Customers

We have a globally diverse base of customers, consisting primarily of manufacturers of computer and communications equipment. We generally target as customers the leaders in the market segments in which our products are used as well as the companies we believe will be future leaders in these segments. In fiscal 2004, we sold our products directly to approximately 196 end customers and indirectly, through distributors, to approximately 449 end customers. For some end customers, we deliver the product to, and are paid by, a third party associated with the customer, such as their contract manufacturer. Our top 20 end customers in fiscal 2004, based on revenue, accounted for approximately 77% of our revenue and our top 10 end customers in fiscal 2004, based on revenue, accounted for approximately 65% of our revenue. Our top ten end customers in fiscal 2004 were:

Apple Computer, Inc.	Maxtor Corp.
Cisco Systems, Inc.	NEC Corporation
Hewlett-Packard Company	Nokia Corporation
Hitachi Global Storage Technologies	Samsung Electronics Co., Ltd.
Lucent Technologies Inc.	Seagate Technology, Inc.

In fiscal 2004, our sales to Maxtor represented 16% of our total revenue and our sales to Seagate represented 12% of our total revenue. No other customer accounted for 10% or more of our revenue in fiscal 2004.

Sales and Distribution

We have a worldwide sales organization with approximately 300 employees as of September 30, 2004, located in eight U.S. sales offices and 14 sales offices outside the U.S. We sell our products globally primarily through our direct sales force. To complement our direct sales force, we also sell our products through distributors, which sales in fiscal 2004 represented approximately10% of our revenue.

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

Manufacturing

We had four facilities located in three countries devoted to manufacturing integrated circuits as of September 30, 2004. These sites utilized approximately 2.1 million square feet of space dedicated to manufacturing. As of September 30, 2004, our company-owned and joint venture wafer fabrication operations were in the United States and Singapore, while our assembly and test operations were in Singapore and Thailand. As of September 30, 2004, we had approximately 2,200 employees devoted to manufacturing operations.

Because of the high cost of implementing new manufacturing processes, we have decided to use foundry partners, rather than internal manufacturing capabilities, to produce integrated circuits using newer processes. Our primary foundry partners are Chartered Semiconductor Manufacturing, Ltd., and Taiwan Semiconductor Manufacturing Corporation. We believe that our internal assembly and test operations provide us with a competitive advantage and intend to continue operating those facilities.

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

Our integrated circuit manufacturing operations in the United States are conducted at our facility in Orlando, Florida. That facility utilizes older manufacturing processes and we do not intend to invest in new manufacturing processes for that facility due to the significant cost of implementing those processes. We believe that until the end of calendar 2005, there will be an adequate level of demand for products made using the manufacturing processes currently employed at that facility. We plan to cease operations at that facility by the end of December 2005, if a sale of the facility cannot be arranged by that time.

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

Our primary competitors are listed in the table below.

Storage	Mobility	Enterprise and Networking	Telecommunications
Infineon Technologies AG	Koninklijke Philips	Broadcom Corp.	Applied Micro Circuits Corp.
Marvell Technology	Electronics N.V.	Conexant Systems	Infineon Technologies AG
Group Ltd.	Freescale Semiconductor, Inc.	International Business Machines	Intel Corp.
STMicroelectronics N.V.	QUALCOMM Inc.	LSI Logic Corp.	Freescale Semiconductor, Inc.
Texas Instruments	Skyworks Solutions, Inc.	Marvell Technology	PMC-Sierra, Inc.
Incorporated	STMicroelectronics N.V.	Group Ltd.	STMicroelectronics N.V.
	Texas Instruments Incorporated	Texas Instruments Incorporated	Vitesse Semiconductor Corporation
Wintegra, Inc.

Our competitive position varies depending on the market and product areas within these markets. For example, we are number one or two, based on revenue, in many of our product areas, including analog modems, baseband integrated circuits for wireless infrastructure, SONET/SDH integrated circuits and wired communications integrated circuits. However, our competitive position is not as strong in the gigabit Ethernet product area, which is a new area for us. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

We believe competition in our industry is based on the following factors:

•	Performance and reliability;

•	Price;

•	Compatibility of products with other products and communications standards used in communications networks;

•	Product size;

•	Ability to offer integrated solutions;

•	Time to market;

•	Breadth of product line;

•	Customer support;

•	Logistics and planning systems; and

•	Quality of manufacturing processes.

While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly.

However, we feel we are particularly strong in offering integrated solutions, our broad product lines and our logistics and planning systems.

Research and development

As of September 30, 2004, our product development team consisted of approximately 2,350 engineers and scientists. Our research and development expenditures were $496 million, $467 million and $625 million for fiscal 2004, 2003 and 2002, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Patents, Trademarks And Other Intellectual Property

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We have approximately 5,775 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

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

We protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also obtain licenses to patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

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

Employees

As of September 30, 2004, we had approximately 6,600 full-time employees, including approximately 500 employees who were expected to go off-roll as a result of a workforce reduction we announced in September 2004. Of our 6,600 employees, approximately 550 were U.S. union-represented employees covered by collective bargaining agreements.

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

Backlog

Our backlog, which represents the aggregate of the sales price of orders received from customers for delivery within six months, but not yet recognized as revenue, was approximately $447 million and $612 million on September 30, 2004 and September 30, 2003, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their orders two or three times between initial order and delivery. Our customers’ frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, generally orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where we believe it is in our best interests to do so. For these reasons, we believe that our backlog at any given date may not be a reliable indicator of future revenues.

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

Item 2.  Properties

As of September 30, 2004, we operated four manufacturing facilities and two warehouse locations in the United States and two other countries. We also operated an additional 57 facilities, including research and development facilities and design centers. We operated facilities in a total of 19 countries. Our manufacturing facilities were located in the United States, Singapore and Thailand. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore, which is predominantly used as a manufacturing site.

Our facilities have an aggregate floor space of approximately 6.6 million square feet, of which approximately 4.6 million square feet, including all of our manufacturing facilities other than our assembly and test facility in Singapore, is owned and approximately 2.0 million square feet is leased. Our lease terms range from monthly leases to 12 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels. We are currently not utilizing approximately 2.6 million square feet of this space due to our previous facility consolidation efforts.

Item 3.  Legal Proceedings

On November 4, 2004, Agere, Conexant Systems, Inc. and Intersil Corporation entered into a settlement agreement pursuant to which all previously reported litigation between Agere and Intersil has been dismissed. The settlement agreement provides for cross licenses between Agere and Conexant and Agere and Intersil and provides for total payments to Agere of $16 million.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2004, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

Our executive officers as of December 1, 2004 were as follows:

Name	Age	Position
John T. Dickson	58	President and Chief Executive Officer
John W. Gamble, Jr.	41	Executive Vice President and Chief Financial Officer
Peter Kelly	47	Executive Vice President, Operations Group
Sohail A. Khan	50	Executive Vice President and Chief Strategy and Development Officer
Ahmed Nawaz	55	Executive Vice President, Worldwide Sales Group

John T. Dickson has been our President and Chief Executive Officer since August 2000. Previously, Mr. Dickson was Executive Vice President and Chief Executive Officer of Lucent’s Microelectronics and Communications Technologies Group since October 1999. He joined AT&T in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin-off in 1996, and was named Chief Operating Officer of Lucent’s Microelectronics Group in 1997. Before joining AT&T, Mr. Dickson was Chairman and Chief Executive Officer of Shographics from 1992 until 1993, was President and Chief Executive Officer of Headland Technology Incorporated from 1991 to 1992, held various management positions at ICL plc from 1983 until 1991 and held various management positions at Texas Instruments from 1969 until 1983. Mr. Dickson is currently a director of the Semiconductor Industry Association, or SIA, and Mettler-Toledo International Inc. and a member of the board of trustees of Lehigh Valley Health and Hospital Network.

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

Peter Kelly has been Executive Vice President, Operations Group, since October 2001. Previously, Mr. Kelly had been Agere’s Vice President of Operations for Integrated Circuits from September 2000 to October 2001. Mr. Kelly joined Lucent Microelectronics in September 2000 from Fujitsu-ICL Systems Inc., a joint venture of ICL and Fujitsu that provided computer systems and services to retailers and banks, where he was Executive Vice President and Chief Operating Officer. Mr. Kelly had been with Fujitsu-ICL for six years.

Sohail A. Khan has been our Executive Vice President and Chief Strategy & Development Officer since August 2004. In this role, he is responsible for providing strategic support across Agere’s businesses, identifying new business opportunities and developing technology platforms that can be leveraged across different applications. Mr. Khan served as Executive Vice President, Infrastructure Systems Group, from October 2001 to August 2004, and as Executive Vice President of Integrated Circuits between March 2001 and October 2001. Mr. Khan was President of the Integrated Circuits business of Lucent’s Microelectronics and Communications Technologies Group from April 2000 to March 2001, and served as strategy and business development Vice President of Lucent’s

Microelectronics and Communications Technologies Group from 1996 to April 2000. Mr. Khan joined AT&T in 1990 as director of marketing and applications engineering for digital signal processing products and stayed at AT&T until 1996. He held a number of key positions while at AT&T, including Vice President and General Manager of the Wireless and Multimedia business.

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

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our Class A common stock trades on the New York Stock Exchange under the symbol “AGR.A.” The high and low sale prices for our Class A common stock for each quarter during our last two full fiscal years are set forth below, as reported in the consolidated transaction reporting system:

Fiscal 2003	High	Low
Quarter Ended December 31, 2002	$1.74	$0.50
Quarter ended March 31, 2003	$2.04	$1.35
Quarter ended June 30, 2003	$2.70	$1.29
Quarter ended September 30, 2003	$3.71	$2.28

Fiscal 2004
Quarter ended December 31, 2003	$4.45	$2.70
Quarter ended March 31, 2004	$4.14	$2.89
Quarter ended June 30, 2004	$3.46	$1.98
Quarter ended September 30, 2004	$2.30	$1.00

Our Class B common stock trades on the New York Stock Exchange under the symbol “AGR.B.” The high and low sale prices for our Class B common stock for each quarter during our last two full fiscal years are set forth below, as reported in the consolidated transaction reporting system:

Fiscal 2003	High	Low
Quarter ended December 31, 2002	$1.74	$0.51
Quarter ended March 31, 2003	$2.01	$1.33
Quarter ended June 30, 2003	$2.60	$1.19
Quarter ended September 30, 2003	$3.52	$2.19

Fiscal 2004
Quarter ended December 31, 2003	$3.75	$2.56
Quarter ended March 31, 2004	$3.88	$2.83
Quarter ended June 30, 2004	$3.33	$1.89
Quarter ended September 30, 2004	$2.17	$0.89

As of December 1, 2004, there were approximately 1.8 million record and beneficial holders of our Class A common stock and approximately 3.0 million record and beneficial holders of our Class B common stock.

Dividend Policy

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

See Item 12 for information about our equity compensation plans.

Item 6.  Selected Financial Data

The following table sets forth selected financial information for our company. The financial information for the years ended September 30, 2004, 2003, and 2002, and as of September 30, 2004 and 2003, has been derived from our audited financial statements included elsewhere in this report. The financial information for the year ended September 30, 2001 and as of September 30, 2002, 2001 and 2000 has been derived from our audited financial statements not included in this report. The financial information for the year ended September 30, 2000 has been derived from our unaudited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and the related notes in Item 8.

	Year Ended September 30,
(Dollars in millions except per share amounts)	2004 (1)	2003	2002 (2)	2001 (3)	2000
					(unaudited)
Statement of operations information:
Revenue	$1,912	$1,839	$1,923	$2,886	$3,515
Gross profit	866	579	494	915	1,574
Income (loss) from continuing operations	(90)	(371)	(803)	(1,454)	104

Basic and diluted earnings (loss) per share: (4)
Income (loss) from continuing operations	$(0.05)	$(0.22)	$(0.49)	$(1.09)	$0.10
Weighted average shares outstanding — basic and diluted (millions)	1,712	1,667	1,637	1,334	1,035

	September 30,
	2004	2003	2002 (2)	2001 (3)	2000
Balance sheet information:
Total assets	$2,272	$2,388	$2,864	$6,562	$7,067
Short-term debt	147	195	197	2,516	14
Long-term debt	420	451	486	33	46

(1)	During fiscal 2004 we recorded an $86 million reversal for tax and interest contingencies resulting from settlements of certain prior year tax audits. This relates to the company’s tax sharing agreement with Lucent and covers periods the company operated as either a division of AT&T Corp. or Lucent.

(2)	During fiscal 2002, our short-term debt decreased significantly as we repaid $2.5 billion of borrowings under a credit facility. Also, our total assets decreased significantly as we used $1.6 billion of cash on hand to partially repay the credit facility and recorded significant impairments of property, plant and equipment, as well as goodwill and acquired intangible assets.

(3)	During fiscal 2001, we received approximately $3.4 billion of net proceeds from our initial public offering and recorded a $2.8 billion impairment of goodwill and acquired intangible assets. We also assumed $2.5 billion of debt from Lucent, consisting of short-term borrowings under a credit facility provided by financial institutions. We did not receive any of the proceeds of this short-term debt.

(4)	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding on a historical basis includes the retroactive recognition to October 1, 1999 of the 1,035,100,000 shares owned by Lucent prior to our initial public offering in fiscal 2001.

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

Overview

We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high-speed communications systems and personal computers.

Effective during the fourth quarter of fiscal 2004, we realigned our business into operating segments that focus on four key markets: Storage, Mobility, Enterprise and Networking, and Telecommunications. We have two reportable segments, Consumer Enterprise and Telecommuncations. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer Enterprise segment includes the Storage, Mobility and Enterprise and Networking operating segments. Storage targets the consumer communications market and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets primarily the data networking equipment market and provides networking applications as well as modem integrated solutions and computer input/output products. The Telecommunications segment targets the telecommunications network equipment market and provides integrated circuit solutions for wireless and wireline infrastructure.

Separation from Lucent

We were incorporated under the laws of the State of Delaware on August 1, 2000, as a wholly owned subsidiary of Lucent. On February 1, 2001, Lucent transferred to us substantially all the assets and liabilities related to our business. In April 2001, we completed our initial public offering. On June 1, 2002, Lucent completed our spin-off by distributing all of the Agere common stock it then owned to its stockholders.

Prior to the completion of the spin-off, we were a majority-owned subsidiary and a related party of Lucent. Revenue from products sold to Lucent during fiscal 2002, prior to the spin-off, was $162 million, of which $43 million is recorded within income (loss) from operations of discontinued business.

Operating Environment

Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones, enterprise networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results. Also, portions of our revenues have been derived from customers that individually accounted for greater than 10% of our revenues. In fiscal 2004 and 2003, sales to Maxtor and Seagate represented 16% and 12%, respectively, of our revenue. In fiscal 2002, sales to Maxtor represented 14% of our revenue.

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

We have now substantially completed the restructuring activities that began in fiscal 2001, including headcount reductions and facility consolidations. We have also ceased operations at our integrated circuit manufacturing facilities located in Allentown and Reading, Pennsylvania. The remaining activities related to this restructuring program are the relocation of employees and the decommissioning of the Allentown manufacturing facility. These activities will take several more quarters to complete.

In mid-2004, we began experiencing demand reductions from some of our larger customers due to lower demand levels from their customers. Our sales of integrated circuits used in mobile phones based on the wideband CDMA, or “3G” standard are concentrated in one customer and sales to that customer decreased significantly in the quarter ended September 30, 2004. We expect that in fiscal 2005, our revenue from sales of integrated circuits for 3G mobile phones will be significantly lower than our revenue from such sales in fiscal 2004. At September 30, 2004, we had $13 million of 3G inventory and our third party foundries held $8 million of in-process 3G inventory.

In the quarter ended September 30, 2004, the semiconductor industry generally began experiencing demand softness. As a result of this industry softness, we began additional restructuring projects in September 2004 to further reduce our costs. These restructuring projects include the planned closure of our Orlando, Florida manufacturing facility and a reduction in the number of employees across the business, including the exit of the standalone wireless local area networking chipset business.

The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to increase our reliance on third-party contract manufacturers to make integrated circuits for us, as we transition to new technologies that we currently do not manufacture. We refer to this strategy as our “fab-lite” strategy. We believe this strategy will lead to lower capital expenditures, fixed costs and process development expenses than if we continued to invest in new manufacturing facilities.

We anticipate gross margin as a percent of revenue to be lower in fiscal 2005 than in fiscal 2004 due primarily to the additional depreciation related to the closure of the Orlando facility. We remain committed to achieving our financial objectives of gross margin between 45%-50% and operating margin of 15%, although we can give no assurance as to when or whether we will be able to achieve these objectives.

Restructuring and Decommissioning Activities

We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. At September 30, 2004, we were engaged in three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially completed. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

•	Sold our optoelectronic components business, including the manufacturing facilities associated with that business;

•	Reduced our total headcount by approximately 9,700 employees;

•	Consolidated our operations into fewer facilities, resulting in the closure of over 25 smaller manufacturing, administrative, support and warehouse facilities; and

•	Closed integrated circuit wafer manufacturing facilities in Allentown and Reading, Pennsylvania and Madrid, Spain.

Our second restructuring program was announced on September 23, 2004 and consists of a further resizing of our business to align the cost structure with our current revenue projections. As part of this program, we are reducing our workforce by approximately 500 employees across the business, including administrative functions, sales, marketing and product development, and exiting our standalone wireless local area network chipset business and all operations in the Netherlands. Annual savings related to these actions are expected to be approximately $70 million.

Our third restructuring program was announced on September 29, 2004 and relates to the closure of our Orlando facility. We will cease operations in our wafer manufacturing facility in Orlando by the end of December 2005, if we are unable to find an acceptable buyer for the facility prior to that date. Approximately 600 people are currently employed at the facility, the majority of which will be taken off roll no later than December 31, 2005. Although annual savings are dependent on anticipated utilization, we estimate savings of approximately $50 million in the year of closure.

As a result of our restructuring activities, we recorded a charge of $37 million for the year ended September 30, 2004, for an asset retirement obligation related to the decommissioning of our former manufacturing facilities in Allentown and Reading, classified within restructuring and other charges — net. We also recorded $160 million for the year ended September 30, 2004 for net restructuring and related charges, classified within restructuring and other charges — net. The net charges for the year ended September 30, 2004 include $132 million related to workforce reductions and $28 million related to other restructuring and related charges including facility lease terminations, asset impairments, and other charges, including relocation of employees and equipment. In addition, within gross margin we recorded $7 million of restructuring related charges during the year ended September 30, 2004, of which $5 million resulted from increased depreciation. This increased depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 8.

We recorded net restructuring and related charges of $131 million and $503 million within continuing operations for the years ended September 30, 2003 and 2002, respectively, classified within restructuring and other charges — net. We also recorded restructuring related costs within continuing operations in gross profit of $103 million and $59 million for fiscal 2003 and 2002, respectively, of which $71 million and $34 million, respectively, resulted from increased depreciation.

To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $12 million in additional cash charges during fiscal 2005, related primarily to the relocation of employees. We also estimate that we will spend an additional $8 million for capital expenditures primarily related to the decommissioning of our former manufacturing facility in Allentown. We do not expect to incur additional significant charges to complete the business resizing announced on September 23, 2004. To complete our exit from manufacturing operations at our Orlando facility if we are unable to sell it, we estimate that we will incur approximately $48 million in additional cash charges, $43 million of which relates to shutdown costs for the facility which we expect the majority to be paid in fiscal 2006 and the remainder to be paid in fiscal 2007, and $5 million of other miscellaneous costs which we expect to pay in fiscal 2005. We also expect to incur additional non-cash charges related to the Orlando closure of $36 million per quarter in each of the next five quarters, for a total of $180 million, primarily related to increased depreciation. We will use cash on hand and cash generated from future operations to fund the additional cash charges related to the restructuring activities.

We expect future cash requirements to complete all restructuring programs will be approximately $136 million. This amount represents amounts that are already included in the restructuring reserve at September 30, 2004 and the estimated future cash charges mentioned above.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve one or more “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We have reviewed our critical accounting policies with our audit committee.

Property, Plant and Equipment

Property, plant and equipment that is held and used is generally reflected in our financial statements at historical cost less an allocation for depreciation. The resulting book value may not be reflective of its fair market value. However, we have impaired property, plant and equipment in connection with our restructuring initiatives. Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence, or other changes in circumstances indicate that their carrying amount may not be recoverable. We perform impairment tests on groups of assets that are related and have separately identifiable cash flows. In some cases, it may not be practical to measure the cash flows associated with a particular asset or group of assets due to the integrated nature of our production process. When an asset’s economic life is shorter than previously expected or when we plan to abandon an asset as a result of a restructuring plan or otherwise and are unable to measure the associated cash flows, we shorten the recovery period for that asset to its remaining useful life, which would cause us to recognize increased depreciation. If separate cash flows can be identified, we compare the carrying amount of the assets to their undiscounted expected future cash flows. If an impairment exists, assets classified as held and used are written-down to fair value and are depreciated over their remaining useful life, while assets classified as held for sale are written down to fair value less costs to sell. It is reasonably likely that the actual fair value may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over-value the related impairment charge.

Tax Valuation Allowance

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Commencing in 2001, we established a full valuation allowance against our U.S. net deferred tax assets because our continuing losses and the uncertainty of the timing of the recovery of our industry and our return to profitability, cause our long term financial forecast to have enough uncertainty that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The majority of our tax contingencies were transferred to us from Lucent as part of our separation from Lucent and reflect our potential exposures under our tax sharing agreement with Lucent. We believe these tax contingencies are reasonable although the accruals may change in the future due to new developments in each matter. It is likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Retirement Benefits

Postretirement liabilities are for benefits that we expect to pay to eligible retirees. We consider various factors in determining our postretirement liability, including the number of employees who we expect to receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate we may be over- or under-accrued.

We also have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. We consider various factors in determining our pension liability, including the number of employees who we expect to be paid, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under-valued.

We reassess our retirement benefit plan assumptions on an annual basis or more frequently if changes in circumstance indicate a re-evaluation of assumptions is required. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The discount rate we use reflects the prevailing market rate of a portfolio of fixed-income debt instruments rated AA– or better and with maturities matching the expected timing of the benefit obligations. During the latter part of fiscal 2004 and 2003, we recorded curtailments as a result of actions taken under our recent restructuring initiatives. In fiscal 2003 we reduced the discount rate to 6.25% from 6.75% in fiscal 2002 for the determination of both our net periodic benefit cost and our benefit obligation for U.S. retirement benefit plans. In fiscal 2004, we used discount rates of 6.25% and 6.0% to determine our net periodic benefit cost and our benefit obligation, respectively. We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. For fiscal 2004, we reduced the weighted-average long-term rate of return on assets to 7.75% from 8.0% in fiscal 2003 for our U.S. retirement benefit plans. The target investment policy was changed in August 2004 to a mix of 57% equity and 43% debt instruments for the management pension plan and 48% equity and 52% debt instruments for the occupational pension plan. The weighted average target investment portfolio allocation for our U.S. management and occupational pension plans is 53% in equity and 47% in debt investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligation. For fiscal 2005, we are using an expected rate of return on plan assets of 8.0% and 8.25% for the represented and management pension plans, respectively, consistent with the target investment portfolio allocation.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension benefit obligation. Each change of 25 basis points in the discount rate assumption would have an estimated $1 million impact on annual net retirement benefit costs and a $43 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $3 million annual impact on net retirement benefit costs.

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

Our exit from the optoelectronic components business was completed as a result of these two sales. See Note 6 to our financial statements in Item 8 for additional details.

Purchased In-process Research and Development

On December 31, 2003, we acquired TeraBlaze, Inc., a developer of gigabit Ethernet switching solutions, for approximately $21 million in Agere Class A common stock. On the date of acquisition, we expensed $13 million of the purchase price as in-process research and development. This represented the fair value of the technology we acquired which had not yet reached technological feasibility and had no alternative future use.

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

We determined the fair value of the in-process research and development using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. We used a discount rate of 40%, which reflects the development stage of the technology and risks associated with attaining full technological and commercial feasibility. As of the acquisition date, this project was estimated to be 70% complete, based on time, man-months completed and functionality. Costs to complete this project are estimated to be about $1 million. The remaining development effort included preparing a mask set and testing the product. We expect to complete these steps in the second quarter of fiscal 2005 and will release samples to our customers at that time. We anticipate that we will begin generating revenues and net cash inflows from this product in the third quarter of fiscal 2005.

Results of Operations

Fiscal year ended September 30, 2004 compared to fiscal year ended September 30, 2003

The following table shows our revenue and the change in revenue both in dollars and in percentage terms, by segment:

	Year Ended September 30,		Change
	2004	2003	$	%
	(dollars in millions)
Revenue by Segment:
Consumer Enterprise:
Storage	$635	$623	$12	2%
Mobility	496	417	79	19
Enterprise & Networking	513	560	(47)	(8)
Consumer Enterprise	1,644	1,600	44	3
Telecommunications	268	239	29	12
Total Revenue	$1,912	$1,839	$73	4%

Revenue.    Revenue was $1,912 million, an increase of 4% or $73 million from $1,839 million in fiscal 2003. Product revenue of $1,766 million in fiscal 2004 is a $54 million increase versus fiscal 2003, and revenue from the licensing of intellectual property of $146 million is an increase of $19 million versus fiscal 2003. The revenue discussion below is qualitative in nature as it pertains to price and volume analyses. Traditional price and volume analysis is not practicable due to the diversity of our product lines and rapid evolution of technology, including the continuous integration of additional functionality on a single integrated circuit.

In the Consumer Enterprise segment, revenue was $1,644 million in fiscal 2004, an increase of 3% or $44 million from $1,600 million in fiscal 2003. Product revenue was $1,529 million in fiscal 2004, a $29 million increase from $1,500 million in fiscal 2003. Revenue from the licensing of intellectual property was $115 million in fiscal 2004, a $15 million increase from $100 million in fiscal 2003. The components of Consumer Enterprise segment revenue are discussed below.

In Storage, revenue was $635 million in fiscal 2004, an increase of 2% or $12 million from $623 million in fiscal 2003. Revenue from the licensing of intellectual property was $48 million in fiscal 2004, an increase of $16 million from $32 million in fiscal 2003. Product revenue was $587 million in fiscal 2004, a $4 million decrease from $591 million in fiscal 2003. The decrease in product revenue was driven by a decline in the demand for pre-amplifiers and pricing pressures in our system-on-a-chip solution for hard disk drives. The decrease was offset by a volume increase in our system-on-a-chip-solution as we completed the product ramp-up at a significant customer.

In Mobility, revenue was $496 million in fiscal 2004, an increase of 19% or $79 million from $417 million revenue in fiscal 2003. Product revenue was $466 million in fiscal 2004, an increase of $75 million from $391 million in fiscal 2003. The product revenue increase was driven by the continued initial deployment of custom 3G chipsets and an increase in demand for our GPRS-based solution. Although we had an annual increase in revenue from the sales of 3G custom chipsets, demand for this solution fluctuated during the fiscal year and declined sequentially in the fourth quarter due to an initial ramp to have adequate supplies of 3G phones available for the launch of the 3G service by our customer and then subsequent inventory issues. This increase in demand for our mobile phone solutions was partially offset by $101 million of lower revenues in wireless local area networking, primarily as a result of lower demand for our 802.11b solutions, and pricing pressures for our GPRS-based solutions. As part of our restructuring plans announced on September 23, 2004, we currently plan to exit the standalone wireless local area networking chipset market. Additionally, revenue from the licensing of intellectual property was $30 million in fiscal 2004, an increase of $4 million from $26 million in fiscal 2003.

In Enterprise and Networking, revenue was $513 million in fiscal 2004, a decrease of 8% or $47 million from $560 million in fiscal 2003. Product revenue was $476 million in fiscal 2004, a $42 million decrease from $518 million in fiscal 2003. The decrease in product revenue was driven by decreased demand for mature telephony products. These decreases were slightly offset by volume increases in sales of satellite radio chipsets and solutions for public infrastructure, and personal computer and wired applications. Additionally, revenue from the licensing of intellectual property was $37 million in fiscal 2004, a decrease of $5 million from $42 million in fiscal 2003.

In the Telecommunications segment, revenue was $268 million in fiscal 2004, an increase of 12% or $29 million from $239 million in fiscal 2003. Product revenue was $237 million in fiscal 2004, an increase of $25 million from $212 million in fiscal 2003. The increase in product revenue was driven by volume increases in mappers, framers and network processing devices as we saw increased demand for newer applications. We also saw volume increases in mature digital signal processors and multi-service switching fabric product applications. These increases were offset in part by pricing pressures and volume decreases in asynchronous transfer mode traffic management devices and pricing pressures in physical layer devices. Additionally, revenue from the licensing of intellectual property was $31 million in fiscal 2004, an increase of $4 million from $27 million in fiscal 2003.

Costs and gross margin.    Costs were $1,046 million in fiscal 2004, a decrease of 17% or $214 million, from $1,260 million in fiscal 2003. Gross margin as a percent of revenue increased 13.8 percentage points to 45.3% in fiscal 2004 from 31.5% in fiscal 2003. The 13.8 percentage point improvement is the result of improved manufacturing yields, higher manufacturing utilization due to increased volumes and fewer manufacturing facilities, and a $96 million decrease in restructuring related costs, as we completed the closure of our Allentown manufacturing facility. These improvements were offset slightly by pricing pressures in some applications in each of the four segments.

Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is gross margin, exclusive of restructuring related charges included in costs. The gross margin in the Consumer Enterprise segment was 41% in fiscal 2004, an increase of 9 percentage points from 32% in fiscal 2003. This increase was primarily driven by higher manufacturing utilization, improved manufacturing yields and by higher revenue from the licensing of intellectual property, offset by increased product engineering cost. The gross margin in the Telecommunications segment was 72% in fiscal 2004 and 2003. There were improvements due to higher manufacturing utilization offset by higher inventory provisions.

Selling, general and administrative.    Selling, general and administrative expenses decreased 7% or $22 million to $272 million in fiscal 2004 from $294 million in fiscal 2003. The decrease is due to expense reductions as a result of restructuring actions primarily in information technology, with lesser reductions in worldwide sales and other corporate functions.

Research and development.    Research and development expenses increased 6% or $29 million to $496 million in fiscal 2004 from $467 million in fiscal 2003. The increase was due to $43 in higher design-related investments and increased headcount related to product development, partially offset by $13 million in lower investment in silicon manufacturing process research due to our reduced focus on developing new internal manufacturing capabilities and $6 lower outside contractor expenses as we moved work to Agere employees.

Purchased in-process research and development.    Purchased in-process research and development expense for fiscal 2004 was $13 million due to our acquisition of TeraBlaze, Inc. in the first quarter of fiscal 2004. There was no purchased in-process research and development expense for fiscal 2003. See Note 5 to our financial statements in Item 8 for additional details.

Restructuring and other charges — net.    Net restructuring and other charges increased 50% or $66 million to $197 million in fiscal 2004 from $131 million in fiscal 2003. See Note 4 to our financial statements in Item 8 for additional details.

Gain on sale of operating assets — net.    Gain on sale of operating assets — net decreased $17 million to $4 million in fiscal 2004 from $21 million in fiscal 2003. The fiscal 2003 gain consists principally of the recognition of a $16 million gain on the sale of our analog line card business, which had previously been deferred. See Note 11 to our financial statements in Item 8 for additional information.

Other income — net.    Other income — net decreased 64% or $14 million to $8 million in fiscal 2004 compared to $22 million in the prior year. The change is primarily due to an $18 million decrease in income from our equity investment in Silicon Manufacturing Partners Pte, Ltd., or SMP, offset in part by a $4 million gain on the sale of an investment in the current year.

Interest expense.    Interest expense decreased 9% or $4 million to $43 million in fiscal 2004 from $47 million in fiscal 2003. This decrease is primarily due to lower interest expense related to capital lease obligations.

Provision for income taxes.    For fiscal 2004, we recorded a benefit for income taxes of $60 million on a pre-tax loss from continuing operations of $150 million, yielding an effective tax rate of 40.2%. This rate differs from the U.S. statutory rate due to recording an $86 million reversal of tax and interest contingencies resulting from settlements of certain prior year tax audits, the recording of taxes related to non-U.S. jurisdictions, the impact of non-tax deductible in-process research and development expenditures related to the acquisition of TeraBlaze, and the recording of a full valuation allowance against U.S. net deferred tax assets. The $86 million reversal of tax and interest contingencies recorded in the fiscal year relate to the company’s tax sharing agreement with Lucent and covers the settlement of periods the company operated as a division of either AT&T Corp. or Lucent. For fiscal 2003, we recorded a provision for income taxes of $46 million on a pre-tax loss from continuing operations of $325 million, yielding an effective tax rate of (14.2)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance against U.S. net deferred tax assets and the tax effect of non-U.S. operations.

Income (loss) from discontinued operations.    For fiscal 2004, there was no income (loss) from discontinued operations. For fiscal 2003, income from discontinued operations was $38 million, or $0.02 per share, and consisted of income from operations of $8 million and a gain on disposal of $30 million. The gain from disposal reflects an $11 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE.

Fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002

The following table shows our revenue and the change in revenue both in dollars and in percentage terms, by segment:

	Year Ended September 30,		Change
	2003	2002	$	%
	(dollars in millions)
Revenue by Segment:
Consumer Enterprise:
Storage	$623	$558	$65	12%
Mobility	417	428	(11)	(3)
Enterprise & Networking	560	615	(55)	(9)
Consumer Enterprise	1,600	1,601	(1)	—
Telecommunications	239	322	(83)	(26)
Total Revenue	$1,839	$1,923	$(84)	(4)%

Revenue.    Revenue was $1,839 million in fiscal 2003, a decrease of 4% or $84 million, from $1,923 million in fiscal 2002. Product revenue of $1,712 million in fiscal 2003 was a $96 million decrease versus fiscal 2002 and revenue from the licensing of intellectual property of $127 million in fiscal 2003 was a $12 million increase versus fiscal 2002. The revenue discussion below is qualitative in nature as it pertains to price and volume analyses. Traditional price and volume analysis is not practicable due to the diversity of our product lines and rapid evolution of technology, including the continuous integration of additional functionality on a single integrated circuit.

In the Consumer Enterprise segment, revenue was $1,600 million in fiscal 2003, a $1 million decrease from $1,601 million in fiscal 2002. Product revenue was $1,500 million in fiscal 2003, a $22 million decrease from $1,522 million in fiscal 2002. Revenue from the licensing of intellectual property was $100 million in fiscal 2003, a $21 million increase from $79 million in fiscal 2002. The components of Consumer Enterprise segment revenue are discussed below.

In Storage, revenue was $623 million in fiscal 2003, an increase of 12% or $65 million from $558 million in fiscal 2002. Product revenue of $591 million in fiscal 2003 is a $61 million increase from $530 million in fiscal 2002. The increase in product revenue was driven by an increase in sales of our system-on-a-chip solution for hard disk drives as we completed the ramp-up at a significant customer. This increase was partially offset by volume decreases for pre-amplifiers and read channels. Additionally, revenue from the licensing of intellectual property was $32 million in fiscal 2003, an increase of $4 million from $28 million in fiscal 2002.

In Mobility, revenue was $417 million in fiscal 2003, a decrease of 3% or $11 million from $428 million in fiscal 2002. Product revenue of $391 million in fiscal 2003 is a decrease of $18 million from $409 million in fiscal 2002. The decrease in product revenue was driven by the absence of $62 million in revenues from our wireless local area network equipment business which we sold in fiscal 2002 and lower revenues related to our wireless local area network solutions as we experienced price pressures and a transition from a board-based to a chipset-based solution. These decreases were mostly offset by volume increases in the sales of GPRS solutions used in mobile phones. Additionally, revenue from the licensing of intellectual property was $26 million in fiscal 2003, an increase of $7 million from $19 million in fiscal 2002.

In Enterprise and Networking, revenue was $560 million in fiscal 2003, a decrease of 9% or $55 million from $615 million in fiscal 2002. Product revenue of $518 million in fiscal 2003 is a decrease of $65 million from $583 million in fiscal 2002. The decrease in product revenue was driven by lower volumes for mature telephony and public infrastructure solutions as demand from telecommunications equipment manufacturers declined as their customers, communications service providers, reduced capital expenditures. Additionally we experienced lower demand for personal computer based applications. Revenue from the licensing of intellectual property was $42 million in fiscal 2003, an increase of $10 million from $32 million in fiscal 2002.

In the Telecommunications segment, revenues were $239 million in fiscal 2003, a decrease of 26% or $83 million from $322 million in fiscal 2002. Product revenue of $212 million in fiscal 2003 is a decrease of $74 million from $286 million in fiscal 2002. The decrease in product revenue was driven by the absence of $66 million in revenues from our analog line card and field-programmable gate array businesses which were sold in fiscal 2002. The remaining decrease was caused by volume decreases of digital signal processors due to lower demand from telecommunication equipment manufacturers, offset partially by increases in volume of our asynchronous transfer mode traffic management devices. Additionally, revenue from the licensing of intellectual property was $27 million in fiscal 2003, a decrease of $9 million from $36 million in fiscal 2002.

Costs and gross margin.    Costs were $1,260 million in fiscal 2003, a decrease of 12% or $169 million from $1,429 million in fiscal 2002. Gross margin as a percent of revenue increased 5.8 percentage points to 31.5% in fiscal 2003 from 25.7% in fiscal 2002. The improvement in gross margin as a percent of revenue was predominantly driven by improved expense management related to actions taken under our restructuring and cost saving initiatives, primarily the closure of our former manufacturing facilities in Reading and Allentown. Additionally, gross margin improved by $31 million due to lower inventory provisions and $14 million due to increased licensing of intellectual property. These increases were partially offset by an increase of $44 million in restructuring related costs and the absence of gross margin from our wireless local area network equipment business which we sold in fiscal 2002.

Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is gross margin, exclusive of restructuring related charges included in costs. The gross margin in the Telecommunications segment was 72% in fiscal 2003, an increase of 18 percentage points from 54% in fiscal 2002. The improvement was primarily driven by benefits generated by our restructuring activities and lower inventory provisions, partially offset by a reduction in gross margin associated with intellectual property licensing. The gross margin in the Consumer Enterprise segment was 32% in fiscal 2003, an increase of 8 percentage points from 24% in fiscal 2002. The increase in margin was primarily driven by the savings from our restructuring and cost saving initiatives, yield improvements as we transitioned to a newer technology and lower inventory provisions. These improvements were offset by a shift in product mix associated with the loss of a higher margin wireless local area network equipment business that was sold in fiscal 2002, increased pricing pressure and additional operations related costs.

Selling, general and administrative.    Selling, general and administrative expenses decreased 10% or $32 million to $294 million in fiscal 2003 from $326 million in fiscal 2002. The decrease was primarily driven by reduced salary, benefit and other expenditures as a result of our restructuring and cost saving initiatives and the absence of expenditures related to our analog line card, field-programmable gate array and wireless local area network equipment businesses which we sold in fiscal 2002. The decrease was partially offset by $16 million related to annual meeting expenses, as there was a significant increase in the number of Agere stockholders as a result of the distribution of Agere common stock by Lucent to its stockholders on June 1, 2002.

Research and development.    Research and development expenses decreased 25% or $158 million to $467 million in fiscal 2003 from $625 million in fiscal 2002. The majority of the decrease was due to reduced expenditures as we focused our product development efforts and realized savings from our restructuring and cost saving initiatives. We also reduced our research and development efforts related to silicon fabrication research and other manufacturing processes as we transition to a fab-lite model, which resulted in a decrease of approximately $45 million. In addition, approximately $26 million of the decrease is due to the absence of expenses from the three businesses that we sold in fiscal 2002.

Amortization of goodwill and acquired intangible assets.    Amortization expense decreased 76% or $26 million to $8 million in fiscal 2003 from $34 million in fiscal 2002, primarily due to the absence of amortization of goodwill in fiscal 2003. Effective October 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and are no longer permitted to amortize goodwill. We continue to amortize acquired intangible assets with finite lives over their useful life.

Restructuring and other charges — net.    Net restructuring and other charges decreased 74% or $372 million to $131 million in fiscal 2003 from $503 million in fiscal 2002. See Note 4 to our financial statements for additional details.

Gain on sale of operating assets — net.    Gain on sale of operating assets — net decreased $278 million to $21 million in fiscal 2003 from $299 million in fiscal 2002. The fiscal 2002 gain consists principally of a $243 million gain on the sale of our field-programmable gate array business and a $58 million gain on the sale of our wireless local area network equipment business, while the fiscal 2003 gain consists principally of the recognition of a $16 million gain on the sale of the analog line card business, which had previously been deferred. See Note 11 to our financial statements in Item 8 for additional information.

Other income — net.    Other income — net decreased 71% or $54 million to $22 million in fiscal 2003 compared to $76 million in the prior year. The change is primarily due to a $27 million decrease in income from our equity investment in SMP and a $20 million decrease in interest income as a result of lower average cash balances.

Interest expense.    Interest expense decreased 61% or $74 million to $47 million in fiscal 2003 from $121 million in fiscal 2002. This decrease is due to having significantly lower debt in fiscal 2003 primarily as a result of repayments on our credit facility, which matured on September 30, 2002, partially offset by increased interest incurred on our convertible subordinated notes that were issued in June 2002.

Provision for income taxes.    For fiscal 2003, we recorded a provision for income taxes of $46 million on a pre-tax loss from continuing operations of $325 million, yielding an effective tax rate of (14.2)%. This rate differs from the U.S. statutory rate primarily due to the recording of a full valuation allowance against U.S. net deferred tax assets and the tax effect of non-U.S. operations. For fiscal 2002, we recorded a provision for income taxes of $63 million on a pre-tax loss from continuing operations of $740 million, yielding an effective tax rate of (8.5)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance against U.S. net deferred tax assets and the tax effect of non-U.S. operations.

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

Liquidity and Capital Resources

On September 30, 2004, our cash in excess of short-term debt was $631 million, which reflects $778 million in cash and cash equivalents less $122 million of borrowings under our accounts receivable securitization facility and $25 million from the current portion of our capitalized lease obligations. In addition, we had $19 million of cash held in trust that primarily supports obligations of our captive insurance company and is not immediately available to fund on-going operations. On September 30, 2004, our long-term debt was $420 million, which consists of $410 million of convertible subordinated notes due December 15, 2009 and $10 million from the non-current portion of our capitalized lease obligations.

Net cash provided by operating activities from continuing operations was $166 million in fiscal 2004 compared with $23 million cash used in fiscal 2003. The $189 million improvement in cash provided (used) by operating activities was primarily driven by improved gross margin on higher sales volumes. In addition, in the current year we received $61 million in dividends from our joint venture, SMP, and had a $37 million decrease in cash payments for restructuring activities. In the prior year, we had a cash outflow of $34 million related to a transitional supply agreement associated with the sale of our analog line card business. These improvements were offset in part by a current year tax payment of $55 million related to tax settlements for certain years in which we operated as a division of AT&T or Lucent and higher bonus payments of $23 million.

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

Investing activities used net cash of $88 million in fiscal 2004 compared to $11 million in fiscal 2003, and net cash provided of $368 million in fiscal 2002. The $77 million increase in cash used in investing activities from fiscal 2003 to fiscal 2004 is related to the absence of $64 million in proceeds from the sale of our optoelectronic components business in 2003 and $35 million lower proceeds from the sale or disposal of property, plant and equipment. These decreases were partially offset by $19 million in lower capital expenditures in 2004 compared to 2003. The decrease in cash flow from investing activities in fiscal 2003 versus fiscal 2002 is primarily due to lower proceeds from the disposition of businesses and sales of assets. In fiscal 2003, we received $64 million from the sale of our optoelectronic components business and $38 million from the sale of property, plant and equipment. In fiscal 2002, we received $382 million from the sale of the field-programmable gate array, wireless local area networking equipment and analog line card businesses, $142 million from the sale of property, plant and equipment and $55 million from the sale of investments. In addition, capital expenditures decreased by $79 million to $116 million in fiscal 2003 from $195 million in fiscal 2002.

Financing activities used net cash of $44 million, $28 million and $1,970 million in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 use of cash primarily reflects the repayment of $53 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $32 million under our accounts receivable securitization facility, partially offset by proceeds of $41 million from the issuance of common stock. The fiscal 2003 use of cash primarily reflects the repayment of $65 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $9 million under our accounts receivable securitization facility, partially offset by borrowings of $20 million under an installment note and proceeds of $26 million from the issuance of common stock. The fiscal 2002 use of cash includes the repayment of $2,500 million under our credit facility, partially offset by $396 million of net proceeds from the issuance of convertible subordinated notes and $163 million of net short-term borrowings under our accounts receivable securitization facility.

We had entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans secured by certain of our accounts receivable. As of September 30, 2004, $122 million was outstanding under this agreement, and $204 million of gross receivables was pledged as security for the outstanding loans. The loan agreement expired and was repaid in full on October 1, 2004. See Notes 7 and 24 to our financial statements in Item 8 for additional details.

On June 19, 2002, we issued $410 million of 6.5% Convertible Subordinated Notes due December 15, 2009 and received net proceeds of $396 million. Interest on the notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. Investors can convert the notes into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment for certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in our company, we may be required to repurchase the notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

We have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. The funding requirements related to our pension plans are dependent on many factors, including actuarial assumptions and the actual performance of our plan assets. We do not expect that we will be required to make any contributions to our pension plans in fiscal 2005; however, we may make voluntary contributions to the pension plans that should not exceed $90 million.

Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of September 30, 2004.

	Fiscal Years
	Total	2005	2006 and 2007	2008 and 2009	2010 and Later
	(dollars in millions)
Contractual obligations:
Convertible subordinated notes	$410	$—	$—	$410	$—
Accounts receivable securitization (1)	122	122	—	—	—
Capital leases	39	27	12	—	—
Operating leases	126	42	34	26	24
Purchase obligations (2)	149	59	74	15	1
Other long-term liabilities (3)	11	6	5	—	—
Total	$857	$256	$125	$451	$25

(1)	The accounts receivable securitization expired on October 1, 2004 and all outstanding borrowings were repaid from cash on hand.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to software licenses and services, wafer production and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

(3)	Other long-term liabilities consist of miscellaneous taxes.

Our material contractual obligations also include a commitment with SMP, a joint venture with Chartered Semiconductor, a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase our commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have a right of first refusal to purchase integrated circuits produced in excess of our requirements. The agreement may be terminated after February 2008 by either party upon two years’ written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

We have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Although future contributions are likely to be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans.

Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on the effects of the Act. Based on this guidance, we have concluded that we will likely not be eligible to receive a federal subsidy. Therefore, the Act is not expected to have a material effect on our results of operations or financial condition.

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

Our customer base is highly concentrated. Our top 10 end-customers accounted for approximately 65% of our revenue in fiscal 2004. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because our strategy has generally been to develop long-term relationships with a few key customers in the product areas in which we focus and we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line.

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be adversely affected.

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

The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in reduced revenue.

The market for integrated circuits is intensely competitive and subject to rapid and disruptive technological change. We expect the intensity of competition to continue to increase as existing competitors enhance and expand their product offerings and as new participants enter the market. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against existing or future competitors, which may result in reduced revenue.

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

If we do not achieve adequate manufacturing utilization, yields or volumes or sufficient product reliability, our gross margins will be reduced.

Because the manufacturing costs at our owned and joint venture manufacturing facilities are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. If we do not experience adequate utilization of our manufacturing facilities, our results of operations may be adversely affected. In addition, we often must pay to reserve capacity at third-party manufacturers. If we overestimate demand for our products, we may have to pay for capacity that we do not use, and our results of operations may be adversely affected.

The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers or contractors, or the inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability. Lower than expected manufacturing yields could adversely affect our results of operations and delay product shipments.

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

A joint venture and third parties manufacture some of our products for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

We currently manufacture our integrated circuits through a combination of internal capability, a joint venture and external sourcing with contract manufacturers. The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to rely on third-party contract manufacturers to make integrated circuits for us using any manufacturing processes that we do not currently use internally. We plan to discontinue operations at our Orlando, Florida manufacturing facility by the end of December 2005, unless a sale of the facility can be arranged. Once we are no longer operating that facility, we expect that a joint venture and external manufacturing sources will manufacturer all of our integrated circuits. To the extent we rely on joint ventures and third-party manufacturing relationships, we face the following risks:

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

Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our results of operations. We have from time to time experienced defects in our products and expect to experience defects in the future. Because the trend in our industry is moving toward even more complex products in the future, this risk will intensify over time and may result in increased expenses.

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

Our efforts may not result in sales that are sufficient for us to recoup our investment, and we may experience higher costs than we anticipated. For example, we may not be able to manufacture our products at a competitive cost, may need to rely on new suppliers or may find that the development efforts are more costly or timing consuming than we had anticipated. Our products may support protocols that are not widely adopted. Where we choose to develop capabilities by acquiring another company, we may not be able to integrate the other company successfully into our operations, which may mean that we have difficulty retaining employees from the acquired company or integrating its technology into our products. We may have difficulties entering markets where competitors have strong market positions.

We are upgrading our enterprise financial management system, and it is possible that we may have a defect in the design of the system that may result in the generation of incorrect financial information, an adverse impact on the processing of customer orders or some other adverse impact on our business.

We have an enterprise-wide computer system that we use to control activities such as the processing of customer orders and accounts, the generation of financial data used in the preparation of financial statements and the handling of employee expense and payroll information. The system is extremely complex because of the wide range of processes that it integrates. In fiscal 2006, we expect to upgrade the system and expand its capabilities. Because of the complex nature of the system, it is possible that we will have a flaw in our design of the upgrade that has an adverse impact on our business. While we intend to test the system before implementing the upgrade, we cannot assure you that our testing would uncover every defect in the design or implementation of the upgrade that might be made. If such a defect did exist in the system after the upgrade, it could have a significant impact on how we conduct our business and we may not be able to mitigate that impact through other actions.

A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, or avian influenza, or bird flu, could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of SARS. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. We have manufacturing and back-office operations in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of SARS have occurred. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our design operations could result in delays in the development of new products. If our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from the sale of our integrated circuits products.

The revenue we generate from the licensing of our intellectual property has a higher gross margin compared to the revenue we generate from the sale of our integrated circuits products. Although we have derived less than 8% of our total revenue in recent years from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from the sale of our integrated circuits products.

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

In fiscal 2004, we derived approximately 83% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on non-U.S. suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing outside the United States. Operations outside the United States are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

•	our brand may not be recognized locally, which may cause us to spend significant amounts of time and money to build a brand identity;

•	unexpected changes in regulatory requirements;

•	inadequate protection of intellectual property in some countries outside of the United States;

•	currency exchange rate fluctuations;

•	international trade disputes;

•	political and economic instability; and

•	disruptions in international air transport systems.

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

We are subject to a variety of laws relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. Any failure by us to comply with present and future environmental, health and safety requirements could subject us to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. If additional contaminants are discovered or additional cleanup obligations are imposed at these or other sites, we could be adversely affected.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Like other companies in the semiconductor industry, we are frequently involved in litigation regarding patent and other intellectual property rights. From time to time, we receive notices from third-parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. In addition, third-parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm our business and prospects.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business as well as in retaining employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

Our Class B common stock has greater voting power per share for the election and removal of directors than our Class A common stock, and, as a result, some investors may prefer the Class B common stock as a means of investing in our company. The greater potential voting power may cause the Class B common stock to trade at a higher market price than the Class A common stock. On the other hand, the Class A common stock has historically had a higher daily trading volume than the Class B common stock. As a result, the Class A common stock may be more liquid than the Class B common stock and more attractive to investors, which may cause the price of the Class A common stock to be higher than the price of the Class B common stock.

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

We may use foreign currency forward contracts to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and services. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2004, our net foreign currency market exposures included Singapore dollars, Euros and Japanese yen and were not material.

The fair value of foreign currency exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. The financial instruments included in our sensitivity analysis are foreign currency forward contracts. These contracts generally have a duration of three to six months and are primarily used to hedge firmly committed and anticipated transactions. The sensitivity analysis excludes the values of foreign currency denominated receivables and payables because of their short maturities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in foreign currency exchange spot rates assuming no change in interest rates. For contracts outstanding as of September 30, 2004, a 10% appreciation in foreign currency exchange rates against the U.S. dollar from the prevailing market rates would have increased our pre-tax earnings by approximately $1 million. Conversely, a 10% depreciation in these exchange rates from the prevailing market rates would have decreased our pre-tax earnings by approximately $1 million. Consistent with the nature of the economic hedge of foreign currency exchange contracts, these gains or losses would be offset by corresponding changes in the value of the underlying instrument or transaction being hedged.

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

As of September 30, 2004, we had $122 million of short-term variable rate debt outstanding. To manage the cash flow risk associated with this debt, we may from time to time enter into interest rate swap agreements. We had no interest rate swap agreements in effect during fiscal 2004 or fiscal 2003. As of September 30, 2004, a variation of 100 basis points in the interest rate charged on the short-term debt would result in a change of approximately $1 million in annual interest expense.

As of September 30, 2004, we had outstanding $410 million of fixed rate long-term convertible notes. Interest rate changes and changes in the value of our Class A common stock would likely result in changes in the market value of these notes. The fair value of these notes was $415 million at September 30, 2004. We performed a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 150 basis point shift in interest rates, while keeping the price of our Class A common stock constant. At September 30, 2004, assuming a 150 basis point increase in interest rates, the fair value of the notes would decrease by $14 million. Conversely, a 150 basis point decrease in interest rates at September 30, 2004, would increase the fair value of the notes by $14 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our Class A common stock, while keeping the interest rate constant. At September 30, 2004, assuming a 10% increase in the price of our Class A common stock, the fair value of the notes would increase by $4 million. Conversely, a 10% decrease in the price of our Class A common stock would result in the fair value of the notes decreasing by $4 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Agere Systems Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 8 and 17 to the consolidated financial statements, the Company has changed certain of its accounting methods as required upon the adoption of promulgated accounting principles.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
October 21, 2004

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share amounts)

	Year Ended September 30,
	2004	2003	2002
Revenue	$1,912	$1,839	$1,923
Costs	1,046	1,260	1,429
Gross profit	866	579	494

Operating expenses:
Selling, general and administrative	272	294	326
Research and development	496	467	625
Amortization of goodwill and acquired intangible assets	7	8	34
Purchased in-process research and development	13	—	—
Restructuring and other charges — net	197	131	503
Gain on sale of operating assets — net	(4)	(21)	(299)
Total operating expenses	981	879	1,189
Operating loss	(115)	(300)	(695)
Other income — net	8	22	76
Interest expense	43	47	121
Loss from continuing operations before provision for income taxes	(150)	(325)	(740)
(Benefit) provision for income taxes	(60)	46	63
Loss from continuing operations	(90)	(371)	(803)

Discontinued operations:
Income (loss) from operations of discontinued business (net of taxes)	—	8	(1,008)
Gain on disposal of discontinued business (net of taxes)	—	30	—
Income (loss) from discontinued operations	—	38	(1,008)

Loss before cumulative effect of accounting change	(90)	(333)	(1,811)
Cumulative effect of accounting change (net of benefit for income taxes of $0 for the year ended September 30, 2003)	—	(5)	—
Net loss	$(90)	$(338)	$(1,811)

Basic and diluted income (loss) per share information:
Loss from continuing operations	$(0.05)	$(0.22)	$(0.49)
Income (loss) from discontinued operations	—	0.02	(0.62)
Loss before cumulative effect of accounting change	(0.05)	(0.20)	(1.11)
Cumulative effect of accounting change	—	—	—
Net loss	$(0.05)	$(0.20)	$(1.11)
Weighted average shares outstanding — basic and diluted (in millions)	1,712	1,667	1,637

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,
	2004	2003
Assets
Cash and cash equivalents	$778	$744
Cash held in trust	19	21
Trade receivables, less allowances of $3 and $6 at September 30, 2004 and 2003, respectively	285	265
Inventories	150	122
Other current assets	41	52
Total current assets	1,273	1,204
Property, plant and equipment — net	682	778
Goodwill	119	109
Acquired intangible assets — net of accumulated amortization	6	13
Other assets	192	284
Total assets	$2,272	$2,388
Liabilities
Accounts payable	$195	$245
Payroll and related benefits	101	109
Short-term debt	147	195
Income taxes payable	218	328
Restructuring reserve	60	47
Deferred income	78	31
Other current liabilities	67	67
Total current liabilities	866	1,022
Pension and postretirement benefits	485	288
Long-term debt	420	451
Other liabilities	80	116
Total liabilities	1,851	1,877
Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 816,245,321 shares issued and outstanding as of September 30, 2004 after deducting 4,281 shares in treasury and 785,090,755 shares issued and outstanding as of September 30, 2003 after deducting 4,281 shares in treasury	8	8
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of September 30, 2004 and 2003 after deducting 105,112 shares in treasury	9	9
Additional paid-in capital	7,409	7,337
Accumulated deficit	(6,781)	(6,691)
Accumulated other comprehensive loss	(224)	(152)
Total stockholders’ equity	421	511
Total liabilities and stockholders’ equity	$2,272	$2,388

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND TOTAL COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended September 30,
	2004	2003	2002
Class A Common Stock
Beginning balance	$8	$7	$7
Issuance of Class A common stock	—	1	—
Ending balance	8	8	7

Class B Common Stock	9	9	9

Additional Paid-in Capital
Beginning balance	7,337	7,243	6,996
Issuance of common stock — Massana Limited acquisition	—	26	—
Issuance of common stock — TeraBlaze, Inc. acquisition	21	—	—
Issuance of common stock — pension plan contributions	—	30	—
Issuance of common stock — net of expense	35	24	11
Issuance of common stock — equity-based compensation	16	14	9
Transfers to Lucent Technologies Inc.	—	—	127
Transfers from Lucent Technologies Inc.	—	—	100
Ending balance	7,409	7,337	7,243

Accumulated Deficit
Beginning balance	(6,691)	(6,353)	(4,542)
Net loss	(90)	(338)	(1,811)
Ending balance	(6,781)	(6,691)	(6,353)

Accumulated Other Comprehensive Loss
Beginning balance	(152)	(174)	(9)
Minimum pension liability adjustment	(81)	18	(170)
Foreign currency translations	—	—	(3)
Reclassification adjustment for realized foreign currency translation losses	3	—	35
Unrealized gain on cash flow hedges	5	4	3
Reclassification adjustment for cash flow hedges	1	—	—
Reclassification adjustment for realized holding gains	—	—	(30)
Ending balance	(224)	(152)	(174)
Total stockholders’ equity	$421	$511	$732

Total Comprehensive Loss
Net loss	$(90)	$(338)	$(1,811)
Other comprehensive income (loss)	(72)	22	(165)
Total comprehensive loss	$(162)	$(316)	$(1,976)

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended September 30,
	2004	2003	2002
Operating Activities
Net loss	$(90)	$(338)	$(1,811)
Less: Income (loss) from discontinued operations	—	38	(1,008)
Cumulative effect of accounting change	—	(5)	—
Loss from continuing operations	(90)	(371)	(803)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities from continuing operations, net of effects for acquisitions of businesses:
Depreciation and amortization	215	329	412
Restructuring expense — net of cash payments	115	12	346
Purchased in-process research and development	13	—	—
Provision for inventory write-downs	7	—	31
(Benefit) provision for deferred income taxes	(40)	17	40
Impairment of non-consolidated investments	1	—	4
Equity losses (earnings) from investments	5	(13)	(40)
Dividends received from equity investments	61	—	—
Gain on disposition of businesses	—	(16)	(301)
Amortization of debt issuance costs	2	2	46
Decrease (increase) in receivables	24	(18)	69
(Increase) decrease in inventories	(35)	43	(1)
Decrease in accounts payable	(50)	(4)	(81)
Increase (decrease) in payroll and benefit liabilities	1	26	(18)
Decrease in income taxes payable	(88)	(43)	(20)
Changes in other operating assets and liabilities	30	16	(85)
Other adjustments for non-cash items — net	(5)	(3)	(27)
Net cash provided (used) by operating activities from continuing operations	166	(23)	(428)
Net cash used by operating activities from discontinued operations	—	(86)	(232)
Net cash provided (used) by operating activities	166	(109)	(660)
Investing Activities
Capital expenditures	(97)	(116)	(195)
Proceeds from the sale or disposal of property, plant and equipment	3	38	142
Sales of investments	4	9	55
Net proceeds from disposition of businesses	—	64	382
Acquisitions of businesses — net of cash acquired	—	(1)	—
Cash designated as held in trust	2	(5)	(16)
Net cash (used) provided by investing activities	(88)	(11)	368
Financing Activities
Principal repayments on long-term debt	(53)	(65)	(19)
Proceeds from issuance of stock — net of expense	41	26	11
Proceeds from the issuance of long-term debt — net of expenses	—	20	396
Net (repayments) proceeds from short-term debt	(32)	(9)	163
Principal repayments of credit facility	—	—	(2,500)
Payment of credit facility fees	—	—	(21)
Net cash used by financing activities	(44)	(28)	(1,970)
Effect of exchange rate changes on cash	—	1	1
Net increase (decrease) in cash and cash equivalents	34	(147)	(2,261)
Cash and cash equivalents at beginning of year	744	891	3,152
Cash and cash equivalents at end of year	$778	$744	$891

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Agere was incorporated in Delaware as a wholly owned subsidiary of Lucent Technologies Inc. (“Lucent”) on August 1, 2000, as part of Lucent’s plan to spin off its microelectronics business to its stockholders. On February 1, 2001, Lucent transferred to Agere substantially all of the assets and liabilities related to the Company’s business (the “Separation”) other than pension and postretirement assets and liabilities, which were transferred in June of 2002. On April 2, 2001, the Company completed the initial public offering (the “IPO”) of its Class A common stock. On June 1, 2002, Lucent distributed all of the Agere Class A common stock and Class B common stock it then owned to its stockholders (the “Distribution”). Prior to June 1, 2002, Agere was a majority-owned subsidiary of Lucent.

The ownership rights of Class A and Class B common stockholders are the same except that each share of Class B common stock has four votes for the election and removal of directors while each share of Class A common stock has one vote for such matters.

The Company has four operating segments: Storage, Mobility, Enterprise and Networking and Telecommunications. In accordance with the aggregation criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131 (“SFAS 131”), the Company operates in two reportable segments, Consumer Enterprise and Telecommunications. See Note 18 “Segment Information.”

During fiscal 2003, the Company sold its optoelectronic components business. See Note 6 “Discontinued Operations.”

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Although the Company’s joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”) is majority-owned, it is accounted for under the equity method of accounting due to the partner’s significant participatory rights. See Note 9 “Investment in Silicon Manufacturing Partners.” Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, the allocation of purchase price in acquisitions, tax contingencies, pension and other employee benefits, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition

Revenue is derived from sales of products and licensing of intellectual property. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer’s location when the risks and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company’s sales arrangements do not grant end-customers a right of return. Products are pre-certified prior to shipment and are not subject to post shipment customer acceptance. There are no post shipment obligations such as installation or training. Accordingly, deferral of revenue is not required for either customer acceptance or post shipment obligations.

Revenue from the licensing of intellectual property is recognized when collection of the resulting receivable is reasonably assured, unless the Company has obligations, such as a commitment to grant a right to use patents or technologies developed in the future. In any such case, licensing revenue is recognized over a period not longer than the license term. The revenue associated with these arrangements may include amounts due from the licensee related to past infringements on the Company’s patents or technologies and the licensee’s continued use of these patents and technologies. These arrangements are not subject to any form of future acceptance by the licensee.

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

Loss Per Share

Basic and diluted loss per common share for all periods is calculated by dividing net loss by the weighted average number of outstanding common shares. Due to the Company’s net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted loss per share calculation due to its anti-dilutive effect.

Other Comprehensive Income (Loss)

Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets and statements of changes in stockholders’ equity and total comprehensive loss consists of minimum pension liability adjustments, foreign currency translation adjustments and unrealized gains and losses on cash flow hedges and investment holdings.

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the various asset classes. Equipment leases qualifying as capital leases are also included in property, plant and equipment.

Estimated useful lives range from three to five years for machinery, electronic and other equipment, and up to forty years for buildings. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.

Impairment of Property, Plant and Equipment

Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows, if separate cash flows are available. If this comparison indicates that there is an impairment, assets classified as held and used are written-down to fair value and assets classified as held for sale are written-down to fair value less cost to sell.

Internal Use Software

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Acquired Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Effective October 1, 2002, Goodwill is not amortized, but is tested for impairment annually, or more frequently if events and circumstances indicate an impairment may exist. Prior to that date, goodwill was amortized over a period not to exceed 40 years. Intangible assets with finite lives are amortized over their estimated useful lives. The Company does not have any indefinite lived intangible assets other than goodwill.

Investments

Investments in marketable securities that are available for sale are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal period. Unrealized gains and losses related to these securities are excluded from earnings and are included as a separate component of other comprehensive income (loss) until such gains or losses are realized or such losses are determined to be other than temporary. Minority equity investments in non-publicly traded companies are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

Stock Compensation Plans

At September 30, 2004, the Company had various stock-based compensation plans for employees and outside directors, which are described more fully in Note 14 “Stock Compensation Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

If the Company had elected to adopt the optional fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Based Compensation — Transition and Disclosure” (“SFAS 148”), for its stock option plans and Employee Stock Purchase Plan (“ESPP”), the net loss and net loss per share as reported would have increased to the pro forma amounts indicated below:

	Year Ended September 30,
	2004	2003	2002
Net loss:
As reported	$(90)	$(338)	$(1,811)
Add: Stock-based employee compensation expense determined under APB 25 intrinsic value method and included in reported net loss	—	2	3
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method	137	138	200
Pro forma (1)	$(227)	$(474)	$(2,008)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.20)	$(1.11)
Pro forma (1)	$(0.13)	$(0.28)	$(1.23)

(1)	The pro forma amounts shown above include compensation expense determined under the fair value method for all Agere stock options, including Lucent options that were converted to Agere options on the date of the Distribution. Also included is compensation expense determined under the fair value method for the options embedded in the Agere shares under the ESPP.

Of the $137 of stock-based employee compensation expense determined under the fair value based method in fiscal 2004, $33 represents expense related to Lucent options that were converted on the date of the Distribution and $61 represents expense related to Agere options granted in fiscal 2001, the majority of which were granted at the time of the IPO.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Volatility	94.9%	95.0%	79.4%
Risk-free interest rate	2.48%	2.29%	3.59%
Expected holding period (in years)	2.8	2.8	3.1

3.    Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage of prescription drugs. In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on the effects of the Act. Based on this guidance, the Company has concluded that it will likely not be eligible to receive a federal subsidy. Therefore, the Act is not expected to have a material effect on the results of operations or financial condition.

4.    Restructuring and Other Charges — Net

The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At September 30, 2004, the Company was engaged in three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and includes actions to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

improve gross profit, reduce expenses and streamline operations. This program is substantially completed as of September 30, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and improve profitability. The third restructuring program was announced on September 29, 2004 and relates to the planned sale or closure of the Company’s manufacturing facility in Orlando, Florida, by December 31, 2005.

For the years ended September 30, 2004, 2003 and 2002, restructuring and other charges — net, within continuing operations were $197, $131 and $503, respectively. These amounts include restructuring and related expenses of $160, $131 and $496 in fiscal 2004, 2003 and 2002, respectively, asset retirement obligation charges and related expenses of $37 in fiscal 2004, and expenses related to the separation from Lucent of $7 in fiscal 2002. There were no asset retirement obligation charges in fiscal 2003 or fiscal 2002. There were no expenses related to the separation from Lucent in fiscal 2004 or fiscal 2003. Charges and credits related to continuing operations are included in restructuring and other charges — net, while charges and credits related to discontinued operations are included in income (loss) from operations of discontinued business (net of taxes). In fiscal 2003, the Company recorded charges of $11 and credits of $27 related to discontinued operations. In fiscal 2002, the Company recorded charges of $512 and credits of $37 related to discontinued operations. There were no charges or credits related to discontinued operations in fiscal 2004. The restructuring actions associated with discontinued operations remain an obligation of the Company and are reflected in the restructuring reserve.

Asset Retirement Obligation

In fiscal 2004, the Company recorded charges for asset retirement obligations of $37 within restructuring and other charges — net. These charges relate to the decommissioning of the Company’s former manufacturing facilities in Allentown and Reading, Pennsylvania that are expected to be substantially complete by the middle of fiscal 2005. The Company made $29 of cash payments toward this obligation during the year ended September 30, 2004. The remaining balance of $8 as of September 30, 2004 is recorded in other current liabilities. There was no asset retirement obligation expense associated with the Company’s restructuring activities for the years ended September 30, 2003 or 2002.

Restructuring Actions

2001 Manufacturing Rationalization and Resizing

Beginning in fiscal 2001, the Company implemented a restructuring and consolidation program in response to significant declines in revenue, particularly from telecommunications network equipment manufacturing customers. These customers were themselves experiencing significant declines in demand from their customers. The actions taken were designed to permit the Company to achieve breakeven at a significantly lower level of quarterly revenue.

This program, which is substantially completed, included actions to improve gross profit, reduce expenses, eliminate excess manufacturing capacity and streamline operations. As part of this restructuring program, the Company:

•	Sold its optoelectronic components business, including the manufacturing facilities associated with that business;

•	Reduced total headcount by approximately 9,700 employees;

•	Consolidated operations into fewer facilities, resulting in the closure of over 25 smaller manufacturing, administrative, support and warehouse facilities; and

•	Closed integrated circuit wafer manufacturing facilities in Allentown and Reading, Pennsylvania and Madrid, Spain.

Substantially all of the product lines eliminated by this restructuring program were part of the optoelectronic components business, which was sold and reported as discontinued operations.

2004 Business Resizing

On September 23, 2004, the Company announced a restructuring program to resize the business and improve profitability. As part of this program, the Company is reducing its workforce by approximately 500 employees across the business, including administrative functions, sales, marketing and product development, and is exiting the standalone wireless local area networking chipset business and all operations in the Netherlands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Closure of the Orlando Manufacturing Facility

On September 29, 2004, the Company announced that it will cease operations in its wafer manufacturing facility in Orlando by the end of December 2005, if the Company is unable to find an acceptable buyer for the facility prior to that date. Approximately 600 people are employed at the facility, the majority of which are expected to be taken off roll no later than December 31, 2005.

Year Ended September 30, 2004

The following table sets forth the Company’s restructuring reserve as of September 30, 2004, and the activity affecting the reserve for fiscal 2004:

		Year Ended September 30, 2004
	September 30, 2003				September 30, 2004
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$11	$16	$—	$22	$5
Facility Lease Terminations	26	4	—	10	20
Other Charges	10	17	—	21	6
Total	$47	$37	$—	$53	$31

2004 Business Resizing
Workforce reductions	$—	$39	$18	$—	$21
Asset Impairments	—	2	2	—	—
Other Charges	—	5	3	—	2
Total	$—	$46	$23	$—	$23

Closure of the Orlando Manufacturing Facility
Workforce reductions	$—	$77	$71	$—	$6
Grand Total	$47	$160	$94	$53	$60

2001 Manufacturing Rationalization and Resizing

Workforce Reductions

The Company recorded restructuring charges in fiscal 2004 of $16 relating to workforce reductions associated with its manufacturing rationalization and resizing program. The charges included $12 related to workforce reductions of approximately 105 employees and $4 in revisions of prior cost estimates. The reductions occurred across multiple functions including research and development, manufacturing operations and business support.

Other Restructuring and Related Charges

The Company recorded facility lease terminations of $4 related to non-cancelable facility leases in fiscal 2004. The Company also recorded other charges of $17 in fiscal 2004, consisting of $12 for the relocation of employees and equipment and $5 for asset disposal costs.

2004 Business Resizing

Workforce Reductions

The Company recorded restructuring charges of $39 relating to a workforce reduction of approximately 500 employees announced in September 2004. These charges included $21 of cash charges and $18 of non-cash charges. The $18 non-cash charges consist of: $16 for special pension benefits to be paid from the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

pension fund, $1 for curtailment charges relating to an acceleration of the prior service cost under the Company’s qualified pension plans as employees are retiring earlier than anticipated, $1 for special retirement benefits to occupational employees under the terms of a collective bargaining agreement, and $3 for curtailment charges to the post retirement medical liability, offset in part by a $3 postemployment curtailment benefit. The cash charges of $21 are principally related to international special pension benefits and termination benefits related to the workforce reductions.

Other Restructuring and Related Charges

The Company recorded $2 of non-cash asset impairment charges relating to both international and domestic locations. The Company also recorded $5 of other charges, of which $3 represents non-cash charges from the recognition of previously unrealized foreign currency translation losses related to the Company’s exit of operations in the Netherlands and $2 of cash charges relates to international and domestic contract terminations.

Closure of the Orlando Manufacturing Facility

Workforce Reductions

The Company recorded restructuring charges of $77 relating to workforce reductions at the Orlando facility for actions announced on September 29, 2004. These included $6 of cash charges and $71 of non-cash charges. The $71 of non-cash charges consist of: $39 for curtailment charges to the post retirement medical liability as employees are expected to be eligible for retiree health benefits sooner than actuarially anticipated, $23 for special pension benefits to be paid from the Company’s pension fund, $4 for special retirement benefits to occupational employees under the terms of a collective bargaining agreement, $3 for special health retirement benefits to occupational employees under the terms of a collective bargaining agreement, and $2 for curtailment charges relating to an acceleration of the prior service cost under the Company’s qualified pension plans as employees are expected to be retiring earlier than actuarially anticipated. The cash charges of $6 are related to termination benefits for the workforce reduction of approximately 206 management and 409 represented employees.

Restructuring Reserve Balances as of September 30, 2004

2001 Manufacturing Rationalization and Resizing

The Company anticipates the $5 restructuring reserve relating to workforce reductions as of September 30, 2004 will be paid by the end of fiscal 2005. The $20 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $6 for other charges is expected to be paid as follows: $3 in contract terminations will be paid in the first half of fiscal 2005 and $3 for asset decommissioning will be paid primarily during fiscal 2005.

2004 Business Resizing

The Company anticipates that approximately $19 of the $21 restructuring reserve relating to workforce reductions announced in September 2004 will be paid in the first quarter of fiscal 2005. The remaining amount is expected to be paid by the end of fiscal 2006. The reserve of $2 for other charges relates to contract terminations and is expected to be paid by the fourth quarter of fiscal 2005.

Closure of the Orlando Manufacturing Facility

The Company anticipates the majority of the $6 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006.

The Company expects to fund the cash payments related to all of the restructuring reserves with cash on hand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Year Ended September 30, 2003

The following table sets forth the Company’s restructuring reserve as of September 30, 2003, and the activity affecting the reserve for fiscal 2003.

		Year Ended September 30, 2003
	September 30, 2002				September 30, 2003
	Restructuring Reserve	Add Net Charges	Deduct Net Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
Workforce reductions	$60	$60	$45	$64	$11
Asset Impairments	—	27	27	—	—
Increased Depreciation	—	15	15	—	—
Facility Lease Terminations	17	15	—	6	26
Other Charges	85	(2)	—	73	10
Total	$162	$115	$87	$143	$47

Continuing operations		$131	$96	$119
Discontinued operations		(16)	(9)	24
Total		$115	$87	$143

Workforce Reductions

The Company recorded a net restructuring charge of $60 in fiscal 2003 relating to workforce reductions. This net charge consisted of restructuring charges of $84 and restructuring credits of $24. Of the $84 charges, $62 represents non-cash charges that consist of: $25 for pension curtailment charges relating to an acceleration of the prior service cost under the Company’s qualified pension plans as employees were retiring earlier than actuarially anticipated, $14 for pension settlement charges related to employees taking a lump sum distribution from the pension plans upon termination of employment, thereby eliminating any future pension obligation to those employees, $9 for increased charges to the postretirement medical liability as employees were eligible for retiree health benefits sooner than actuarially anticipated, and $14 for special retirement benefits to certain U. S. employees, including occupational employees covered under the terms of a collective bargaining agreement. The charges for fiscal 2003 also include $22 of cash charges, principally related to a workforce reduction of approximately 330 management employees.

The restructuring credits relating to workforce reductions of $24 consist of a $14 reversal of charges related to employees that joined TriQuint Semiconductor, Inc. (“TriQuint”) and EMCORE Corporation (“EMCORE”) after the sale of the optoelectronic components business, of which $7 are non-cash credits due to a decrease in special retirement benefits, and $10 for non-cash postemployment benefit adjustments principally associated with the closing of international facilities. See Note 6 for additional details on discontinued operations.

Other Restructuring and Related Charges

The Company recorded net charges of $27 relating to asset impairments in fiscal 2003. The net charges consist of $42 in charges, of which $16 relates to asset impairments at our former manufacturing facilities in Reading and Allentown, and $11 relates to the resizing of research and development and manufacturing operations at the Company’s Orlando facility. The $15 in credits resulted from adjustments to asset impairments due to realizing more proceeds than expected from asset dispositions.

The Company also recorded a non-cash charge of $15 for increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the planned closing of certain administrative facilities.

The Company recorded net charges of $15 relating to facility lease terminations in fiscal 2003. The net charges consist of $19 for facility lease terminations, including non-cancelable facility leases, offset by a credit of $4 for the reversal of a facility lease termination reserve associated with a facility in Mexico that was transferred to TriQuint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Other charges reflect a net reversal of $2 in fiscal 2003 consisting of: a $7 charge for contract terminations; an $18 charge for other related costs which were incurred primarily to implement the restructuring initiatives and include costs for the relocation and training of employees and for the relocation of equipment; $17 for a reversal of reserves associated with the resizing of the research and development and manufacturing operations in Orlando, including $13 for operating lease terminations, $4 related to asset decommissioning; and $10 principally for the reversal of reserves associated with actions deemed no longer necessary.

5.    Acquisitions

Massana Limited

On August 22, 2003, the Company acquired Massana Limited (“Massana”), a developer of gigabit Ethernet-over-copper physical layer device technologies, for approximately $28. The Company issued 9,108,125 shares of Class A common stock in exchange for all the outstanding shares of Massana, of which 1,768,034 shares were initially held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the purchase agreement. On August 23, 2004, 589,345 shares were released to the sellers and the remaining shares will be released on August 23, 2005 and 2006 if no claims are made.

The acquisition of Massana was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on relative fair market values. The consolidated financial statements include the results of operations for Massana from the date of acquisition. The allocation of purchase price by major balance sheet line item is provided below.

Current assets	$1
Property, plant and equipment	1
Goodwill	26
Other acquired intangibles	4
Current liabilities	(4)
Total	$28

The acquired intangible asset consists of technology, which will be amortized over a 5-year period. The goodwill has been assigned to the Consumer Enterprise segment and is not deductible for tax purposes.

TeraBlaze, Inc.

On December 31, 2003, the Company acquired TeraBlaze, Inc. (“TeraBlaze”), a developer of gigabit Ethernet switching solutions, for approximately $21. The Company issued 6,921,188 shares of Class A common stock in exchange for all the outstanding shares of TeraBlaze, of which 692,119 shares are being held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. If such shares are not needed to satisfy any claims made, a portion of these shares will be released to the sellers on each of the first and second anniversaries of the acquisition date.

The acquisition of TeraBlaze was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on the relative fair market values. The consolidated financial statements include the results of operations for TeraBlaze from the date of acquisition. The allocation of the purchase price by major balance sheet line item is provided below.

Goodwill	$10
In-process research and development	13
Current liabilities	(2)
Total	$21

The only acquired intangible asset apart from goodwill was in-process research and development. The goodwill has been assigned to the Consumer Enterprise segment and is not deductible for tax purposes.

Approximately $13 of the purchase price represents the fair value of acquired in-process research and development which had not yet reached technological feasibility and had no alternative future use at the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development consisted of one project, the development of gigabit Ethernet switching technology. The fair value of this project was determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. A discount rate of 40% was used, which reflected the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

6.    Discontinued Operations

On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The consolidated financial statements for all periods presented reflect this business as discontinued operations. The revenues, costs and expenses directly associated with this business have been classified as discontinued operations on the consolidated statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Revenue recorded within income (loss) from operations of discontinued business was $60 and $254 for fiscal 2003 and 2002, respectively. Income (loss) from operations of discontinued business before income taxes was income of $8 for fiscal 2003 and a loss of $1,007 for fiscal 2002.

During the second quarter of fiscal 2003, the Company sold a substantial portion of its optoelectronic components business to TriQuint for $40 in cash. This transaction included the products, product warranty liabilities, technology and certain facilities related to this business; and included lasers, detectors, modulators, passive components, arrayed waveguide-based components, amplifiers, transmitters, receivers, transceivers, transponders and micro electro-mechanical systems. As part of the sale, the Company’s facilities in Breinigsville, Pennsylvania and Matamoros, Mexico were transferred and approximately 340 of the Company’s employees joined TriQuint. The Company recognized a net gain of $11 from the sale, which is included in gain on disposal of discontinued business (net of taxes) for fiscal 2003.

During the second quarter of fiscal 2003, the Company sold the remainder of its optoelectronic components business, which provided cable television transmission systems, telecom access and satellite communications components, to EMCORE for $25 in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale, approximately 210 of the Company’s employees joined EMCORE. The Company recognized a net gain of $19 from the sale, which is included in gain on disposal of discontinued business (net of taxes) for fiscal 2003.

7.    Debt

Convertible Subordinated Notes

On June 19, 2002, the Company issued $410 of 6.5% Convertible Subordinated Notes due December 15, 2009 (the “Notes”). The Company received proceeds of $396 in connection with this offering, net of $14 in underwriting fees and other expenses, which have been deferred and are amortized to interest expense over the term of the Notes.

Interest on the Notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2002. The Notes can be converted into shares of Class A common stock at an initial price of $3.3075 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in the Company, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The Notes are unsecured subordinated obligations and are subordinated in right of payment to all the Company’s existing and future senior debt.

Accounts Receivable Securitization

On January 22, 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. On October 3, 2003, this agreement was amended to extend the expiration date of the loan agreement to October 1, 2004. Agere Systems Inc. and certain of its subsidiaries irrevocably transfer accounts receivable on a daily basis to a wholly-owned, fully consolidated, bankruptcy-remote subsidiary, Agere

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Systems Receivables Funding LLC (“ASRF”). ASRF has entered into a loan agreement with certain financial institutions, pursuant to which the financial institutions agreed to make loans to ASRF secured by the accounts receivable. The financial institutions have commitments under the loan agreement of up to $200; however the amount the Company can actually borrow at any time depends on the amount and nature of the accounts receivable that the Company has transferred to ASRF. See Note 24 “Subsequent Event.”

ASRF had borrowings of $122 and $154 outstanding under this agreement as of September 30, 2004 and 2003, respectively. The majority of the Company’s accounts receivable are required to be pledged as security for the outstanding loans even though some of those receivables may not qualify for borrowings. As of September 30, 2004 and 2003, $204 and $228, respectively, of gross receivables was pledged as security for the outstanding loans. The Company pays interest on amounts borrowed under the agreement based on one-month LIBOR. The weighted average annual interest rate on amounts borrowed as of September 30, 2004 was 1.7%. In addition, the Company pays an annual commitment fee, which varies depending on its credit rating, on the $200 total loan commitment. As of September 30, 2004, the commitment fee was 1.5% per annum.

ASRF is a separate legal entity with its own separate creditors. Upon liquidation of ASRF, its assets will be applied to satisfy the claims of its creditors prior to any value in ASRF becoming available to the Company. The business of ASRF is limited to the acquisition of receivables from Agere Systems Inc. and certain of its subsidiaries and related activities.

Collateral Installment Loan

On March 28, 2003, the Company borrowed $20 under an installment note with a fixed interest rate of 9.45% that was secured by certain Company equipment. On May 1, 2003, the Company began paying 24 monthly installments, with a $7 balloon payment due at the end of this period. As of September 30, 2003, $17 was outstanding under this installment loan, of which the current portion was $7. The Company paid off the collateral installment loan on February 2, 2004.

Other Debt

The remainder of the Company’s debt relates to obligations under capitalized leases. See Note 22 “Commitments and Contingences — Leases” for information regarding the future minimum lease payments under non-cancelable leases.

8.    Accounting Changes

Effective October 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002 resulted in capitalizing a net long-lived asset of $2, related to the restoration of leased facilities, recording an associated liability of $7 and a cumulative loss of $5. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets. The pro forma effect of retroactive application of SFAS 143 for fiscal 2002 would not change the net loss and loss per share, as reported.

9.    Investment in Silicon Manufacturing Partners

The Company has a joint venture, SMP, with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from taking any significant action in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor also provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers that are directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income is not shared in the same ratio as equity ownership. In September 2004, the joint venture agreement was amended to allow SMP to pay dividends out of SMP’s profits determined on a year to year basis.

The Company recognized equity losses of $5 and equity earnings of $13 and $40 in fiscal 2004, 2003 and 2002, respectively. The Company received dividends of $61 from SMP in fiscal 2004. No dividends were received in fiscal 2003 or 2002.

The following table shows the condensed balance sheets and statements of operations of SMP:

	September 30,
	2004	2003
Assets
Current assets	$100	$181
Noncurrent assets	162	308
Liabilities
Current liabilities	$22	$162
Noncurrent liabilities	—	85

	Year Ended September 30,
	2004	2003	2002
Revenue	$353	$301	$198
Gross profit	66	24	50
Income from continuing operations	48	10	15
Net income	$48	$10	$15

SMP had entered into interest rate swaps, which had been designated as cash flow hedges, to manage interest rate risk from its floating interest rate debt and had recorded the unrealized gain or loss from these hedges as a separate component of other comprehensive income (loss). The Company had a 51% equity interest in these transactions and, as a result, recorded an unrealized gain of $5, $4 and $3 in other comprehensive income (loss) in fiscal 2004, 2003 and 2002 respectively. SMP repaid all of its outstanding bank debt in June 2004 and at the same time, settled all outstanding interest rate swap transactions. Upon settlement of SMP’s interest rate swaps, the Company recorded a realized gain of $1 in fiscal 2004 related to the termination of the cash flow hedges. The Company’s investment in SMP was $135 and $197 at September 30, 2004 and 2003, respectively, and is recorded in other assets.

10.    Supplemental Financial Information

Statement of Operations Information

The Company recorded inventory provisions classified within costs of $7 and $31 in fiscal 2004 and 2002, respectively. There were no inventory provisions recorded within costs during fiscal 2003. These amounts were calculated in accordance with the Company’s inventory valuation policy.

The Company has recognized increased depreciation due to changes in accounting estimates as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. The Company recorded increased depreciation of $5, $86 and $69 for fiscal 2004, 2003 and 2002, respectively. Of these amounts $5, $71 and $34 were recorded in costs in fiscal 2004, 2003, and 2002, respectively. Amounts recorded in restructuring and other charges — net were $15 and $9 for fiscal 2003 and 2002, respectively. There

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

was no amount recorded in restructuring and other charges — net for fiscal 2004. Recorded in discontinued operations for fiscal 2002 was $26. There were no amounts recorded in discontinued operations for fiscal 2004 or 2003. This increased depreciation is reflected in net loss and resulted in a $0.00, $0.05 and $0.04 per share increase in the net loss for fiscal 2004, 2003 and 2002, respectively.

	Year Ended September 30,
	2004	2003	2002
INCLUDED IN COSTS AND OPERATING EXPENSES:
Depreciation and amortization of property, plant and equipment	$186	$308	$354
OTHER INCOME — NET:
Interest income	$8	$10	$30
Equity earnings (losses) from investments	(5)	13	40
Gain on sale of an investment	4	—	—
Gain (loss) on foreign currency transactions	—	(3)	3
Impairment of non-consolidated investments	(1)	—	(4)
Other income (loss)	2	2	7
Other income — net	$8	$22	$76

Balance Sheet Information

The Company had $19 and $21 of cash held in trust as of September 30, 2004 and 2003, respectively, primarily in support of obligations of the Company’s captive insurance company.

	September 30,
	2004	2003
INVENTORIES
Finished goods	$51	$38
Work in process	92	77
Raw materials	7	7

Inventories	$150	$122

PROPERTY, PLANT AND EQUIPMENT — NET
Land and improvements	$36	$35
Buildings and improvements	430	431
Machinery, electronic and other equipment	1,669	1,659

Total property, plant and equipment	2,135	2,125
Less: accumulated depreciation and amortization	(1,453)	(1,347)

Property, plant and equipment—net	$682	$778

	Year Ended September 30,
	2004	2003	2002
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of period	$6	$9	$33
Charged (Credited) to Operating Expenses	(2)	(1)	(4)
Other (1)	(1)	(2)	(20)
Balance at end of period	$3	$6	$9

(1)	Amounts written off as uncollectible, payments or recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Cash Flow Information

Cash paid for interest was $39, $40 and $71 for fiscal 2004, 2003 and 2002, respectively. Cash paid for income taxes was $67, $19 and $48 for fiscal 2004, 2003 and 2002, respectively.

In fiscal 2004, the Company acquired TeraBlaze by issuing 6,921,188 shares of Class A common stock valued at $21 in exchange for all the outstanding shares of TeraBlaze. See Note 5 “Acquisitions.”

In fiscal 2003, the Company acquired Massana by issuing 9,108,125 shares of Class A common stock valued at $26 in exchange for all the outstanding shares of Massana. See Note 5 “Acquisitions.”

Non-cash transactions in fiscal 2002 with Lucent resulted in a net increase to additional paid-in capital of $227. The increase is primarily the result of activity related to pension and postretirement benefits.

Capital lease obligations of $6, $19 and $80 were recognized in fiscal 2004, 2003 and 2002, respectively, primarily for the lease of semiconductor manufacturing equipment and other assets.

11.    Divestitures of Businesses

Sale of FPGA Business

On January 18, 2002, the Company completed the sale of certain assets and liabilities related to the field-programmable gate array (“FPGA”) business of the Telecommunications segment to Lattice Semiconductor Corporation (“Lattice”) for $250 in cash. The transaction included the Company’s general-purpose ORCA® FPGA product portfolio, field-programmable system chip product portfolio and related software design tools. As part of the transaction, approximately 100 employees transferred to Lattice. The Company recognized a gain in fiscal 2002 of $243 from the sale, which is included in gain on sale of operating assets — net.

Sale of Wireless Local Area Network Equipment Business

On August 5, 2002, the Company completed the sale of certain assets and liabilities of the 802.11 wireless local area network equipment business of the Consumer Enterprise segment, including its ORiNOCO® product family, to Proxim Corporation (“Proxim”) for $65 in cash. As part of the sale, approximately 150 employees transferred to Proxim. In addition, the Company and Proxim entered into a three-year strategic supply agreement under which the Company provides chips, modules and cards to Proxim as needed, a license agreement for Agere technology used in the ORiNOCO business and a patent cross-license agreement for their respective patent portfolios which resulted in the dismissal of patent-related litigation between the two companies. The Company recognized a gain in fiscal 2002 of $58 from the sale, which is included in gain on sale of operating assets — net.

Sale of Analog Line Card Business

On September 30, 2002, the Company completed the sale of certain assets and liabilities of the analog line card business of the Telecommunications segment to Legerity, Inc. (“Legerity”) for $70 in cash. The sale included certain products, technology, intellectual property and equipment related to the analog line card business, which provided integrated circuits used in telephone network equipment. As part of the transaction, approximately 40 employees transferred to Legerity. At the time of the sale, the Company was obligated to supply integrated circuits to Legerity into fiscal 2003 and the gain on the sale was deferred. During fiscal 2003, the Company substantially satisfied its obligations to Legerity and recognized a gain on the sale of $16, which is reflected in gain on sale of operating assets — net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

12.    Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate based on loss from continuing operations.

	Year Ended September 30,
	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	0.9	0.6	2.8
Effect of non-U.S. earnings	(17.0)	(19.7)	(13.3)
Research credits	2.6	—	0.8
Reversal of tax and interest contingencies associated with audit settlements	57.1	—	—
Valuation allowance	(30.4)	(27.9)	(35.0)
Purchased in-process research and development	(2.9)	—	—
Other differences — net	(5.1)	(2.2)	1.2
Effective income tax rate	40.2%	(14.2)%	(8.5)%

The fiscal 2004, 2003 and 2002 rates include the impact of recording charges of approximately $46, $91 and $259, respectively, to increase the valuation allowance for deferred tax assets. A full valuation allowance has been recorded for fiscal 2004, 2003 and 2002 on U.S. net deferred tax assets. The fiscal 2004 valuation allowance charge of $46 includes a charge of $3 against non-U.S. deferred tax assets in the Netherlands as a result of the Company’s decision to exit operations in that country. The fiscal 2004 rate includes the impact of recording a benefit of $86 for the reversal of tax and interest contingencies associated with audit settlements related to the Company’s tax sharing agreement with Lucent. See Note 21 “Transactions with Lucent.”

The following table presents the U.S. and foreign components of loss from continuing operations before income taxes and the provision for income taxes.

	Year Ended September 30,
	2004	2003	2002
LOSS BEFORE INCOME TAXES
United States	$(114)	$(222)	$(623)
Non-U.S	(36)	(103)	(117)
Loss before income taxes	$(150)	$(325)	$(740)

(BENEFIT) PROVISION FOR INCOME TAXES
Current
Federal	$(34)	$20	$4
State and local	—	1	(1)
Non-U.S	14	8	20
Sub-total	(20)	29	23
Deferred
Federal	(43)	11	29
State and local	—	1	4
Non-U.S	3	5	7
Sub-total	(40)	17	40
(Benefit) Provision for income taxes	$(60)	$46	$63

As of September 30, 2004, the Company had total tax-effected federal and state net operating loss carryforwards of $884, tax-effected non-U.S. net operating loss carryforwards of $26, and federal and state research and development credit carryforwards of approximately $33, the majority of which begin to expire at the end of fiscal 2021 through fiscal 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Net deferred tax assets are reflected within other assets. The components of deferred tax assets and liabilities at September 30, 2004 and 2003 are as follows:

	September 30,
	2004	2003
Deferred Tax Assets
Net operating loss/credit carryforwards	$943	$833
Valuation allowance	(1,364)	(1,087)
Other benefit obligations	104	91
Pension obligation	95	46
Reserves and allowances	82	87
Property, plant and equipment	23	4
Intangible assets	118	21
Other	—	9
Total deferred tax assets	$1	$4

Deferred Tax Liabilities	$—	$—

The net deferred tax assets of $1 and $4 as of September 30, 2004 and 2003, respectively, represent non-U.S. amounts that the Company believes are more likely than not to be realized and therefore a valuation allowance has not been recognized.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $292 and $254 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2004 and 2003, respectively, because these earnings are intended to be reinvested indefinitely.

	Year Ended September 30,
	2004	2003	2002
Deferred Tax Asset Valuation Allowance
Balance at beginning of period	$1,087	$997	$537
Charged (Credited) to Costs and Expenses	46	90	630
Charged (Credited) to Other Accounts (1) (2)	29	(23)	66
Other (3) (4)	202	23	(236)
Balance at end of period	$1,364	$1,087	$997

(1)	Fiscal 2004 and 2002 amounts offset deferred tax asset associated with future tax deductions upon payment of pension liabilities.

(2)	Fiscal 2003 amount offsets decrease in deferred tax assets associated with future tax deductions upon payment of pension liabilities.

(3)	Fiscal 2004 amount represents additions (deductions) to prior year valuation allowance related to U.S. tax return filings, audit settlements with Lucent and Singapore deferred tax assets as a result of an expired tax holiday. A full valuation allowance was recorded for the Singapore deferred tax assets as realization of these assets is uncertain.

(4)	Fiscal 2003 and 2002 amounts represent additions (deductions) to prior year valuation allowance based on tax return filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

13.    Comprehensive Income (Loss)

Total comprehensive income (loss) represents net loss plus the results of certain equity changes not reflected in the consolidated statements of operations. The components of accumulated other comprehensive income (loss) are shown below.

	Foreign Currency Translation	Unrealized Holding Gains	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Ending balance September 30, 2001	$(26)	$30	$(13)	$—	$(9)
Fiscal 2002 change	32	(30)	3	(170)	(165)
Ending balance September 30, 2002	6	—	(10)	(170)	(174)
Fiscal 2003 change	—	—	4	18	22
Ending balance September 30, 2003	6	—	(6)	(152)	(152)
Fiscal 2004 change	3	—	6	(81)	(72)
Ending balance September 30, 2004	$9	$—	$—	$(233)	$(224)

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

14.    Stock Compensation Plans

Agere has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. At September 30, 2004, awards relating to 234,048,428 shares were outstanding and 127,951,572 shares remained available for the grant of awards under these plans. These shares can be either Class A or Class B common stock. All awards granted through September 30, 2004 under the stock-based compensation plans were related to Class A common stock. During fiscal 2004, 2003 and 2002, employees of the Company were granted stock options and other equity-based awards under Agere’s 2001 Long Term Incentive Plan. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year terms, and vest no later than four years from the date of grant.

On June 1, 2002, at the time of the Distribution, awards outstanding under Lucent’s stock-based compensation plans and held by Company employees were converted to Company stock-based awards. The pre-converted Lucent stock options generally were granted with an exercise price equal to 100% of the market value of a share of Lucent common stock on the date of grant, had two to ten year terms and vested no later than four years from the date of grant. The Company stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as the Lucent stock options and awards they replaced. The number of shares covered by, and the exercise prices of each stock option were adjusted so that immediately following conversion, each option had the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the Lucent stock options immediately prior to the conversion. No new measurement date occurred upon conversion of the stock options. In connection with the Distribution, Lucent stock options held by Company employees were converted into Agere stock options for a total of 57,138,106 shares of Class A common stock.

Agere’s ESPP has consecutive offering periods, each consisting of four purchase periods of approximately six months in length. The first offering period commenced on March 27, 2001 and ended April 30, 2003. The second offering period began on May 1, 2003 and will end on April 30, 2005. Subsequent offering periods will run generally for 24 months beginning May 1 of every other year. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee’s entry date for the current offering period, or the last trading day of each purchase period. Through September 30, 2004, 16,951,597 shares had been purchased under the ESPP and 68,048,403 shares remained available for purchase.

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

Presented below is a summary of the status of Agere stock options and related transactions for fiscal 2004, 2003 and 2002. Also presented below is a summary of the status of the Lucent stock options held by Company employees prior to the Distribution and the related transactions for the eight months ended May 31, 2002. The Lucent stock option activity is not necessarily indicative of what the activity would have been had Agere been a separate stand-alone company during the eight month period presented.

	Shares (000’s)	Weighted Average Exercise Price
LUCENT OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001	45,480	$32.59
Granted	—	—
Exercised	(1,890)	1.97
Forfeited or Expired	(5,368)	6.47
LUCENT OPTIONS OUTSTANDING AT MAY 31, 2002	38,222	33.33
Agere spin-off adjustments (1)	18,916	(11.04)
AGERE OPTIONS SUBSTITUTED FOR LUCENT OPTIONS, OUTSTANDING AT JUNE 1, 2002	57,138	$22.29

AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2001	142,750	$5.81
Granted	5,649	5.11
Agere options substituted for Lucent options (1)	57,138	22.29
Exercised	(41)	1.18
Forfeited or Expired	(32,050)	13.06
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2002	173,446	9.87
Granted	67,185	1.43
Exercised	(738)	1.53
Forfeited or Expired	(46,787)	7.82
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2003	193,106	7.47
Granted	64,824	3.49
Exercised	(4,234)	1.43
Forfeited or Expired	(19,648)	6.24
AGERE OPTIONS OUTSTANDING AT SEPTEMBER 30, 2004	234,048	$6.58

(1)	Effective with the Distribution on June 1, 2002, the Lucent options outstanding were converted to Agere options. The number of Agere shares covered by substituted options was adjusted and all exercise prices were decreased immediately following the Distribution to preserve the economic values of the options that existed prior to the Distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The weighted average fair value of the Agere stock options, and Lucent stock options held by Agere employees prior to the Distribution, was calculated using the Black-Scholes option-pricing model. The weighted average fair value of Agere stock options granted during fiscal 2004, 2003 and 2002 was $2.03, $0.83, and $2.17 per share, respectively. See Note 2 “Summary of Significant Accounting Policies — Stock Compensation Plans.”

The following table summarizes the status of Agere stock options outstanding at September 30, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
$0.08 to $2.00	54,272	5.1	$1.40	22,981	$1.39
$2.01 to $5.15	64,792	6.0	3.55	3,681	3.85
$5.16 to $5.85	38,901	3.8	5.59	30,790	5.59
$5.86 to $6.00	44,021	3.4	6.00	39,178	6.00
$6.01 to $10.30	4,929	3.1	7.84	4,713	7.85
$10.31 to $15.50	8,362	4.2	12.12	7,893	12.14
$15.51 to $36.00	10,071	4.6	26.09	10,024	26.14
$36.01 to $51.56	8,700	5.3	40.27	8,700	40.27
Total	234,048	4.7	$6.58	127,960	$9.37

15.    Loss Per Common Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares. As a result of the net loss reported for each of the years presented, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 123,960,695, 123,960,695 and 35,076,790 related to the convertible notes for fiscal 2004, 2003 and 2002, respectively, and 25,014,701, 15,309,970 and 4,489,064 of potential common shares related to outstanding stock options for fiscal 2004, 2003 and 2002, respectively.

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

Prior to the Distribution, most of the Company’s U.S. management and occupational employees participated in Lucent’s pension and postretirement plans. Effective June 1, 2002, the Company assumed responsibility for all pension and postretirement benefits covering active employees of the Company, as well as employees who retired or were terminated subsequent to the IPO. During June 2002, Lucent transferred to the Company a substantial portion of the total estimated pension and postretirement assets, and all of the obligations related to these employees based on then available census data. In fiscal 2003, the final asset transfer occurred following the finalization of the census data and the completion of the actuarial calculations. Obligations related to retired and terminated vested employees prior to the IPO are the responsibility of Lucent.

Lucent managed its employee benefit plans on a consolidated basis and separate Company information is not available for the periods prior to June 1, 2002. The consolidated statements of operations include an allocation of the costs (credits) of the employee pension and postretirement plans based on the Company’s active employee population for the eight months ended June 1, 2002. For the eight months ended June 1, 2002, $7 of net periodic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

benefit cost was allocated from Lucent for postretirement benefits. There was no net periodic benefit cost allocated from Lucent for pension benefits for the eight months ended June 1, 2002.

	Year Ended September 30, 2004		Year Ended September 30, 2003		Four Months Ended September 30, 2002
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Agere Net Periodic Benefit Cost
Service cost	$24	$2	$24	$2	$12	$1
Interest cost	71	18	73	18	23	5
Expected return on plan assets	(88)	(5)	(96)	(4)	(41)	(4)
Amortization of prior service cost	2	10	3	4	2	—
Recognized net actuarial loss (gain)	1	—	—	1	(2)	—
Transition asset	—	—	—	—	(1)	—
International pension adjustment	5	—	—	—	—	—
Net periodic benefit cost (credit)	15	25	4	21	(7)	2
Special termination benefits	45	3	7	—	165	5
Curtailment charges	3	42	25	9	16	27
Settlement charge	—	—	14	—	—	—
Total benefit cost	$63	$70	$50	$30	$174	$34

Within net periodic benefit cost, the special termination benefits are separation payments made to employees and are included in restructuring and other charges — net. The curtailment charges reflect accelerated recognition of prior service cost as employees are retiring sooner than originally anticipated, primarily due to the restructuring activities. The settlement charge is for previously unrecognized losses related to employees taking a lump-sum distribution from the pension plans upon termination of employment, thereby eliminating the Company’s pension obligations.

The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets. The Company uses a September 30 measurement date for the majority of its plans.

	Year Ended September 30, 2004		Year Ended September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Change in benefit obligation
Benefit obligation at October 1	$1,168	$331	$1,198	$278
Service cost	24	2	24	2
Interest cost	71	18	73	18
Amendments	(20)	(18)	1	59
Actuarial (gain)/loss	63	(24)	69	(12)
Benefits paid	(94)	(23)	(223)	(19)
Special termination benefits	45	7	7	—
Curtailments	(6)	(6)	19	5
International pension adjustment	11	—	—	—
Benefit obligation at September 30	$1,262	$287	$1,168	$331
Change in plan assets
Fair value of plan assets at October 1	$988	$73	$1,010	$75
Actual gain on plan assets	70	3	170	11
Employer contributions	3	6	31	6
Benefits paid	(94)	(23)	(223)	(19)
International pension adjustment	5	—	—	—
Fair value of plan assets at September 30	$972	$59	$988	$73
Funded status of the plans	$(290)	$(228)	$(180)	$(258)
Unrecognized net actuarial loss	264	23	189	52
Unrecognized prior service cost	(16)	(5)	9	61
Net amount recognized	$(42)	$(210)	$18	$(145)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The pension benefit obligation as of September 30, 2004 and 2003 includes $18 and $5, respectively for the Company’s international plans. The fair value of plan assets as of September 30, 2004 and 2003 includes $7 and $1, respectively, for the Company’s international pension plan assets. Additional international pension benefit plans are included for the year ended September 30, 2004.

The accumulated benefit obligation was $1,245 and $1,130 as of September 30, 2004 and 2003, respectively. Benefits paid reflect all special and normal retiree benefit payments.

In September 2004, the U.S. management pension plans were amended to change the factors used to determine early retirement discounts. This change, effective January 1, 2005, was adopted in September 2004 and is reflected in the September 30, 2004 benefit obligation. This change decreased the projected benefit obligation by $20. In addition, several changes were made to the postretirement health plan for U.S. management employees. Effective January 1, 2005, dental benefits and partial reimbursement of Medicare Part B premiums will no longer be paid for by the Company. Also, all participants who retire on or after January 1, 2005 will not receive company provided postretirement medical benefits prior to age 65 and eligibility will be limited to the participant and their eligible spouse and will exclude all other dependents. These changes are reflected in the September 30, 2004 benefit obligation. These changes decreased the accumulated postretirement benefit obligation by $18.

In May 2003, pursuant to a Memorandum of Understanding between the Company and the International Brotherhood of Electrical Workers System Coordinated Bargaining Committee on behalf of U.S. Local Unions 1522, 1560, 1898, and 2000, the maximum contribution by Agere for represented employees’ medical and dental coverage was changed. There will be no maximum contribution until January 1, 2005. This change in the medical and dental cap increased the accumulated postretirement benefit obligation as of September 30, 2003 by $59.

On March 14, 2003 the Company voluntarily contributed 18,750,000 shares of its Class A common stock to the pension plan for represented employees. The value of the stock at the time of the contribution was $30. In addition, $1 in cash was contributed to the non-qualified pension plan in each of fiscal 2004 and 2003.

Amounts recognized in the consolidated balance sheet consist of:

	Year Ended September 30, 2004		Year Ended September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Accrued benefit liability	$(275)	$(210)	$(143)	$(145)
Intangible asset	—	—	9	—
Accumulated other comprehensive loss	233	—	152	—
Net amount recognized	$(42)	$(210)	$18	$(145)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and postretirement plans for fiscal 2004 and 2003 were as follows:

	Pension Benefits	Postretirement Health Benefits	Postretirement Life Benefits
Fiscal 2004
Discount rate to determine net periodic benefit cost	6.25%	6.25%	6.25%
Discount rate to determine the benefit obligation as of September 30, 2004	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	7.75%	3.20%	7.75%

Fiscal 2003
Discount rate to determine net periodic benefit cost	6.25%	6.25%	6.25%
Discount rate to determine the benefit obligation as of September 30, 2003	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.00%	8.00%	2.00%

An 8%, 10% and 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004, 2003, and 2002, respectively, decreasing gradually to 5% for 2007 and remaining constant at that level thereafter. The per capita cost increase for dental care benefits was assumed to be 4% for all years. A one percent annual change in the assumed cost trend rate would have a minimal effect on the total service and interest cost components and on the postretirement benefit obligation, since the plans have a defined maximum contribution amount that will be enforced by the Company.

The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plan’s assets.

	Allocation as of September 30, 2004		Allocation as of September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Equity Securities	40%	38%	41%	26%
Debt Securities	60%	62%	58%	70%
Other	—	—	1%	4%

The target investment policy was changed in August 2004 from that shown above to a mix of 57% equity and 43% debt instruments for the management pension plan and 48% equity and 52% debt instruments for the occupational pension plan. The weighted average target investment policy for the combined pension trust is 53% equity and 47% debt instruments. For postretirement health plans, the Company allocates its entire portfolio to debt securities. The assets of the postretirement life plan are allocated similarly to the pension plans.

The following table reflects the benefit payments, which include expected future service, that the Company expects to pay in the years noted:

	Pension Benefits	Postretirement Benefits
Fiscal 2005	$101	$24
Fiscal 2006	$107	$26
Fiscal 2007	$81	$25
Fiscal 2008	$81	$24
Fiscal 2009	$82	$23
Fiscal 2010 through fiscal 2014	$423	$104

Although there is no required pension contribution, the Company estimates that during fiscal 2005, it will make voluntary contributions to the pension plans that should not exceed $90.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Savings Plans

The majority of the Company’s employees are eligible to participate in savings plans which allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contribution to savings plans was $9, $12 and $17 in fiscal 2004, 2003 and 2002, respectively.

Effective April 1, 2002, the Company began funding the employer match for U.S. employees with newly issued Class A common stock. During fiscal 2004 and 2003, the Company’s matching contributions to the savings plan consisted of 3,887,695 and 6,620,332 shares, respectively. Through September 30, 2002, the Company’s matching contributions to the savings plan consisted of 3,130,588 shares.

17.    Intangible Assets

Effective October 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for goodwill and other acquired intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Intangible assets with finite lives continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. SFAS 142 also requires that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not result in the recording of an impairment charge or any adjustments to previously recorded amounts. There were also no changes to the classification and useful lives of previously acquired goodwill and other intangible assets. The following table reflects intangible assets by major class and the related accumulated amortization:

	September 30, 2004	September 30, 2003
Unamortized intangible assets:
Goodwill:
Storage	$75	$75
Mobility	—	—
Enterprise and Networking (1)	36	26
Telecommunications	8	8
Total Goodwill	$119	$109

Amortized intangible assets:
Acquired intangible assets — net:
Existing technology	$34	$34
Less: accumulated amortization	28	21
Acquired intangible assets — net	$6	$13

(1)	During fiscal 2004, Consumer Enterprise segment goodwill increased by $10 due to the acquisition of TeraBlaze. During fiscal 2003, Consumer Enterprise segment goodwill increased by $26 due to the acquisition of Massana.

Intangible asset amortization expense for fiscal 2004, 2003 and 2002 was $7, $8 and $10, respectively. Intangible assets have an estimated useful life of 5 years. The Company does not have any intangible assets with indefinite lives other than goodwill. The amortization expense for future fiscal years is estimated to be:

	2005	2006	2007	2008
Amortization expense	$3	$1	$1	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The following table reflects the impact of SFAS 142 on net loss and net loss per share had SFAS 142 become effective October 1, 2001. Goodwill amortization includes amounts recorded in continuing and discontinued operations:

	Year Ended September 30,
	2004	2003	2002
Net loss:
Net loss — as reported	$(90)	$(338)	$(1,811)
Add back goodwill amortization	—	—	28
Net loss — as adjusted	$(90)	$(338)	$(1,783)
Basic and diluted loss per share:
Net loss — as reported	$(0.05)	$(0.20)	$(1.11)
Add back goodwill amortization	—	—	0.02
Net loss — as adjusted	$(0.05)	$(0.20)	$(1.09)

18.    Segment Information

Effective in the fourth quarter of fiscal 2004, the Company realigned its business operations into four operating segments: Storage, Mobility, Enterprise and Networking and Telecommunications. The Storage, Mobility, and Enterprise and Networking operating segments represent one reportable segment, Consumer Enterprise. The Telecommunications segment represents the other reportable segment.

Under SFAS 131, two or more operating segments may be aggregated into a single segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Storage, Mobility and Enterprise and Networking operating segments have been aggregated in the Consumer Enterprise reportable segment because they have similar economic characteristics and:

•	the sale of integrated circuits and the licensing of intellectual property are the only sources of revenue for each of the three operating segments;

•	the integrated circuits sold by each of the three operating segments use the same manufacturing process;

•	the customers of each of the three operating segments incorporate the latest integrated circuit technology in their consumer electronic equipment; and

•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

The segments each include revenue from the licensing of intellectual property related to that segment. There were no intersegment sales.

The Consumer Enterprise reportable segment includes the Storage, Mobility, and Enterprise and Networking operating segments. Storage provides integrated circuit solutions for hard disk drives. Mobility provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking provides integrated circuit solutions for a variety of networking applications as well as modem integrated solutions and computer input/output products. The Telecommunications segment provides integrated circuit solutions for wireless and wireline infrastructure.

Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is gross margin, exclusive of restructuring related charges included in costs, primarily increased depreciation.

The Company does not identify or allocate assets by operating segment. The Company’s primary segment financial measure excludes operating expenses, interest income or expense, other income or expense, and income taxes. Management does not evaluate segments based on these criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Reportable Segments

	Year Ended September 30,
	2004	2003	2002
Revenue
Consumer Enterprise:
Storage	$635	$623	$558
Mobility	496	417	428
Enterprise and Networking	513	560	615
Consumer Enterprise	1,644	1,600	1,601
Telecommunications	268	239	322
Total	$1,912	$1,839	$1,923
Gross margin (excluding restructuring related charges included in costs)

Consumer Enterprise	$681	$510	$380
Telecommunications	192	172	173
Total	$873	$682	$553

Reconciling Items

A reconciliation of reportable segment gross margin to gross margin reported in the consolidated statements of operations is shown below:

	Year Ended September 30,
	2004	2003	2002
Reportable segment gross margin	$873	$682	$553
Deduct: Restructuring related charges included in costs	7	103	59
Total gross margin	$866	$579	$494

Geographic Information

	Revenue (1) Year Ended September 30,			Long-lived Assets (2) September 30,
	2004	2003	2002	2004	2003	2002
U.S.	$331	$375	$523	$620	$684	$928
Foreign Regions
Asia/Pacific & Pacific Rim (3) (4)	1,425	1,287	1,145	146	174	188
Europe, Middle East & Africa	119	121	197	37	38	8
Caribbean, Canada, Mexico & Latin America	37	56	58	5	4	5
Totals	$1,912	$1,839	$1,923	$808	$900	$1,129

(1)	Revenue is attributed to geographic areas based on the customer’s shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2)	Represents property, plant and equipment-net, goodwill and acquired intangible assets-net.

(3)	Individual countries from which the Company generated greater than 10% of its revenues were Singapore, China, Korea, Japan and Taiwan. Singapore accounted for $299, $372 and $349 of revenue in fiscal 2004, 2003 and 2002, respectively. China, Korea and Japan accounted for $215, $202 and $193, respectively, of revenue in fiscal 2004. Taiwan accounted for $186 and $204 of revenue in fiscal 2003 and 2002, respectively.

(4)	Singapore accounted for $100 and $118 of long-lived assets as of September 30, 2003 and 2002, respectively, which was greater than 10% of the Company’s long-lived assets.

Concentrations

The Company’s business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as wireless handsets and telecommunications infrastructure equipment. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Company’s revenues can be affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. Sales to Maxtor Corporation (“Maxtor”) in fiscal 2004, 2003 and 2002 represented 16%, 16% and 14% respectively, of consolidated revenue. Sales to Seagate Technology, Inc. (“Seagate”) in fiscal 2004 and 2003 represented 12% of consolidated revenue.

19.    Financial Guarantees

Two real estate leases were assigned in connection with the sale of the Company’s wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments for which the Company could be liable is $5 as of September 30, 2004. The initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” are required only on a prospective basis for guarantees issued or modified after December 31, 2002. Therefore, no liability is recorded as of September 30, 2004, because the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of September 30, 2004 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for continuing operations for the years ended September 30, 2004 and 2003:

	Year Ended September 30,
	2004	2003
Balance as of beginning of period	$3	$4
Accruals for new and pre-existing warranties — net (including changes in estimates)	4	1
Settlements made (in cash or in kind) during the period	(4)	(2)
Balance as of end of period	$3	$3

20.    Financial Instruments

Fair Values

The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated balance sheets approximate fair value.

The carrying values of foreign exchange forward contracts at September 30, 2004 equal their fair value of $0. The carrying value and the fair value of the Notes at September 30, 2004 were $410 and $415, respectively. The carrying value and the fair value of the Notes at September 30, 2003 were $410 and $537, respectively. The fair values of foreign exchange forward contracts and the Notes were determined using quoted market rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

changes in currency and interest rates. Agere manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

Letters of Credit

The Company is a party to letters of credit that represent purchased guarantees ensuring the Company’s performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $10 as of September 30, 2004 and 2003. The estimated fair value of these letters of credit was $0 as of September 30, 2004 and 2003, which is based on fees paid to obtain the obligations.

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

The Company and Lucent entered into an Interim Service and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. This agreement also provided for the replication and transfer of designated computer systems. The costs associated with this agreement amounted to $7 for fiscal 2002.

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

22.    Commitments and Contingencies

In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2004, would not be material to the annual consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

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

Leases

The Company leases land, buildings and equipment under agreements that expire in various years through 2013. Rental expense under operating leases was $72, $89 and $125 for fiscal 2004, 2003 and 2002, respectively. Rental expense under operating leases is net of sublease rentals of $3 in fiscal 2004. The table below shows the future minimum lease payments due under non-cancelable leases as of September 30, 2004. Such payments total $126 for operating leases and have not been reduced by minimum sublease rentals of $5 due in the future under noncancelable subleases. The net present value of such payments on the capital lease obligations was $35 after deducting imputed interest of $4.

	Year Ended September 30,
	2005	2006	2007	2008	2009	Later Years
Operating leases	$42	$20	$14	$14	$12	$24
Capital leases	27	12	—	—	—	—
Total	$69	$32	$14	$14	$12	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

23.    Quarterly Information (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Total
YEAR ENDED SEPTEMBER 30, 2004
Revenue	$516	$462	$495	$439	$1,912
Gross profit	231	208	228	199	866
Income (loss) from continuing operations	(39)	74	2	(127)	(90)
Net income (loss)	$(39)	$74	$2	$(127)	$(90)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.04	$0.00	$(0.07)	$(0.05)
Net income (loss)	$(0.02)	$0.04	$0.00	$(0.07)	$(0.05)
Weighted average shares outstanding — basic (in millions)	1,697	1,711	1,718	1,723	1,712
Weighted average shares outstanding — diluted (in millions) (1)	1,697	1,734	1,734	1,723	1,712

YEAR ENDED SEPTEMBER 30, 2003
Revenue	$436	$443	$456	$504	$1,839
Gross profit	113	117	135	214	579
Income (loss) from continuing operations	(148)	(178)	(67)	22	(371)
Income (loss) before cumulative effect of accounting change	(141)	(125)	(78)	11	(333)
Cumulative effect of accounting change	(5)	—	—	—	(5)
Net income (loss)	$(146)	$(125)	$(78)	$11	$(338)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.04)	$0.01	$(0.22)
Income (loss) before cumulative effect of accounting change	(0.09)	(0.08)	(0.05)	0.01	(0.20)
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss)	$(0.09)	$(0.08)	$(0.05)	$0.01	$(0.20)
Weighted average shares outstanding — basic (in millions)	1,648	1,656	1,678	1,686	1,667
Weighted average shares outstanding — diluted (in millions) (2)	1,648	1,656	1,678	1,707	1,667

(1)	For the second quarter of fiscal 2004, 23,028,979 potential common shares related to outstanding stock options were included in the weighted average shares outstanding — diluted calculation. For the third quarter of fiscal 2004, 15,428,080 potential common shares related to outstanding stock options were included in the weighted average shares outstanding — diluted calculation.

(2)	For the fourth quarter of fiscal 2003, 20,817,356 potential common shares related to stock options and 13,350 potential common shares related to other stock units were included in the weighted average shares outstanding — diluted calculation.

24.    Subsequent Event

Accounts Receivable Securitization

The accounts receivable securitization facility expired on October 1, 2004 and the $122 of outstanding borrowings was repaid at that date. As a result, $13 of cash held in trust was released upon repayment.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

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

Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Governance Committees of the Board of Directors. You can find these documents on our website by going to the following address: http://www.agere.com/governance, and clicking on the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Agere Systems Inc. c/o The Bank of New York P. O. Box 11082 Church Street Station New York, New York 10286-1082 Telephone: 1-866-AGEREIR (1-866-243-7347)

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that committee are: Richard L. Clemmer (Chair), Thomas P. Salice and Harold A. Wagner.

Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee — Audit Committee Financial Expert.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of September 30, 2004. All outstanding awards relate to our Class A common stock. For additional information about our equity compensation plans, see note 14 to our financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	210,745,963	$4.7774	224,757,172
Equity compensation plans not approved by security holders (3)	21,591,106	$24.2368	0
Total	232,337,069	$6.5858	224,757,172

(1)	In connection with our spin-off from Lucent, we assumed stock options that had originally been granted by Lucent or AT&T or companies that Lucent had acquired. The table does not include information for equity compensation plans assumed by Lucent in connection with acquisitions of the companies that originally established those plans. At September 30, 2004, 1,866,860 shares were issuable upon exercise of outstanding options, with a weighted-average exercise price of $5.6094 per share, under these plans. Since the spin-off we have not granted, and we will not grant in the future, any additional options under these plans.

(2)	Includes 155,769,631 shares available for issuance under our 2001 Long Term Incentive Plan in connection with stock options, stock appreciation rights, restricted stock awards, performance shares and units, dividend equivalents and other stock unit awards. Under that plan, 39,975,000 shares remain available for the grant of stock appreciation rights, restricted stock, performance shares and other stock unit awards.

(3)	All of the shares reported in this row were stock options granted prior to our spin-off by Lucent under Lucent plans that had not been approved by Lucent’s stockholders and that we assumed in connection with the spin-off. Since the spin-off, we have not granted, and we will not grant in the future, any further awards under these plans.

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption “Beneficial Ownership of Agere Systems Common Stock.”

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption “Other Arrangements with Executives.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-58324)
3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K, filed October 26, 2004)
4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-51594)
4.2	Specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed December 12, 2002)
4.3	Certificate of Incorporation (filed as Exhibit 3.1 hereto)
4.4	By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)
4.5	Rights Agreement between Agere Systems Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-58324)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto)
4.7	Indenture for $410,000,000 Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 9, 2002)
10.1	Separation and Distribution Agreement (filed as Exhibit 2 hereto)
10.2	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)
10.3	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)
10.4	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-51594)
10.5	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)
10.6	Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-51594)
10.7	Amendment to Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K, filed July 18, 2002)
10.8	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)

10.9	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K, filed September 23, 2004)
10.10	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)†
10.11	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)†
10.12	Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-51594)†
10.13	Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-51594)†
10.14	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, File No. 333-51594)†
10.15	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)†
10.16	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)†
10.17	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.18	Agere Systems Inc. Medium-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.19	Agere Systems Inc. 2004-2005 Medium-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed December 8, 2003)†
10.20	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.21	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.22	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.23	Founders Grant Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.24	AT&T 1987 Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.25	Settlement Agreement with Ronald D. Black†*
12	Computation of Ratio of Earnings to Fixed Charges*
21	List of Subsidiaries of Agere Systems Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Powers of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

†	Exhibit represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 13th day of December, 2004.

AGERE SYSTEMS INC.

By: /s/	John W. Gamble, Jr. John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. Dickson John T. Dickson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2004

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2004

* Richard L. Clemmer	Director

* Richard S. Hill	Director

* Arun Netravali	Director

* Thomas P. Salice	Director

* Rae F. Sedel	Director

* Harold A. Wagner	Chairman of the Board

*	By: /s/ John W. Gamble, Jr. (Attorney in Fact) December 13, 2004