Form 10-Q
period 2004-12-31
AGERE SYSTEMS INC
filed 2005-02-04
CIK 1129446

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 4, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-16397

AGERE SYSTEMS INC.

A Delaware Corporation	I.R.S. Employer No. 22-3746606

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

      At January 31, 2005, 826,379,995 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

AGERE SYSTEMS INC.
FORM 10-Q
For the quarterly period ended December 31, 2004
TABLE OF CONTENTS

PART I—Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,
	2004	2003

Revenue	$410	$516
Costs	274	285

Gross profit	136	231

Operating expenses:
Selling, general and administrative	55	76
Research and development	119	119
Amortization of acquired intangible assets	1	2
Purchased in-process research and development	—	13
Restructuring and other charges—net	14	47
Gain on sale of operating assets—net	(2)	(1)

Total operating expenses	187	256

Operating loss	(51)	(25)
Other income (expense)—net	(2)	1
Interest expense	8	12

Loss before provision for income taxes	(61)	(36)
Provision for income taxes	6	3

Net loss	$(67)	$(39)

Basic and diluted loss per share information:
Net loss	$(0.04)	$(0.02)

Weighted average shares outstanding—basic and diluted (in millions)	1,731	1,697

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	December 31, 2004	September 30, 2004

ASSETS
Current Assets
Cash and cash equivalents	$686	$778
Cash held in trust	6	19
Trade receivables, less allowances of $3 as of December 31, 2004 and September 30, 2004	205	285
Inventories	147	150
Other current assets	50	41

Total current assets	1,094	1,273
Property, plant and equipment—net of accumulated depreciation and amortization of $1,520 as of December 31, 2004 and $1,453 as of September 30, 2004	621	682
Goodwill	119	119
Acquired intangible assets—net of accumulated amortization	5	6
Other assets	153	192

Total assets	$1,992	$2,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$167	$195
Payroll and related benefits	78	101
Short-term debt	19	147
Income taxes payable	223	218
Restructuring reserve	43	60
Deferred income	72	78
Other current liabilities	56	67

Total current liabilities	658	866
Pension and postretirement benefits	474	485
Long-term debt	417	420
Other liabilities	78	80

Total liabilities	1,627	1,851

Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 825,818,725 shares issued and outstanding as of December 31, 2004 after deducting 4,281 shares in treasury and 816,245,321 shares issued and outstanding as of September 30, 2004 after deducting 4,281 shares in treasury	8	8
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of December 31, 2004 and September 30, 2004, after deducting 105,112 shares in treasury	9	9
Additional paid-in capital	7,420	7,409
Accumulated deficit	(6,848)	(6,781)
Accumulated other comprehensive loss	(224)	(224)

Total stockholders' equity	365	421

Total liabilities and stockholders' equity	$1,992	$2,272

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended December 31,
	2004	2003

OPERATING ACTIVITIES
Net loss	$(67)	$(39)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchased in-process research and development	—	13
Restructuring and other charges—net of cash payments	(15)	22
Depreciation and amortization	83	60
Provision for deferred income taxes	1	3
Provision for inventory write-downs	4	—
Equity loss from investments	5	3
Dividends received from equity investments	30	20
Decrease in receivables	82	34
(Increase) decrease in inventories	(1)	2
Decrease in accounts payable	(28)	(42)
Decrease in payroll and benefit liabilities	(21)	(15)
Increase in tax accruals	4	—
Changes in other operating assets and liabilities	(36)	(19)
Other adjustments for non-cash items—net	(1)	(2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	40	40

INVESTING ACTIVITIES
Capital expenditures	(30)	(20)
Proceeds from the sale or disposal of property, plant and equipment	2	1
Decrease in cash designated as held in trust	13	5

NET CASH USED BY INVESTING ACTIVITIES	(15)	(14)

FINANCING ACTIVITIES
Proceeds from the issuance of stock—net of expense	8	13
Principal repayments on short-term debt	(122)	(19)
Principal repayments on long-term debt	(4)	(8)

NET CASH USED BY FINANCING ACTIVITIES	(118)	(14)

Effect of exchange rate changes on cash	1	—

Net (decrease) increase in cash and cash equivalents	(92)	12
Cash and cash equivalents at beginning of period	778	744

Cash and cash equivalents at end of period	$686	$756

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation

      Agere Systems Inc. (the “Company” or “Agere”) designs, develops, manufactures and sells integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Agere's customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. The Company also generates revenue from the licensing of intellectual property.

Interim Financial Information

      These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2004. The condensed financial information as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2005 or any other future periods.

2. Stock Compensation Plans

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock compensation expense net of related tax recorded under APB No. 25, which uses the intrinsic value method, was $0 for the three months ended December 31, 2004 and 2003.

      The following table illustrates the effect on net loss and net loss per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (“ESPP”):

	Three Months Ended December 31,
	2004	2003

Net loss:
As reported	$(67)	$(39)
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method(1)	(29)	(37)

Pro forma	$(96)	$(76)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.02)
Pro forma	$(0.06)	$(0.04)

(1)	The pro forma stock-based employee compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      Stock options outstanding as of December 31, 2004 were 271,970,472. The Company granted 49,083,298 stock options from its stock option plans during the three months ended December 31, 2004, primarily as part of its broad based annual grant program.

      As of December 31, 2004, 62,584,937 shares remained available for purchase under the ESPP. For the three months ended December 31, 2004, 5,463,466 shares were purchased under the ESPP.

3. Recent Pronouncements

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Agere in the first quarter of fiscal 2006. The Company is in the process of evaluating the impact that adoption of SFAS 151 could have but does not anticipate that such impact will be significant to its financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects of and additional disclosure regarding the cash flow impacts of share-based payment arrangements. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. The Company is evaluating the impact of adopting SFAS 123R. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows; however, following adoption, the Company expects to record substantial non-cash stock compensation expenses that will have a significant, adverse effect on its results of operations.

      In October 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). In response to the AJCA, in December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer's deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company currently does not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the AJCA on companies' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Agere has not yet completed its evaluation of the impact of the repatriation provisions nor has it determined the related range of income tax effects of such repatriation. That evaluation is expected to be completed by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

4. Restructuring and Other Charges—Net

      The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At December 31, 2004, the Company was engaged in three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and includes actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and improve profitability. The third restructuring program was announced on September 29, 2004 and relates to the planned sale or closure of the Company's manufacturing facility in Orlando, Florida, by December 31, 2005.

      For the three months ended December 31, 2004, restructuring and other charges—net was $14 and includes restructuring and related expenses of $13 and expenses associated with the proposed combination of classes of common stock of $1. For the three months ended December 31, 2003, restructuring and other charges—net was $47 and includes asset retirement obligation charges of $31 and restructuring and related expenses of $16.

Asset Retirement Obligation

      In the first quarter of fiscal 2004, the Company recorded charges for asset retirement obligations of $31 within restructuring and other charges—net. These charges relate to the decommissioning of the Company's former manufacturing facilities in Allentown and Reading, Pennsylvania that is expected to be substantially complete by the middle of fiscal 2005. The Company made cash payments of $4 and $5 towards this obligation in the first quarter of fiscal 2005 and 2004, respectively. The remaining balance in the reserve is $4 and $26 as of December 31, 2004 and 2003, respectively, and is recorded in other current liabilities.

Restructuring Actions

      2001 Manufacturing Rationalization and Resizing

      Beginning in fiscal 2001, the Company implemented a restructuring and consolidation program in response to significant declines in revenue, particularly from telecommunications network equipment manufacturing customers. These customers were themselves experiencing significant declines in demand from their customers. The actions taken were designed to permit the Company to achieve breakeven at a significantly lower level of quarterly revenue. This program, which is substantially complete, included actions to improve gross profit, reduce expenses, eliminate excess manufacturing capacity and streamline operations. As part of this restructuring program, the Company:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      2004 Business Resizing

      On September 23, 2004, the Company announced a restructuring program to resize the business and improve profitability. As part of this program, the Company is reducing its workforce by approximately 550 employees across the business, including administrative functions, sales, marketing and product development, and is exiting the standalone wireless local area networking chipset business, the radio-frequency power transistor business, and all operations in the Netherlands.

      Closure of the Orlando Manufacturing Facility

      On September 29, 2004, the Company announced that it will cease operations in its wafer manufacturing facility in Orlando by the end of December 2005, if the Company is unable to find an acceptable buyer for the facility prior to that date. Approximately 600 people are employed at the facility, the majority of which are expected to be taken off roll no later than March 31, 2006.

Three Months Ended December 31, 2004

      The following table sets forth the Company's restructuring reserve as of December 31, 2004, and the activity affecting the reserve for the three months ended December 31, 2004:

	September 30, 2004	Three Months Ended December 31, 2004			December 31, 2004
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$3	$2
Facility lease terminations	20	—	—	2	18
Other charges	6	4	—	4	6
Asset impairments	—	4	4	—	—

Total	$31	$8	$4	$9	$26

2004 Business Resizing
Workforce reductions	$21	$4	$2	$14	$9
Other charges	2	1	1	1	1

Total	$23	$5	$3	$15	$10

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$—	$(1)	$—	$7

Grand Total	$60	$13	$6	$24	$43

2001 Manufacturing Rationalization and Resizing

      Other Restructuring and Related Charges

      During the first quarter of fiscal 2005, the Company recorded $4 of other restructuring charges, primarily for the relocation of employees and equipment. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2004 Business Resizing

      Workforce Reductions

      During the first quarter of fiscal 2005, the Company recorded restructuring charges of $4 relating to approximately 50 in additional workforce reductions associated with the 2004 business resizing. These charges included $2 of cash charges and $2 of non-cash charges. The cash charges of $2 are principally related to termination benefits related to the workforce reductions and the $2 of non-cash charges are principally related to special pension benefits to be paid from the Company's pension fund.

      Other Restructuring and Related Charges

      The Company recorded $1 of non-cash asset impairment charges during the first quarter of fiscal 2005.

Closure of the Orlando Manufacturing Facility

      Workforce Reductions

      During the first quarter of fiscal 2005, the Company recorded net restructuring charges of $0 relating to workforce reductions. The net amount includes an additional cash charge of $1 offset by a reversal of a non-cash charge of $1. The additional cash charge of $1 relates to termination benefits for the workforce reduction of approximately 206 management and 409 represented employees. The reversal of a non-cash charge of $1 is the result of the Company's revised estimate of costs related to special pension benefits that will be paid to employees.

Restructuring Reserve Balances as of December 31, 2004

2001 Manufacturing Rationalization and Resizing

      The Company anticipates the $2 restructuring reserve relating to workforce reductions as of December 31, 2004 will be paid by the end of fiscal 2005. The $18 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $6 for other charges is expected to be paid as follows: $3 in contract terminations will be paid in fiscal 2005 and $3 for asset decommissioning will be paid primarily during fiscal 2005.

2004 Business Resizing

      The Company anticipates that approximately $6 of the $9 restructuring reserve relating to workforce reductions will be paid in the second quarter of fiscal 2005. The remaining amount is expected to be paid by the end of fiscal 2006. The reserve of $1 for other charges relates to contract terminations and is expected to be paid by the fourth quarter of fiscal 2005.

Closure of the Orlando Manufacturing Facility

      The Company anticipates the majority of the $7 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006.

      The Company expects to fund the cash payments related to all of the restructuring reserves with cash on hand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three Months Ended December 31, 2003

      The following table sets forth the Company's restructuring reserve as of December 31, 2003, and the activity affecting the reserve for the three months ended December 31, 2003.

	September 30, 2003	Three Months Ended December 31, 2003			December 31, 2003
	Restructuring Reserve	Add Net Charges	Deduct Net Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve

Workforce reductions	$11	$7	$—	$10	$8
Facility lease terminations	26	—	—	2	24
Other charges	10	9	—	8	11

Total	$47	$16	$—	$20	$43

      Workforce Reductions

      During the first quarter of fiscal 2004, the Company recorded restructuring charges of $7 related to additional domestic and international workforce reductions of approximately 35 employees and revisions of prior cost estimates.

      Other Restructuring and Related Charges

      The Company recorded restructuring and related charges of $9 in the first quarter of fiscal 2004. These charges consist of $4 for asset decommissioning costs and $5 for other related costs.

5. Supplemental Financial Information

Statement of Operations Information

      The Company recorded increased depreciation of $35 and $5 for the three months ended December 31, 2004 and 2003, respectively, all of which is recorded in costs. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company's restructuring activities. This additional depreciation is reflected in net loss and resulted in an increase of $0.02 in the per share loss for the three months ended December 31, 2004, and resulted in no change in the per share loss for the three months ended December 31, 2003.

      For the three months ended December 31, 2004, the Company recorded a provision for income taxes of $6 on a pre-tax loss of $61, yielding an effective tax rate of (9.8)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the three months ended December 31, 2003, the Company recorded a provision for income taxes of $3 on a pre-tax loss of $36 yielding an effective tax rate of (8.3)%. This rate differs from the statutory rate primarily due to recording a full valuation allowance against U.S. net deferred tax assets, the impact of the non-tax deductible in-process research and development charge related to the acquisition of TeraBlaze, Inc., and the provision for taxes in non-U.S. jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Balance Sheet Information

	December 31, 2004	September 30, 2004

Inventories:
Finished goods	$43	$51
Work in process	94	92
Raw materials	10	7

Inventories	$147	$150

      Cash held in trust of $6 million at December 31, 2004 primarily consists of an amount in escrow to satisfy a litigation judgment that is currently under appeal and is not immediately available to fund on-going operations. At September 30, 2004, cash held in trust of $19 million primarily supported obligations of our captive insurance company.

6. Investment in Silicon Manufacturing Partners—a Related Party

      The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company's 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from taking significant action in the management of SMP due to Chartered Semiconductor's participatory rights under the joint venture agreement. Because of Chartered Semiconductor's approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor's approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP's net income (loss) is not shared in the same ratio as equity ownership. The Company has an agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP's facility. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers. The Company's investment in SMP was $100 and $135 as of December 31, 2004 and September 30, 2004, respectively, and was recorded in other assets.

      For the three months ended December 31, 2004 and 2003, the Company recognized equity losses of $5 and $3 from SMP, respectively, recorded in other income (expense)—net. The Company received a dividend of $30 and $20 from SMP for the three months ended December 31, 2004 and 2003, respectively. SMP reported a net loss of $15 and net income of $12 for the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, SMP reported total assets of $218 and total liabilities of $23 compared to total assets of $262 and total liabilities of $22 as of September 30, 2004.

      The Company purchased $27 and $36 of inventory from SMP for the three months ended December 31, 2004 and 2003, respectively. At December 31, 2004 and September 30, 2004, the amount of inventory on hand that was purchased from SMP was $11 and $25, respectively. At December 31, 2004 and September 30, 2004, amounts payable to SMP were $19 and $21, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for Agere.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

7. Comprehensive Income (Loss)

      Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended December 31,
	2004	2003

Net loss	$(67)	$(39)
Other comprehensive income:
Unrealized gain on cash flow hedges	—	1

Total comprehensive loss	$(67)	$(38)

      The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee.

8. Loss Per Common Share

      Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares. As a result of the net loss reported for each of the periods presented, the following have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 123,960,695 potential common shares related to the convertible notes for the three months ended December 31, 2004 and 2003, and 3,180,035 and 35,541,419 of potential common shares related to outstanding stock options for the three months ended December 31, 2004 and 2003, respectively.

9. Benefit Obligations

      The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual Company contributions based on a participant's age and compensation and interest on existing balances and covers employees of certain companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan. The Company also has pension plans covering certain international employees.

Net Periodic Benefit Cost

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$4	$—	$5	$1
Interest cost	19	4	18	5
Expected return on plan assets	(22)	(1)	(22)	(1)
Amortization of prior service cost	—	—	—	3

Net periodic benefit cost	$1	$3	$1	$8

      The Company voluntarily contributed $13 to the pension plan for represented employees during the three months ended December 31, 2004. Although not required, the Company is planning to make approximately $25 of additional cash contributions during the remainder of fiscal 2005. The Company may consider additional voluntary contributions of up to $55.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

10. Intangible Assets

      The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table reflects intangible assets by major class and the related accumulated amortization:

	December 31, 2004	September 30, 2004

Amortized intangible assets:
Acquired intangible assets—net:
Existing technology	$34	$34
Less: accumulated amortization	29	28

Acquired intangible assets—net	$5	$6

Unamortized intangible assets:
Goodwill:
Consumer Enterprise segment	$111	$111
Telecommunications segment	8	8

Goodwill	$119	$119

      Intangible asset amortization expense for the three months ended December 31, 2004 and 2003 was $1 and $2, respectively. Intangible asset amortization expense for the remainder of fiscal 2005 is estimated to be $2. The amortization for future fiscal years is estimated to be $1 for fiscal 2006, 2007 and 2008.

11. Debt

      The following table reflects the components of short-term and long-term debt:

	December 31, 2004	September 30, 2004

Short-term debt:
Short-term portion of capitalized leases	$19	$25
Accounts receivable securitization	—	122

Short-term debt	$19	$147

Long-term debt:
Convertible subordinated notes	$410	$410
Long-term portion of capitalized leases	7	10

Long-term debt	$417	$420

      The accounts receivable securitization facility expired on October 1, 2004 and the $122 of outstanding borrowings was repaid on that date.

12. Segment Information

      The Company is organized into four operating segments: Storage, Mobility, Enterprise and Networking, and Telecommunications. The Storage, Mobility, and Enterprise and Networking operating segments represent one reportable segment, Consumer Enterprise. The Telecommunications segment represents the other reportable segment. Storage provides integrated circuit solutions for hard disk drives. Mobility provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking provides integrated circuit solutions for consumer communications applications. The Telecommunications segment provides integrated circuit solutions for wireless and wireline telecommunications infrastructure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      SFAS 131 establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had four operating segments at December 31, 2004, under the aggregation criteria set forth in SFAS 131, the Company has two reportable segments, Consumer Enterprise and Telecommunications.

      Each operating segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is segment gross margin, which excludes restructuring related charges included in costs, primarily increased depreciation.

      The Company does not identify or allocate assets by operating segment. The Company's primary segment financial measure excludes operating expenses, interest income or expense, other income or expense, and income taxes. Management's primary financial measure for evaluation of segment performance is not based on these criteria.

      The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. The Company also generates revenue from the licensing of intellectual property. Each operating segment includes revenue from the sale of integrated circuits and the licensing of intellectual property related to that segment. There were no intersegment sales.

Reportable Segments

	Three Months Ended December 31,
	2004	2003

Revenue
Consumer Enterprise segment:
Storage	$166	$176
Mobility	83	146
Enterprise and Networking	104	134

Consumer Enterprise segment	353	456
Telecommunications segment	57	60

Total	$410	$516

Gross margin (excluding restructuring related charges included in costs)
Consumer Enterprise segment	$140	$194
Telecommunications segment	42	43

Total	182	237
Reconciling Item:
Deduct: Restructuring related charges included in costs	46	6

Gross margin	$136	$231

13. Financial Guarantees

      Two real estate leases were assigned in connection with the sale of the Company's wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease payments in the event of a default. The maximum potential amount of future payments for which the Company could be liable is $5 as of December 31, 2004. The initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Guarantees, Including Indirect Guarantees of Indebtedness of Others” are required only on a prospective basis for guarantees issued or modified after December 31, 2002. No liability is recorded as of December 31, 2004, because the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

      The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of December 31, 2004 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

      The Company's product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company's aggregate product warranty liability for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003

Balance as of beginning of period	$3	$3
Accruals (reversals) for new and pre-existing warranties (including changes in estimates)	3	(1)
Settlements made (in cash or in kind) during the period	(1)	—

Balance as of end of period	$5	$2

14. Commitments and Contingencies

      In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at December 31, 2004, would not be material to the annual consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2004 and 2003 and the notes thereto. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

      We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high-speed communications systems and personal computers. We also generate revenue from the licensing of intellectual property.

      Our business is organized into operating segments that focus on four key markets: Storage, Mobility, Enterprise and Networking, and Telecommunications. We have two reportable segments, Consumer Enterprise and Telecommunications. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer Enterprise segment includes the Storage, Mobility, and Enterprise and Networking operating segments. Storage targets the consumer communications market and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets the data networking equipment market and provides consumer communications applications. The Telecommunications segment targets the telecommunications network equipment market and provides integrated circuit solutions for wireless and wireline telecommunications infrastructure.

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

      In mid-2004, we began experiencing reduced demand from some of our larger customers due to lower demand levels from their customers. In fiscal 2004 and the beginning of fiscal 2005, we sold custom integrated circuits used in mobile phones based on the wideband CDMA or “3G” standard to one customer. Sales to that customer decreased significantly in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004. Also, sequential sales to this customer decreased significantly from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005. For the full fiscal year 2005, we expect that revenue from sales of custom integrated circuit solutions for 3G mobile phones to that customer will be significantly lower than our revenue from such sales in fiscal 2004. At December 31, 2004, we had $14 million of custom 3G inventory for that customer and outside foundries held $1 million of in-process 3G inventory for that customer.

      At the end of fiscal 2004, the semiconductor industry generally began experiencing demand softness. As a result of this industry softness, we began additional restructuring programs in September 2004 to further reduce our costs. These restructuring programs included the planned closure of our Orlando, Florida manufacturing facility and a reduction in the number of employees across the business, including the exit of our standalone wireless local area networking chipset business, our radio frequency power transistor business and all operations in the Netherlands.

      The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we plan to rely on third-party contract manufacturers to make integrated circuits for us using new technologies that we currently do not possess internally. We refer to this strategy as our “fab-lite” strategy. We believe this strategy will lead to lower capital expenditures, fixed costs and process development expenses than if we continued to invest in new manufacturing facilities.

      We continue to anticipate gross margin as a percent of revenue to be lower in fiscal 2005 than in fiscal 2004 due primarily to the increased depreciation related to the planned closure of the Orlando facility. Overall, we expect to increase revenues and improve profitability as we move into the second half of fiscal 2005. Although we can give no assurance as to when or whether we will be able to achieve these objectives, we are committed to lowering our break even point while improving operating income and gross margin.

Restructuring and Decommissioning Activities

      We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. At December 31, 2004, we were engaged in three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

      Our second restructuring program was announced on September 23, 2004 and consists of a further resizing of our business to align the cost structure with revenue projections. As part of this program, we are reducing our workforce by approximately 550 employees across the business, including administrative functions, sales, marketing and product development, and exiting our standalone wireless local area networking chipset, or WiFi business, our radio-frequency power transistor, or RF power business, and all operations in the Netherlands. We expect to save approximately $80 million annually from this program.

      Our third restructuring program was announced on September 29, 2004 and relates to the closure of our Orlando wafer manufacturing facility. We will cease operations at that facility by the end of December 2005, if we are unable to find an acceptable buyer for the facility prior to that date. Approximately 600 people are currently employed at the facility, the majority of which are expected to be off roll no later than March 31, 2006. The amount we save from this action depends, among other things, on the level of utilization at the facility prior to its closure; however, we currently estimate that we will save approximately $50 million in fiscal 2006, the year of closure, which excludes the costs to close.

      As a result of our restructuring activities, we recorded a charge of $13 million for the first quarter of fiscal 2005, classified within restructuring and other charges—net. The net charges for the three months ended December 31, 2004 are comprised of $4 million related to workforce reductions and $9 million related primarily to asset impairments and relocation of employees and equipment. In addition, within gross margin we recorded $46 million of restructuring related charges for the three months ended December 31, 2004, of which $35 million resulted from increased depreciation and $11 million is related to inventory and purchase commitment charges. The increased depreciation is due to the shortening of estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges are the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

      During the three months ended December 31, 2003, we recorded $31 million for an asset retirement obligation related to the decommissioning of our former manufacturing facilities in Allentown and Reading, classified within restructuring and other charges—net. We also recorded $16 million during the first quarter of fiscal 2004 for net restructuring and related charges, classified within restructuring and other charges—net. The net charges for the three months ended December 31, 2003 include $7 million related to workforce reductions and $9 million related to other restructuring and related charges including asset decommissioning and other charges. We also recorded restructuring related costs within gross margin of $6 million for the first quarter of fiscal 2004, of which $5 million resulted from increased depreciation.

      To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $14 million in additional cash charges during fiscal 2005, related primarily to the relocation of employees. We also estimate that we will spend an additional $4 million for capital expenditures primarily related to the decommissioning of our former manufacturing facility in Allentown. To complete the business resizing announced on September 23, 2004, we estimate that we will incur approximately $1 million in additional cash charges during fiscal 2005, primarily related to contract terminations. In addition, we estimate that we will pay approximately $8 million in the remainder of fiscal 2005 related to inventory and purchase commitment charges associated with the exit of our WiFi business that was recorded within gross margin in the first quarter of fiscal 2005. To complete our exit from manufacturing operations at our Orlando facility if we are unable to sell it, we estimate that we will incur approximately $47 million in additional cash charges, $42 million of which relates to shutdown costs for the facility. We expect to pay approximately $29 million in fiscal 2006, $13 million in fiscal 2007, and the balance of $5 million representing other miscellaneous costs in fiscal 2005. We also expect to incur additional non-cash charges related to the Orlando closure of $36 million per quarter in each of the next four quarters, for a total of $144 million, principally increased depreciation. We will use cash on hand and cash generated from future operations to fund the additional cash charges related to the restructuring activities.

      We expect our future cash requirements to complete all of our current restructuring programs will be approximately $121 million. This amount includes amounts in the restructuring reserve at December 31, 2004 and the estimated future cash charges mentioned above.

Results of Operations

      Three months ended December 31, 2004 compared to the three months ended December 31, 2003

      The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Three Months Ended December 31,		Change
	2004	2003	$	%
	(Dollars in Millions)

Revenue by Segment:
Consumer Enterprise segment:
Storage	$166	$176	$(10)	(6)%
Mobility	83	146	(63)	(43)
Enterprise and Networking	104	134	(30)	(22)

Consumer Enterprise segment	353	456	(103)	(23)
Telecommunications segment	57	60	(3)	(5)

Total Revenue	$410	$516	$(106)	(21)%

      Revenue. Revenue decreased 21% or $106 million, for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Product revenue of $370 million for the three months ended December 31, 2004 declined $116 million from the three months ended December 31, 2003, and revenue from the licensing of intellectual property of $40 million increased $10 million compared to the three months ended December 31, 2003. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

      In the Consumer Enterprise segment, revenue decreased 23% or $103 million, for the first quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $320 million for the first quarter of fiscal 2005, a $113 million decrease from $433 million for the first quarter of fiscal 2004. Revenue from the licensing of intellectual property was $33 million for the first quarter of fiscal 2005, a $10 million increase from $23 million for the first quarter of fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

      In Storage, revenue decreased 6% or $10 million, for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Product revenue was $151 million for the three months ended December 31, 2004, an $18 million decrease from $169 million for the three months ended December 31, 2003. Revenue from the licensing of intellectual property was $15 million for the three months ended December 31, 2004, an $8 million increase from $7 million for the three months ended December 31, 2003. The product revenue decrease was driven by volume decreases in pre-amplifiers as demand declined for older pre-amplifiers while newer pre-amplifiers had not yet begun to ramp, and pricing pressures in our system-on-a-chip solution for hard disk drives. These decreases were partially offset by revenue increases associated with product mix as we sold more higher priced integrated circuit solutions as a percentage of revenue compared to the first quarter of fiscal 2004.

      In Mobility, revenue decreased 43% or $63 million, for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Product revenue was $74 million for the three months ended December 31, 2004, a $65 million decrease from $139 million for the three months ended December 31, 2003. Revenue from the licensing of intellectual property was $9 million for the three months ended December 31, 2004, a $2 million increase from $7 million for the three months ended December 31, 2003. The product revenue decrease was mainly driven by a $45 million decrease in sales of custom chipsets based on the 3G standard. We also had a $16 million revenue decrease due mainly to volume declines in wireless local area networking chipset sales following our September 2004 decision to exit this business. Additionally, we experienced pricing pressures across the remaining applications.

      In Enterprise and Networking, revenue decreased 22% or $30 million, for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Product revenue was $95 million for the three months ended December 31, 2004, a $30 million decrease from $125 million for the three months ended December 31, 2003. Revenue from the licensing of intellectual property was $9 million for the three months ended December 31, 2004 and 2003. The decrease in product revenue was associated with product mix as we sold more lower priced integrated circuit solutions as a percentage of revenue compared to the same period in the prior fiscal year, decreased volume in modems, legacy printing and computer networking, and overall price declines across all applications.

      In the Telecommunications segment, revenue decreased 5% or $3 million, for the first quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $50 million for the first quarter of fiscal 2005, a $3 million decrease from $53 million for the first quarter of fiscal 2004. Revenue from the licensing of intellectual property was $7 million for the first quarter of fiscal 2005 and 2004. The segment experienced volume decreases in aggregation, digital signal processors, physical layer devices and switching fabrics, and price declines throughout most applications. These decreases were partially offset by product mix as we sold more higher priced integrated circuit solutions as a percentage of revenue compared to the first quarter of fiscal 2004.

      Costs and gross margin. Costs were $274 million in the first quarter of fiscal 2005, a decrease of 4% or $11 million, from $285 million in the prior year quarter. Gross margin as a percent of revenue decreased 11.6 percentage points to 33.2% in the first quarter of fiscal 2005 from 44.8% in the first quarter of fiscal 2004. The decrease in gross margin percentage is the result of an increase of $40 million from $6 million in the prior year quarter to $46 million in the current quarter for restructuring related costs, primarily related to the closing of our Orlando facility and overall price declines in the sale of integrated circuits in each operating segment. These decreases to gross margin percentage were partially offset by increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue, and sales of higher margin products, such as Telecommunications applications, being a greater percentage of sales in the current quarter than in the prior year quarter.

      Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 12 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 39.7% in the first quarter of fiscal 2005, a decrease of 2.8 percentage points from 42.5% in the first quarter of fiscal 2004. The primary driver of the decrease in gross margin is the overall price declines throughout the segment. Partially offsetting this decrease were improvements to margin driven by product mix and an increase in intellectual property revenue. The favorable margin impact associated with product mix was the result of reduced sales of lower margin applications as a percentage of total sales in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. The segment gross margin for Telecommunications was 73.7% in the current quarter, an increase of 2 percentage points from 71.7% in the prior year quarter. Improvements were realized due to savings from restructuring programs announced in September 2004 and a higher percentage of total revenue from the licensing of intellectual property. Partially offsetting these increases to margin were price declines throughout most of the segment.

      Selling, general and administrative. Selling, general and administrative expenses decreased 28% or $21 million, to $55 million for the three months ended December 31, 2004 from $76 million for the three months ended December 31, 2003. The decrease is due to lower salary, benefit and other expenses throughout all corporate support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expenses.

      Research and development. Research and development expenses were $119 million for the three months ended December 31, 2004 and 2003. There were approximately $9 million in increased design and mask expenses in Storage and Enterprise and Networking, which were offset by $5 million in lower design and mask expenses in Telecommunications, $3 million in lower information technology related expenses primarily due to reduced headcount and lower outside contractor costs and $1 million in reduced test center expense.

      Purchased in-process research and development. There was no purchased in-process research and development for the three months ended December 31, 2004. Purchased in-process research and development for the three months ended December 31, 2003 was $13 million due to the acquisition of TeraBlaze, Inc.

      Restructuring and other charges—net. Net restructuring and other charges decreased 70% or $33 million to $14 million for the three months ended December 31, 2004 from $47 million for the three months ended December 31, 2003. See Note 4 to our financial statements for additional details.

      Interest expense. Interest expense decreased 33% or $4 million, to $8 million for the three months ended December 31, 2004 from $12 million for the three months ended December 31, 2003. The decrease in interest expense is comprised of $2 million lower expense on our accounts receivable securitization facility because we repaid it in October 2004, $1 million in lower capital lease interest and the absence of a collateral installment loan in the current quarter compared to the prior year quarter.

      Provision for income taxes. For the three months ended December 31, 2004, the Company recorded a provision for income taxes of $6 million on a pre-tax loss of $61 million, yielding an effective tax rate of (9.8)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the three months ended December 31, 2003, the Company recorded a provision for income taxes of $3 million on a pre-tax loss of $36 million yielding an effective tax rate of (8.3)%. This rate differs from the statutory rate primarily due to recording a full valuation allowance against U.S. net deferred tax assets, the impact of the non-

tax deductible in-process research and development charge related to the acquisition of TeraBlaze, and the provision for taxes in non-U.S. jurisdictions.

Liquidity and Capital Resources

      As of December 31, 2004, our cash in excess of short-term debt was $667 million, which reflects $686 million of cash and cash equivalents less $19 million from the current portion of our capitalized lease obligations. As of December 31, 2004, our long-term debt was $417 million, which consists of $410 million of convertible subordinated notes due in 2009 and $7 million from the non-current portion of our capitalized lease obligations.

      Net cash provided by operating activities was $40 million for the three months ended December 31, 2004 and 2003. In the current year quarter, we had lower cash outflows used for operations as a result of actions taken to reduce our cost structure, an increase of $10 million in dividends received from our Silicon Manufacturing Partners Pte Ltd. joint venture and $7 million in lower bonus payments. These cash improvements were offset by lower cash collections from sales in the current quarter as sales declined and days sales outstanding deteriorated and a $4 million increase in cash payments for restructuring and related activities.

      Net cash used by investing activities was $15 million for the three months ended December 31, 2004 compared to $14 million for the three months ended December 31, 2003. The increase in cash used by investing activities in the current quarter is due to an increase of $10 million in capital expenditures, partially offset by an $8 million increase in cash returned to us that had been held in trust and a $1 million increase in proceeds from the sale or disposal of property, plant and equipment.

      Net cash used by financing activities was $118 million for the three months ended December 31, 2004, compared to $14 million for the three months ended December 31, 2003. The increase in cash used by financing activities in the current quarter is mainly due to the $122 million repayment of the accounts receivable securitization facility compared to $19 million of repayments in the prior year quarter. In addition, we had a decrease of $5 million in net proceeds from the issuance of common stock under our employee stock plans in the current quarter, offset partially by $4 million in lower payments on our capital lease obligations.

      Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations will be sufficient to meet our projected cash requirements for at least the next 12 months.

Recent Pronouncements

      In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are in the process of evaluating the impact that adoption of SFAS 151 could have but we do not anticipate that such impact will be significant to our financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects of and additional disclosure regarding the cash flow impacts of share-based payment arrangements. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows; however, following adoption, we expect to record substantial non-cash stock compensation expenses that will have a significant, adverse effect on our results of operations.

      In October 2004, President Bush signed into law the American Jobs Creation Act of 2004, or AJCA. In response to the AJCA, in December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” or FSP 109-1 and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or FSP 109-2. FSP 109-1 clarifies that the manufacturer's deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We currently do not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the AJCA on companies' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions nor have we determined the related range of income tax effects of such repatriation. We expect to complete that evaluation by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

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

      While we hedge certain foreign currency transactions, any decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies. The majority of our sales are denominated in U.S. dollars.

Forward-Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” “believes,” “seeks,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Factors Affecting Our Future Performance

      The following factors, which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, could affect our future performance and the price of our stock.

•	Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

•	If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be adversely affected.

•	The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in reduced revenue.

•	Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

•	If we do not achieve adequate manufacturing utilization, yields or volumes or sufficient product reliability, our gross margins will be reduced.

•	Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

•	A joint venture and other third parties manufacture some of our products for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

•	Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in reduced revenues or increased expenses.

•	We are expanding, and may seek in the future to expand, into new areas, and if we are not successful, our results of operations may be adversely affected.

•	We are upgrading our enterprise financial management system, and it is possible that we may have a defect in the design of the system that may result in the generation of incorrect financial information, an adverse impact on the processing of customer orders or some other adverse impact on our business.

•	A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

•	We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from the sale of our integrated circuits products.

•	If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our results of operations may be adversely affected.

•	We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

•	We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

•	We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

•	If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

•	Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

•	The development and evolution of markets for our integrated circuits are dependent on factors over which we have no control. For example, if our customers adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. See Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional details.

Item 4. Controls and Procedures

      With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 6. Exhibits

Exhibits

      See Exhibit Index.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ JOHN W. GAMBLE, JR.
Date: February 4, 2005	John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350