Form 10-Q
period 2005-03-31
AGERE SYSTEMS INC
filed 2005-05-09
CIK 1129446

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 9, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-16397

AGERE SYSTEMS INC.

A Delaware Corporation	I.R.S. Employer No. 22-3746606

1110 American Parkway NE, Allentown, PA 18109

Telephone—610-712-1000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

      At April 30, 2005, 899,131,569 shares of Class A common stock and 907,994,888 shares of Class B common stock were outstanding.

AGERE SYSTEMS INC.
FORM 10-Q
For the quarterly period ended March 31, 2005
TABLE OF CONTENTS

PART I—Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$417	$462	$827	$978
Costs	263	254	537	539

Gross profit	154	208	290	439

Operating expenses:
Selling, general and administrative	60	70	115	146
Research and development	113	128	232	247
Amortization of acquired intangible assets	3	1	4	3
Purchased in-process research and development	55	—	55	13
Restructuring and other charges—net	4	7	18	54
(Gain) loss on sale of operating assets—net	(2)	1	(4)	—

Total operating expenses	233	207	420	463

Operating income (loss)	(79)	1	(130)	(24)
Other income—net	3	4	1	5
Interest expense	8	10	16	22

Loss before income taxes	(84)	(5)	(145)	(41)
(Benefit) provision for income taxes	(16)	(79)	(10)	(76)

Net income (loss)	$(68)	$74	$(135)	$35

Basic and diluted income (loss) per share information:
Net income (loss)	$(0.04)	$0.04	$(0.08)	$0.02

Weighted average shares outstanding—basic (in millions)	1,754	1,711	1,742	1,704

Weighted average shares outstanding—diluted (in millions)	1,754	1,734	1,742	1,727

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$675	$778
Cash held in trust	6	19
Trade receivables, less allowances of $3 as of March 31, 2005 and September 30, 2004	209	285
Inventories	123	150
Other current assets	40	41

Total current assets	1,053	1,273
Property, plant and equipment—net of accumulated depreciation and amortization of $1,465 as of March 31, 2005 and $1,453 as of September 30, 2004	577	682
Goodwill	196	119
Acquired intangible assets—net of accumulated amortization	11	6
Other assets	141	192

Total assets	$1,978	$2,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$178	$195
Payroll and related benefits	85	101
Short-term debt	16	147
Income taxes payable	202	218
Restructuring reserve	33	60
Deferred income	63	78
Other current liabilities	55	67

Total current liabilities	632	866
Pension and postretirement benefits	444	485
Long-term debt	415	420
Other liabilities	72	80

Total liabilities	1,563	1,851

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 898,411,771 shares issued and outstanding as of March 31, 2005 after deducting 4,281 shares in treasury and 816,245,321 shares issued and outstanding as of September 30, 2004 after deducting 4,281 shares in treasury	9	8
Class B common stock, par value $0.01 per share, 5,000,000,000 shares authorized and 907,994,888 shares issued and outstanding as of March 31, 2005 and September 30, 2004, after deducting 105,112 shares in treasury	9	9
Additional paid-in capital	7,535	7,409
Accumulated deficit	(6,916)	(6,781)
Accumulated other comprehensive loss	(222)	(224)

Total stockholders' equity	415	421

Total liabilities and stockholders' equity	$1,978	$2,272

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(135)	$35
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157	112
Purchased in-process research and development	55	13
Restructuring and other charges—net of cash payments	(28)	11
Pension plan contributions	(40)	—
Provision for inventory write-downs	11	3
(Benefit) provision for deferred income taxes	(1)	(43)
Equity loss from investments	5	3
Dividends received from equity investments	41	40
Decrease in receivables	78	43
Decrease (increase) in inventories	16	(27)
Decrease in accounts payable	(17)	(54)
(Decrease) increase in payroll and benefit liabilities	(13)	4
Decrease in income taxes payable	(15)	(40)
Changes in other operating assets and liabilities	(30)	(15)
Other adjustments for non-cash items—net	(3)	(2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	81	83

INVESTING ACTIVITIES
Capital expenditures	(56)	(35)
Proceeds from the sale or disposal of property, plant and equipment	5	1
Acquisition of business, net of cash acquired	(26)	—
Proceeds from sales of investments	—	4
Decrease in cash designated as held in trust	13	5

NET CASH USED BY INVESTING ACTIVITIES	(64)	(25)

FINANCING ACTIVITIES
Proceeds from the issuance of stock—net of expense	10	27
Principal repayments on short-term debt	(122)	(27)
Principal repayments on long-term debt	(9)	(39)

NET CASH USED BY FINANCING ACTIVITIES	(121)	(39)

Effect of exchange rate changes on cash	1	—

Net (decrease) increase in cash and cash equivalents	(103)	19
Cash and cash equivalents at beginning of period	778	744

Cash and cash equivalents at end of period	$675	$763

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation

      Agere Systems Inc. (the “Company” or “Agere”) designs, develops, manufactures and sells integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Agere’s customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. The Company also generates revenue from the licensing of intellectual property.

Interim Financial Information

      These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2004. The condensed financial information as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year 2005 or any other future periods.

2. Stock Compensation Plans

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock compensation expense net of related taxes recorded under APB No. 25, which uses the intrinsic value method, was $0 for all periods presented.

      The following table illustrates the effect on net income (loss) and net income (loss) per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (“ESPP”):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss):
As reported	$(68)	$74	$(135)	$35
Less: Total stock-based employee compensation expense determined under SFAS 123 fair value method(1)	32	39	61	70

Pro forma	$(100)	$35	$(196)	$(35)

Basic and diluted income (loss) per share:
As reported	$(0.04)	$0.04	$(0.08)	$0.02
Pro forma	$(0.06)	$0.02	$(0.11)	$(0.02)

(1)	The pro forma stock-based employee compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      At March 31, 2005, awards relating to 261,693,778 Class A shares were outstanding. During the six months ended March 31, 2005 the Company granted stock options relating to 51,350,948 Class A shares under its stock option plans, primarily as part of its broad based annual grant program.

      As of March 31, 2005, 62,584,937 shares remained available for purchase under the ESPP. For the six months ended March 31, 2005, 5,463,466 shares were purchased under the ESPP.

3. Recent Pronouncements

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”). FAS 106-2 provides guidance on the effects of the Act. Based on this guidance, the Company has concluded that it will likely be eligible to receive a federal subsidy. Therefore, the Company expects the Act to have a financial effect and is in the process of calculating this effect. The evaluation is expected to be completed by the end of fiscal 2005.

      In October 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). In response to the AJCA, in December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer's deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company currently does not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the AJCA on companies' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Agere has not yet completed its evaluation of the impact of the repatriation provisions nor has it determined the related range of income tax effects of such repatriation. That evaluation is expected to be completed by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

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

      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

for such transactions using a fair-value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. As originally issued, SFAS 123R would have been effective for periods beginning after June 15, 2005 but this requirement was amended on April 14, 2005 by a new rule from the SEC that requires adoption of SFAS 123R by the first fiscal year beginning after June 15, 2005. This new rule delayed the Company's effective date for implementing SFAS 123R from July 1, 2005 to October 1, 2005. The Company is evaluating the impact of adopting SFAS 123R. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows; however, following adoption, the Company expects to record substantial non-cash stock compensation expense that will have a significant, adverse effect on its results of operations.

      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that an entity is required to recognize a liability for such an obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 will become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. The Company is evaluating the timing of its adoption of FIN 47 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

4. Restructuring and Other Charges—Net

      The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At March 31, 2005, the Company has restructuring reserves related to three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and included actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and to improve profitability. The third restructuring program was announced on September 29, 2004 and relates to the planned sale or closure of the Company's manufacturing facility in Orlando, Florida, by December 31, 2005.

      For the three and six months ended March 31, 2005, restructuring and other charges—net were $4 and $18, respectively. These amounts include restructuring and related expenses of $4 and $17, respectively, and expenses associated with the planned combination of classes of common stock of $0 and $1, respectively. For the three and six months ended March 31, 2004, restructuring and other charges—net were $7 and $54, respectively, and included asset retirement obligation charges of $1 and $32, respectively, and restructuring and related expenses of $6 and $22, respectively.

Asset Retirement Obligation

      In fiscal 2004, the Company recorded charges for an asset retirement obligation of $1 and $32 for the three and six months ended March 31, 2004, respectively, within restructuring and other charges—net. These charges relate to the decommissioning of the Company's former manufacturing facilities in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Allentown and Reading, Pennsylvania that is expected to be completed by end of fiscal 2005. The Company made cash payments towards this obligation of $3 and $7 during the three and six months ended March 31, 2005, respectively, and payments of $7 and $12 during the three and six months ended March 31, 2004, respectively. The remaining balance in the reserve is $1 and $20 as of March 31, 2005 and 2004, respectively, and is recorded in other current liabilities.

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

      Substantially all of the product lines eliminated by this restructuring program were part of the optoelectronic components business, which was sold and previously reported as discontinued operations.

      2004 Business Resizing

      On September 23, 2004, the Company announced a restructuring program to resize the business and improve profitability. As part of this program, the Company reduced its workforce by approximately 550 employees across the business, including administrative functions, sales, marketing, product development and manufacturing support, and exited the standalone wireless local area networking chipset business, the radio-frequency power transistor business, and all operations in the Netherlands.

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

Three and Six Months Ended March 31, 2005

      The following tables set forth the Company's restructuring reserve as of March 31, 2005, and the activity affecting the reserve for the three and six months ended March 31, 2005:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	December 31, 2004	Three Months Ended March 31, 2005			March 31, 2005
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$2	$—	$—	$1	$1
Facility lease terminations	18	1	—	2	17
Other charges	6	4	—	6	4

Total	$26	$5	$—	$9	$22

2004 Business Resizing
Workforce reductions	$9	$(1)	$—	$4	$4
Other charges	1	—	—	1	—

Total	$10	$(1)	$—	$5	$4

Closure of the Orlando Manufacturing Facility
Workforce reductions	$7	$—	$—	$—	$7

Grand Total	$43	$4	$—	$14	$33

	September 30, 2004	Six Months Ended March 31, 2005			March 31, 2005
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations	20	1	—	4	17
Other charges	6	8	—	10	4
Asset impairments	—	4	4	—	—

Total	$31	$13	$4	$18	$22

2004 Business Resizing
Workforce reductions	$21	$3	$2	$18	$4
Other charges	2	—	—	2	—
Asset Impairments	—	1	1	—	—

Total	$23	$4	$3	$20	$4

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$—	$(1)	$—	$7

Grand Total	$60	$17	$6	$38	$33

2001 Manufacturing Rationalization and Resizing

      Facility Lease Terminations, Other Charges, and Asset Impairments

      The Company recorded charges for facility lease terminations, asset impairments and other charges of $5 and $13 for the three and six months ended March 31, 2005, respectively. The charges of $5 for the three months ended March 31, 2005 include $4 primarily for the relocation of employees and an adjustment of $1 for facility lease termination costs as sublease income was lower than anticipated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Charges for the six months ended March 31, 2005 include $8 primarily for the relocation of employees and equipment and $1 related to estimated facility lease termination costs. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore during the six months ended March 31, 2005.

2004 Business Resizing

      Workforce Reductions

      During the three months ended March 31, 2005, the Company recorded a reversal of $1 for charges related to workforce reductions as estimates related to separation payments were revised. For the six months ended March 31, 2005, the Company recorded net charges of $3, relating to an additional workforce reduction of approximately 50 management employees. The charge included $1 of cash charges and $2 of non-cash charges. The cash charges of $1 are principally related to termination benefits related to the workforce reductions and the $2 of non-cash charges are principally related to special pension benefits to be paid from the Company's pension fund.

      Asset Impairments

      The Company recorded $1 of non-cash asset impairment charges during the six months ended March 31, 2005.

Closure of the Orlando Manufacturing Facility

      Workforce Reductions

      During the three and six months ended March 31, 2005, the Company recorded net restructuring charges of $0 relating to workforce reductions. In the six months ended March 31, 2005 the Company recorded an additional cash charge of $1 offset by a reversal of a non-cash charge of $1. The additional cash charge of $1 relates to termination benefits for the workforce reduction of approximately 160 management and 390 represented employees. The reversal of a non-cash charge of $1 is the result of the Company's revised estimate of costs related to special pension benefits that will be paid to employees.

Restructuring Reserve Balances as of March 31, 2005

2001 Manufacturing Rationalization and Resizing

      The Company anticipates the $1 restructuring reserve relating to workforce reductions as of March 31, 2005 will be paid by the end of fiscal 2005. The $17 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $4 for other charges is expected to be paid as follows: $1 in contract terminations will be paid in fiscal 2005 and $3 for asset decommissioning will be paid primarily during fiscal 2005.

2004 Business Resizing

      The Company anticipates the $4 restructuring reserve relating to workforce reductions will be paid by the end of fiscal 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three and Six Months Ended March 31, 2004

      The following tables set forth the Company’s restructuring reserve as of March 31, 2004, and the activity affecting the reserve for the three and six months ended March 31, 2004:

	December 31, 2003	Three Months Ended March 31, 2004			March 31, 2004
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$8	$2	$—	$4	$6
Facility lease terminations	24	1	—	2	23
Other charges	11	3	—	5	9

Total	$43	$6	$—	$11	$38

	September 30, 2003	Six Months Ended March 31, 2004			March 31, 2004
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$11	$9	$—	$14	$6
Facility lease terminations	26	1	—	4	23
Other charges	10	12	—	13	9

Total	$47	$22	$—	$31	$38

      Workforce Reductions

      During the three and six months ended March 31, 2004, the Company recorded restructuring charges of $2 and $9, respectively, related to additional domestic and international workforce reductions of approximately 7 and 42 employees, respectively, and revisions of prior cost estimates.

      Facility Lease Terminations and Other Charges

      The Company recorded restructuring and related charges of $4 and $13 in the three and six months ended March 31, 2004, respectively. The charge of $4 for the three months ended March 31, 2004 includes $1 for facility lease terminations and $3 for the relocation of employees and equipment. Included in the charge of $13 for the six months ended March, 31 2004 are $1 for facility lease terminations, $4 for asset decommissioning and $8 for relocation of employees and equipment.

5. Acquisition of Modem-Art Ltd.

       On March 8, 2005, the Company acquired Modem-Art Ltd. (“Modem-Art”) to accelerate the delivery of advanced third generation (“3G”)/Universal Mobile Telecommunications System (“UMTS”) communications products to market, to integrate additional functionality into the Company’s existing mobile phone technologies and to leverage the experience of Modem-Art’s development team. Modem-Art was a developer of advanced processor technology for 3G/UMTS mobile phones. The Company acquired Modem-Art for $144 by issuing 70,331,696 shares of Class A common stock valued at $113 based on a $1.61 share price and paying $31 cash in exchange for all the outstanding shares of Modem-Art. Of the shares issued, 13,359,954 shares were placed in escrow to satisfy claims, if any, for breaches

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

of representations and warranties under the merger agreement and 5,083,084 shares were placed in escrow to satisfy potential tax liabilities of some of the selling shareholders in connection with their sale of Modem-Art shares. If such shares are not needed to satisfy any claims made or to satisfy a tax liability, these shares will be released to the sellers on the first anniversary of the acquisition, or if earlier, upon the receipt of a tax exemption certificate.

      The acquisition of Modem-Art was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on the fair market values. The consolidated financial statements include the results of operations for Modem-Art from the date of acquisition. The preliminary allocation of the purchase price by major balance sheet item is provided below. The final allocation of the purchase price is contingent on the revision of estimates. The Company does not expect the final allocation to differ materially from the preliminary allocation.

Current assets	$5
Goodwill	77
In-process research and development	55
Acquired intangible assets	9
Current liabilities	(2)

Total	$144

      The acquired intangible asset consists of a non-competition agreement restricting eight Modem-Art employees from engaging in non-Agere interests or business in the 3G industry, which will be amortized over two years, the period of the agreement.

      Of the $144 purchase price, $55 represents the fair value of acquired in-process research and development which had not yet reached technological feasibility and had no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development projects are a 3G single-mode chipset (“Single-Mode”), a variant of the single-mode chipset, which when combined with Agere's 2.5G chipsets and software can fulfill the requirements of 3G/UMTS (“Dual-Mode”) and a chipset employing High Speed Downlink Packet Access (“HSDPA”) technology, which supports high speed data transmission from base stations to mobile phones. The fair value of these projects was determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. The Company used the following discount rates, which reflect the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

Project	Discount rate

Single-Mode	30%
Dual-Mode	35%
HSDPA	40%

      The goodwill of $77 includes future technology beyond the in-process technologies, such as the second release of HSDPA, a knowledgeable and experienced workforce, and a time-to-market or defensive strategy. The goodwill has been assigned to the Consumer Enterprise segment. The company is in the process of evaluating the deductibility of goodwill for U.S. federal income tax purposes.

6. Supplemental Financial Information

Statement of Operations Information

      The Company recorded increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

activities. Such increased depreciation amounted to $29 and $64 for the three and six months ended March 31, 2005, respectively, all of which is recorded in costs. The Company recorded increased depreciation of $5 for the six months ended March 31, 2004, all of which is recorded in costs. There was no increased depreciation for the three months ended March 31, 2004. This additional depreciation is reflected in net income (loss) and resulted in an increase of $0.02 and $0.04 in the per share net loss for the three and six months ended March 31, 2005, respectively, and resulted in no change in the per share net income for the six months ended March 31, 2004.

      For the three months ended March 31, 2005, the Company recorded a benefit for income taxes of $16 on a pre-tax loss of $84, yielding an effective tax rate of 19.0%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the three months ended March 31, 2004, the Company recorded a benefit for income taxes of $79 on a pre-tax loss of $5. The effective rate differs significantly from the statutory rate due to the reversal of tax and interest contingencies resulting from the settlement of certain prior year tax audits, the recording of a full valuation allowance against U.S. net deferred tax assets, and the provision for taxes in non-U.S. jurisdictions. A benefit of $82 recorded in the quarter relates to a favorable settlement with Lucent Technologies Inc. (“Lucent”), regarding various tax audit issues covered by the Company’s tax sharing agreement with Lucent. The settlement covers periods when the Company operated as either a division of AT&T Corp. (“AT&T”) or Lucent.

      For the six months ended March 31, 2005, the Company recorded a benefit for income taxes of $10 on a pre-tax loss of $145, yielding an effective tax rate of 6.9%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the six months ended March 31, 2004, the Company recorded a benefit for income taxes of $76 on a pre-tax loss of $41, yielding an effective tax rate of 185.4%. This rate differs significantly from the statutory rate due to recording a reversal of tax and interest contingencies of $82 for audit settlements related to tax years the Company operated as a division of AT&T or Lucent, the recording of a full valuation allowance against U.S. net deferred tax assets, the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze, Inc. and the provision for taxes in non-U.S. jurisdictions.

Balance Sheet Information

	March 31, 2005	September 30, 2004

Inventories:
Finished goods	$42	$51
Work in process	74	92
Raw materials	7	7

Inventories	$123	$150

      Cash held in trust of $6 at March 31, 2005 primarily consists of an amount in escrow to satisfy a litigation judgment that is currently under appeal. At September 30, 2004, cash held in trust of $19 primarily supported obligations of the Company’s captive insurance company.

Cash Flow Information

      As part of the consideration in the acquisition of Modem-Art, the Company issued 70,331,696 shares of Class A common stock valued at $113.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

7. Investment in Silicon Manufacturing Partners—a Related Party

      The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from unilaterally taking significant action in the management of SMP due to Chartered Semiconductor’s participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not shared in the same ratio as equity ownership. The Company has an agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s facility. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers. The Company’s investment in SMP was $89 and $135 as of March 31, 2005 and September 30, 2004, respectively, and was recorded in other assets.

      For the three and six months ended March 31, 2005, the Company recognized equity losses of $0 and $5 from SMP, respectively, recorded in other income—net. For the three and six months ended March 31, 2004, the Company recognized equity losses of $0 and $3 from SMP, respectively, recorded in other income—net. The Company received dividends of $11 and $41 from SMP for the three and six months ended March 31, 2005, respectively. The Company received dividends of $20 and $40 from SMP for the three and six months ended March 31, 2004, respectively.

      SMP reported a net loss of $9 and $24 for the three and six months ended March 31, 2005, respectively, and net income of $12 and $24, in the corresponding prior year periods. As of March 31, 2005, SMP reported total assets of $189 and total liabilities of $21 compared to total assets of $262 and total liabilities of $22 as of September 30, 2004.

      The Company purchased $32 and $59 of inventory from SMP for the three and six months ended March 31, 2005, respectively, and $37 and $73 for the corresponding prior year periods. At March 31, 2005 and September 30, 2004, the amount of inventory on hand that was purchased from SMP was $8 and $25, respectively. At March 31, 2005 and September 30, 2004, amounts payable to SMP were $22 and $21, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for the six months ended March 31, 2005 for Agere.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

8. Comprehensive Income (Loss)

      Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net income (loss)	$(68)	$74	$(135)	$35
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	2	—
Unrealized gain on cash flow hedges	—	1	—	2

Total comprehensive income (loss)	$(66)	$75	$(133)	$37

      The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gain on cash flow hedges is related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee.

9. Income (Loss) Per Common Share

      Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three months ended March 31, 2005, 123,960,695 potential common shares related to convertible notes, 5,730,794 of potential common shares related to outstanding stock options, and 96,977 potential common shares related to restricted stock units have been excluded from the diluted loss per share calculation. As a result of the net loss reported for the six months ended March 31, 2005, 123,960,695 potential common shares related to convertible notes, 4,455,415 of potential common shares related to outstanding stock options, and 14,537 potential common shares related to restricted stock units have been excluded from the diluted loss per share calculation. The 123,960,695 potential common shares related to convertible notes have also been excluded from the diluted per share calculations for the three and six months ended March 31, 2004 because their effect would be anti-dilutive. For the three months ended March 31, 2004, 23,028,979 potential common shares related to outstanding stock options have been included in the diluted per share calculations. For the six months ended March 31, 2004, 22,857,804 and 10,310 potential common shares related to outstanding stock options and restricted stock units, respectively, have been included in the diluted per share calculations.

10. Benefit Obligations

      The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual Company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Management employees hired after January 1, 1999 are not entitled to Company paid benefits under the postretirement benefit plan. The Company also has pension plans covering certain international employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Net Periodic Benefit Cost

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$3	$—	$5	$—
Interest cost	18	4	18	5
Expected return on plan assets	(22)	(1)	(22)	(1)
Recognized net actuarial loss	1	—	—	—
Amortization of prior service cost	—	—	1	2

Net periodic benefit cost	$—	$3	$2	$6

	Six Months Ended March 31, 2005		Six Months Ended March 31, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$7	$—	$10	$1
Interest cost	37	8	36	10
Expected return on plan assets	(44)	(2)	(44)	(2)
Recognized net actuarial loss	1	—	—	—
Amortization of prior service cost	—	—	1	5

Net periodic benefit cost	$1	$6	$3	$14

      The Company voluntarily contributed $27 and $40 in cash to the pension plan for represented employees during the three and six months ended March 31, 2005, respectively. Although not required, the Company may make approximately $35 of additional cash contributions to the pension plan for represented employees during the remainder of fiscal 2005.

11. Intangible Assets

      The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table reflects the company’s goodwill by segment:

	March 31, 2005	September 30, 2004

Unamortized intangible assets:
Goodwill:
Consumer Enterprise segment(1)	$188	$111
Telecommunications segment	8	8

Goodwill	$196	$119

(1)	During fiscal 2005 the Company recorded $77 of goodwill in the Consumer Enterprise segment due to the acquisition of Modem-Art.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      The following table reflects the other acquired intangible assets by major class and the related accumulated amortization. These other acquired intangible assets are assiged to the Consumer Enterprise segment.

	March 31, 2005			September 30, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Existing Technology	$34	$32	$2	$34	$28	$6
Non-competition agreements(1)	9	—	9	—	—	—

Acquired Intangible Assets	$43	$32	$11	$34	$28	$6

(1)	During fiscal 2005 the Company recorded $9 for a non-competition agreement in the Consumer Enterprise segment due to the acquisition of Modem-Art.

      Intangible asset amortization expense for the three and six months ended March 31, 2005 was $3 and $4, respectively. Intangible asset amortization expense for the three and six months ended March 31, 2004 was $1 and $3, respectively. Intangible asset amortization expense for the remainder of fiscal 2005 is estimated to be $2. The amortization for future fiscal years is estimated to be $5 for fiscal 2006, $3 for 2007 and $1 for 2008.

12. Debt

      The following table reflects the components of short-term and long-term debt:

	March 31, 2005	September 30, 2004
Short-term debt:
Short-term portion of capitalized leases	$16	$25
Accounts receivable securitization(1)	—	122

Short-term debt	$16	$147

Long-term debt:
Convertible subordinated notes	$410	$410
Long-term portion of capitalized leases	5	10

Long-term debt	$415	$420

(1)	The accounts receivable securitization facility expired on October 1, 2004 and the $122 of outstanding borrowings was repaid on that date.

13. Segment Information

      The Company is organized into four operating segments: Storage, Mobility, Enterprise and Networking, and Telecommunications. The Storage, Mobility, and Enterprise and Networking operating segments represent one reportable segment, Consumer Enterprise. The Telecommunications segment represents the other reportable segment. Storage provides integrated circuit solutions for hard disk drives and other computing and consumer electronics that require high capacity storage. Mobility provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets the data networking equipment market and provides solutions for consumer communications applications. The Telecommunications segment provides integrated circuit solutions for wireless and wireline telecommunications infrastructure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had four operating segments at March 31, 2005, under the aggregation criteria set forth in SFAS 131, the Company has two reportable segments, Consumer Enterprise and Telecommunications.

      Each operating segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is segment gross margin, which excludes restructuring related charges included in costs, primarily increased depreciation. The Company’s primary segment financial measure excludes operating expenses, interest income or expense, other income or expense, and income taxes. The Company does not identify or allocate assets by operating segment.

      The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. The Company also generates revenue from the licensing of intellectual property. Each operating segment includes revenue from the sale of integrated circuits and the licensing of intellectual property related to that segment. There were no inter-segment sales.

Reportable Segments

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Consumer Enterprise segment:
Storage	$150	$171	$316	$347
Mobility	89	96	172	242
Enterprise and Networking	113	132	217	266

Consumer Enterprise segment	352	399	705	855
Telecommunications segment	65	63	122	123

Total	$417	$462	$827	$978

Gross margin (excluding restructuring related charges included in costs):
Consumer Enterprise segment	$137	$164	$277	$358
Telecommunications segment	46	45	88	88

Total	183	209	365	446
Reconciling Item:
Deduct: Restructuring related charges included in costs	29	1	75	7

Gross margin	$154	$208	$290	$439

14. Financial Guarantees

      Two real estate leases were assigned in connection with the sale of the Company’s wireless local area networking equipment business. The Company remains secondarily liable for the remaining lease

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

payments in the event of a default. The maximum potential amount of future payments for which the Company could be liable is $4 as of March 31, 2005. The initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” are required only on a prospective basis for guarantees issued or modified after December 31, 2002. No liability is recorded as of March 31, 2005, because the Company entered into the guarantee prior to December 31, 2002 and believes it is unlikely that it would be required to make any payments related to these obligations.

      The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of March 31, 2005 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

      The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Balance as of beginning of period	$5	$2	$3	$3
Accruals for new and pre-existing warranties—net (including changes in estimates)	(1)	2	2	1
Settlements made (in cash or in kind) during the period	—	(1)	(1)	(1)

Balance as of end of period	$4	$3	$4	$3

15. Commitments and Contingencies

      In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at March 31, 2005, would not be material to the annual consolidated financial statements.

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

16. Subsequent Event

      On April 26, 2005, the Company announced plans to combine its two classes of common stock into one class and to execute a 1 for 10 reverse stock split. The effective date for these transactions is expected to be Friday, May 27, 2005, making the first day of trading under the new share structure May 31, 2005. The pro forma basic and diluted net loss per share for the three and six months ended March 31, 2005 is $0.38 per share and $0.77 per share, respectively. The pro forma basic and diluted net income per share for the three and six months ended March 31, 2004 is $0.43 per share and $0.20 per share, respectively.

      The following table reflects pro forma balance sheet information as if the combination and reverse stock split was effected on March 31, 2005.

	March 31, 2005	September 30, 2004
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	$—	$—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 180,640,666 shares issued and outstanding as of March 31, 2005 after deducting 10,939 shares in treasury and 172,424,021 shares issued and outstanding as of September 30, 2004 after deducting 10,939 shares in treasury	2	2
Additional paid-in capital	7,551	7,424
Accumulated deficit	(6,916)	(6,781)
Accumulated other comprehensive loss	(222)	(224)

Total stockholders’ equity	$415	$421

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended March 31, 2005 and 2004 and the notes thereto. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

      We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. We also generate revenue from the licensing of intellectual property.

      Our business is organized into operating segments that focus on four key markets: Storage, Mobility, Enterprise and Networking, and Telecommunications. We have two reportable segments, Consumer Enterprise and Telecommunications. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer Enterprise segment includes the Storage, Mobility and Enterprise and Networking operating segments. Storage targets computing and consumer electronics that need high capacity storage and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets the data networking equipment market and provides solutions for consumer communications applications. The Telecommunications segment targets the telecommunications network equipment market and provides integrated circuit solutions for wireless and wireline infrastructure.

      On March 8, 2005, we acquired Modem-Art Ltd., a privately held developer of advanced processor technology for third generation or 3G/Universal Mobile Telecommunications System or UMTS mobile phones for $144 million in class A common stock and cash. This acquisition complements our existing mobile phone products, and enhances our ability to address the rapidly evolving cellular technologies with integrated chips and software for today's 3G market and widely anticipated future demand for High Speed Downlink Packet Access, or HSDPA technology.

      On April 26, 2005 we announced plans to combine our two classes of common stock into one class and to execute a 1 for 10 reverse stock split. The effective date for these transactions is expected to be Friday, May 27, 2005, making the first day of trading under the new share structure May 31, 2005.

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

      In mid-2004, we began experiencing reduced demand from some of our larger customers due to lower demand levels from their customers. As anticipated, the reduction in demand culminated in lower revenues. While the overall semiconductor industry began experiencing demand softness, we were particularly impacted by the sales of custom integrated circuit solutions used in mobile phones based on the 3G standard to one customer. Sales of our custom 3G solution have decreased sequentially since the third quarter of fiscal 2004. We expect sales of our custom 3G solution to be significantly lower in 2005 than our revenue from such sales in fiscal 2004. In the quarter ended March 31, 2005, sales of custom 3G chipsets were $13 million. As of March 31, 2005, we had $4 million of custom 3G inventory on hand.

      As a result of the industry softness we began to experience in mid-2004, we initiated additional restructuring programs in September 2004 to further reduce our costs. These restructuring programs include the planned closure of our Orlando, Florida manufacturing facility, a reduction in the number of employees across the business, and the exit from our standalone wireless local area networking chipset business, our radio frequency power transistor business and all operations in the Netherlands. These restructuring activities are being executed as we anticipated and we are on track to cease manufacturing operations at the Orlando facility by December 31, 2005. Once the Orlando manufacturing facility is closed, we will be more reliant on third-party contract manufacturers to make integrated circuits for us. We refer to this manufacturing strategy as our “fab-lite” strategy and believe this will lead to lower capital expenditures, fixed costs and process development expenses than if we continued to invest in new manufacturing facilities.

      We continue to anticipate gross margin as a percent of revenue to be lower in fiscal 2005 than in fiscal 2004 due primarily to the increased depreciation related to the planned closure of the Orlando facility, however, we believe the restructuring activities we have taken will lower our overall expense structure and breakeven point while improving operating income and gross margin. This quarter, our revenue increased $7 million from $410 million in the prior quarter to $417 million.

Restructuring and Decommissioning Activities

      We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. At March 31, 2005, we have restructuring reserves related to three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

      Our second restructuring program was announced on September 23, 2004 and consists of a further resizing of our business to align the cost structure with revenue projections. As part of this program, we reduced our workforce by approximately 550 employees across the business, including administrative functions, sales, marketing, product development and manufacturing support, and exited our standalone wireless local area networking chipset, or WiFi business, our radio-frequency power transistor, or RF power business, and all operations in the Netherlands. We expect to save approximately $80 million annually from this program.

      Our third restructuring program was announced on September 29, 2004 and relates to the closure of our Orlando wafer manufacturing facility. We will cease operations at that facility by the end of December 2005, if we are unable to find an acceptable buyer for the facility prior to that date. Approximately 600 people are currently employed at the facility, the majority of which are expected to be off roll no later than March 31, 2006. The amount we save from this action depends, among other things, on the level of utilization at the facility prior to its closure; however, we currently estimate that we will save approximately $50 million in fiscal 2006, the year of closure, which excludes the costs to close the facility.

      As a result of our restructuring activities, we recorded charges of $4 million and $17 million for the three and six months ended March 31, 2005, respectively, classified within restructuring and other charges—net. The net charges for the three months ended March 31, 2005 are comprised of $4 million primarily for the relocation of employees and $1 million related to facility lease terminations, offset by a reversal of $1 million for charges related to workforce reductions as estimates related to separation payments were revised. The net charges for the six months ended March 31, 2005 are comprised of $3 million of net charges related to workforce reductions, $1 million related to facility lease terminations, $9 million of other charges related primarily to asset impairments and relocation of employees and equipment and $4 million of non-cash charges related to the impairment of assets related to our Singapore operations. In addition, within gross margin we recorded $29 million and $75 million of restructuring related charges for the three and six months ended March 31, 2005, respectively, of which $29 million and $64 million, respectively, resulted from increased depreciation, and $0 million and $11 million, respectively, is related to inventory and purchase commitment charges. The increased depreciation is due to the shortening of the estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges are the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

      As a result of our restructuring activities, we recorded $1 million and $32 million for the three and six months ended March 31, 2004, respectively, for the decommissioning of our Reading and Allentown former manufacturing facilities. We recorded $6 million and $22 million for the three and six months ended March 31, 2004, respectively, for net restructuring and related charges, classified within restructuring and other charges—net. In addition, within gross margin, we recorded $1 million and $7 million of restructuring related charges during the three and six months ended March 31, 2004, respectively, of which $0 million and $5 million, respectively, resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions.

      To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $8 million in additional cash charges during fiscal 2005, related primarily to the relocation of employees. We also estimate that we will spend an additional $6 million for capital expenditures primarily related to the decommissioning of our former manufacturing facility in Allentown through the first quarter of fiscal 2006. To complete the business resizing announced on September 23, 2004, we estimate that we will pay approximately $7 million evenly over the third and fourth quarters of fiscal 2005 related to inventory and purchase commitments associated with the exit of our WiFi business that was previously recorded within gross margin in the first quarter of fiscal 2005. To complete our exit from manufacturing operations at our Orlando facility if we are unable to sell it, we estimate that we will incur approximately $46 million in additional cash charges, $43 million of which relates to shutdown costs for the facility. We expect to pay approximately $29 million in fiscal 2006, $14 million in fiscal 2007, and the balance of $3 million representing other miscellaneous costs, by the end of the first quarter in fiscal 2006. We also expect to incur additional non-cash charges related to the Orlando closure of $28 million per quarter in each of the next three quarters, for a total of $84 million, which is principally increased depreciation. This increased depreciation is approximately $7 million less per quarter than previously expected due to an increase in the estimated salvage value of Orlando assets. We will use cash on hand and cash generated from future operations to fund the additional cash charges related to the restructuring activities.

      We expect our future cash requirements to complete all of our current restructuring programs will be approximately $101 million. This amount includes amounts in the restructuring reserve at March 31, 2005 and the estimated future cash charges and payments mentioned above.

Results of Operations

      Three months ended March 31, 2005 compared to the three months ended March 31, 2004

      The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Three Months Ended March 31,		Change
	2005	2004	$	%
	(Dollars in Millions)

Revenue by Segment:
Consumer Enterprise segment:
Storage	$150	$171	$(21)	(12)%
Mobility	89	96	(7)	(7)
Enterprise and Networking	113	132	(19)	(14)

Consumer Enterprise segment	352	399	(47)	(12)
Telecommunications segment	65	63	2	3

Total Revenue	$417	$462	$(45)	(10)%

      Revenue. Revenue decreased 10% or $45 million, for the three months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue of $378 million for the three months ended March 31, 2005 declined $61 million from the three months ended March 31, 2004, and revenue from the licensing of intellectual property of $39 million increased $16 million compared to the three months ended March 31, 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

      In the Consumer Enterprise segment, revenue decreased 12% or $47 million, for the second quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $323 million for the second quarter of fiscal 2005, a $58 million decrease from $381 million for the second quarter of fiscal 2004. Revenue from the licensing of intellectual property was $29 million for the second quarter of fiscal 2005, an $11 million increase from $18 million for the second quarter of fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

      In Storage, revenue decreased 12% or $21 million, for the three months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $139 million for the three months ended March 31, 2005, a $25 million decrease from $164 million for the three months ended March 31, 2004. Revenue from the licensing of intellectual property was $11 million for the three months ended March 31, 2005, a $4 million increase from $7 million for the three months ended March 31, 2004. The product revenue decrease was driven by volume decreases in read channels, disk controllers and motor controllers as they reached the mature stage of the product life cycle. Additionally, we experienced pricing pressures in our system-on-a-chip solutions for hard disk drives. These decreases were partially offset by increased volume in pre-amplifiers we began to ramp new products.

      In Mobility, revenue decreased 7% or $7 million, for the three months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $81 million for the three months ended March 31, 2005, an $11 million decrease from $92 million for the three months ended March 31, 2004. Revenue from the licensing of intellectual property was $8 million for the three months ended March 31, 2005, a $4 million increase from $4 million for the three months ended March 31, 2004. The product revenue decrease was driven by pricing pressures across all applications and a $9 million decrease in wireless local area networking chipset sales following our September 2004 decision to exit this business. These decreases were partially offset by an increase in volume of our chipsets that support General Packet Radio Service or GPRS.

      In Enterprise and Networking, revenue decreased 14% or $19 million, for the three months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $103 million for the three months ended March 31, 2005, a $22 million decrease from $125 million for the three months ended March 31, 2004. Revenue from the licensing of intellectual property was $10 million for the three months ended March 31, 2005, a $3 million increase from $7 million for the three months ended March 31, 2004. The decrease in product revenue was primarily attributable to product mix as we sold more lower-priced integrated circuit solutions as a percentage of revenue compared to the same quarter in the prior fiscal year, and to a lesser extent, pricing pressures across most product applications. These decreases were partially offset by increased volumes of our satellite radio chipset solutions.

      In the Telecommunications segment, revenue increased 3% or $2 million, for the second quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $55 million for the second quarter of fiscal 2005, a $3 million decrease from $58 million for the second quarter of fiscal 2004. Revenue from the licensing of intellectual property was $10 million for the three months ended March 31, 2005, a $5 million increase from $5 million for the three months ended March 31, 2004. The segment experienced volume decreases in digital signal processors, aggregation, physical layer devices and switching fabrics. Additionally we experienced price declines throughout most applications. These decreases were partially offset by product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the second quarter of fiscal 2004.

      Costs and gross margin. Costs were $263 million in the second quarter of fiscal 2005, an increase of 4% or $9 million, from $254 million in the prior year quarter. Gross margin as a percent of revenue decreased 8.1 percentage points to 36.9% in the second quarter of fiscal 2005 from 45.0% in the second quarter of fiscal 2004. The decrease in gross margin percentage is primarily related to overall price declines in the sale of integrated circuits in each operating segment, and to a lesser extent the increase of $28 million for restructuring related costs from $1 million in the prior year quarter to $29 million in the current quarter related to the planned closing of our Orlando facility, and the lower capacity utilization in the current quarter. These decreases to gross margin percentage were partially offset by increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue, and improved pricing from our joint venture manufacturer.

      Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 13 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 38.9% in the second quarter of fiscal 2005, a decrease of 2.2 percentage points from 41.1% in the second quarter of fiscal 2004. The primary driver of the decrease in gross margin is the overall price declines throughout the segment, and to a lesser extent lower capacity utilization. Partially offsetting this decrease were improvements to margin driven by an increase in intellectual property revenue and improved pricing from our joint venture manufacturer. The segment gross margin for Telecommunications was 70.8% in the current quarter, a decrease of .6 percentage points from 71.4% in the prior year quarter. The primary driver of the decrease was price declines throughout most of the segment, offset by savings from restructuring programs announced in September 2004 and a higher percentage of total revenue from the licensing of intellectual property.

      Selling, general and administrative. Selling, general and administrative expenses decreased 14% or $10 million, to $60 million for the three months ended March 31, 2005 from $70 million for the three months ended March 31, 2004. The decrease is due to lower salary, benefit and other expenses throughout all corporate support areas due to the cost saving initiatives implemented through our restructuring programs, partially offset by higher bad debt expense.

      Research and development. Research and development expenses decreased 12% or $15 million, to $113 million for the three months ended March 31, 2005 from $128 million for the three months ended March 31, 2004. The reduction was driven by cost saving initiatives implemented through our restructuring programs, including $5 million of reduced design expenses for telecommunications applications, $5 million resulting from the decision to exit the wireless local area networking chipset business and decreases in design platform, information technology and test center expenses. These decreases were partially offset by increases in design expenses for storage and ethernet applications.

      Purchased in-process research and development. Purchased in-process research and development for the three months ended March 31, 2005 was $55 million due to our acquisition of Modem-Art.

There was no purchased in-process research and development for the three months ended March 31, 2004. See “Purchased In-Process Research and Development” for additional details.

      Restructuring and other charges—net. Net restructuring and other charges decreased 43% or $3 million to $4 million for the three months ended March 31, 2005 from $7 million for the three months ended March 31, 2004.

      Interest expense. Interest expense decreased 20% or $2 million, to $8 million for the three months ended March 31, 2005 from $10 million for the three months ended March 31, 2004. The decrease resulted primarily from the repayment of our accounts receivable securitization facility in October 2004.

      Provision for income taxes: For the three months ended March 31, 2005, we recorded a benefit for income taxes of $16 million on a pre-tax loss of $84 million, yielding an effective tax rate of 19.0%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 million for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the three months ended March 31, 2004, we recorded a benefit for income taxes of $79 million on a pre-tax loss of $5 million. The effective rate differs significantly from the statutory rate due to the reversal of tax and interest contingencies resulting from the settlement of certain prior year tax audits, the recording of a full valuation allowance against U.S. net deferred tax assets, and the provision for taxes in non-U.S. jurisdictions. A benefit of $82 million recorded in the quarter relates to a favorable settlement with Lucent Technologies Inc., regarding various tax audit issues covered by our tax sharing agreement with Lucent. The settlement covers periods when we operated as either a division of AT&T Corp. or Lucent.

      Six months ended March 31, 2005 compared to the six months ended March 31, 2004

      The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Six Months Ended March 31,		Change
	2005	2004	$	%
	(Dollars in Millions)

Revenue by Segment:
Consumer Enterprise segment:
Storage	$316	$347	$(31)	(9)%
Mobility	172	242	(70)	(29)
Enterprise and Networking	217	266	(49)	(18)

Consumer Enterprise segment	705	855	(150)	(18)
Telecommunications segment	122	123	(1)	(1)

Total Revenue	$827	$978	$(151)	(15)%

      Revenue. Revenue decreased 15% or $151 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue of $748 million for the six months ended March 31, 2005 declined $177 million from the six months ended March 31, 2004, and revenue from the licensing of intellectual property of $79 million increased $26 million compared to the six months ended March 31, 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

      In the Consumer Enterprise segment, revenue decreased 18% or $150 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $643 million for the six months ended March 31, 2005, a $171 million decrease from $814 million for the same period in fiscal 2004. Revenue from the licensing of intellectual property was $62 million for the six months ended March 31, 2005, a $21 million increase from $41 million for the same period in fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

      In Storage, revenue decreased 9% or $31 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $290 million for the six months ended March 31, 2005, a $43 million decrease from $333 million for the six months ended March 31, 2004. Revenue from the licensing of intellectual property was $26 million for the six months ended March 31, 2005, a $12 million increase from $14 million for the six months ended March 31, 2004. The product revenue decline was driven by pricing pressures across all applications, volume decreases in read channel, motor controllers and disk controllers as they reached the mature stage of the product life cycle, and volume decreases in pre-amplifiers as demand for older pre-amplifiers decreased, while sales of the newer pre-amplifiers began to ramp in the second quarter of fiscal 2005. These decreases were partially offset by revenue increases associated with product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the six months ended March 31, 2004.

      In Mobility, revenue decreased 29% or $70 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $155 million for the six months ended March 31, 2005, a $76 million decrease from $231 million for the six months ended March 31, 2004. Revenue from the licensing of intellectual property was $17 million for the six months ended March 31, 2005, a $6 million increase from $11 million for the six months ended March 31, 2004. The product revenue decrease was mainly driven by a $49 million decrease in sales of custom 3G chipsets. In addition, we had a $25 million revenue decrease due mainly to volume declines in wireless local area networking chipset sales following our September 2004 decision to exit this business. We also experienced pricing pressures for our chipsets that support GPRS, although this pressure was mostly offset by volume increases.

      In Enterprise and Networking, revenue decreased 18% or $49 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $198 million for the six months ended March 31, 2005, a $52 million decrease from $250 million for the six months ended March 31, 2004. Revenue from the licensing of intellectual property was $19 million for the six months ended March 31, 2005, a $3 million increase from $16 million for the six months ended March 31, 2004. The decrease in product revenue was primarily attributable to product mix as we sold more lower-priced integrated circuit solutions as a percentage of revenue compared to the same period in the prior fiscal year, pricing pressures across all product applications and volume decreases in mature printing and networking applications. These decreases were partially offset by volume increases in chipsets for satellite radio and client access solutions.

      In the Telecommunications segment, revenue decreased 1% or $1 million, for the six months ended March 31, 2005, compared to the same period in fiscal 2004. Product revenue was $105 million for the six months ended March 31, 2005, a $6 million decrease from $111 million for the six months ended March 31, 2004. Revenue from the licensing of intellectual property was $17 million for the six months ended March 31, 2005, a $5 million increase from $12 million for the six months ended March 31, 2004. The segment experienced volume decreases in aggregation, digital signal processors, physical layer devices and switching fabrics, and price declines throughout most applications. These decreases were mostly offset by product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the prior year period.

      Costs and gross margin. Costs were $537 million for the six months ended March 31, 2005, a decrease of $2 million, from $539 million in the six months ended March 31, 2004. Gross margin as a percent of revenue decreased 9.8 percentage points to 35.1% in the current period from 44.9% in the prior year period. The decrease in gross margin percentage is the result of an increase of $68 million from $7 million in the prior year period to $75 million in the current period for restructuring related costs, primarily related to the closing of our Orlando facility, and overall price declines for integrated circuits in each operating segment. These decreases to gross margin percentage were partially offset by increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue.

      Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 13 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 39.3% in the six months ended March 31, 2005, a decrease of 2.6 percentage points from 41.9% in the six months ended March 31, 2004. The primary driver of the decrease in gross margin is the overall price declines throughout the segment, partially offset by improvements to margin driven by an increase in intellectual property revenue. The segment gross margin for Telecommunications was 72.1% in the current period, an increase of .6 percentage points from 71.5% in the prior year period. Improvements were realized due to savings from restructuring programs announced in September 2004 and a higher percentage of total revenue from the licensing of intellectual property. Partially offsetting these increases to margin were price declines throughout most of the segment.

      Selling, general and administrative. Selling, general and administrative expenses decreased 21% or $31 million, to $115 million for the six months ended March 31, 2005 from $146 million for the six months ended March 31, 2004. The decrease is due to lower salary, benefit and other expenses throughout all corporate support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expenses. These decreases were partially offset by higher bad debt expense.

      Research and development. Research and development expenses decreased 6% or $15 million, to $232 million for the six months ended March 31, 2005 from $247 million for the six months ended March 31, 2004. The reduction was driven by cost saving initiatives implemented through our restructuring programs, including $9 million lower spending for design expenses for telecommunications applications, $5 million lower design and mask expenses resulting from the decision to exit the wireless local area networking chipset business, and lower design platform, information technology and test center expenses. These decreases were partially offset by increases in design and mask expenses for storage and ethernet applications.

      Purchased in-process research and development. Purchased in-process research and development increased $42 million to $55 million for the six months ended March 31, 2005 from $13 million for the six months ended March 31, 2004. The $55 million in the current period is due to our acquisition of Modem-Art and the $13 million for the same period in fiscal 2004 is due to our acquisition of TeraBlaze, Inc. See “Purchased In-Process Research and Development” for additional details.

      Restructuring and other charges—net. Net restructuring and other charges decreased 67% or $36 million to $18 million for the six months ended March 31, 2005 from $54 million for the six months ended March 31, 2004.

      Other income—net. Other income—net decreased by 80% or $4 million to $1 million for the six months ended March 31, 2005 from $5 million from the same period in fiscal 2004 due to a gain on the sale of an investment that was realized in the prior year period.

      Interest expense. Interest expense decreased 27% or $6 million, to $16 million for the six months ended March 31, 2005 from $22 million for the six months ended March 31, 2004. The reduction is primarily due to the repayment of our accounts receivable securitization facility in October 2004.

      Provision for income taxes: For the six months ended March 31, 2005, we recorded a benefit for income taxes of $10 million on a pre-tax loss of $145 million, yielding an effective tax rate of 6.9%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 million for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the six months ended March 31, 2004, we recorded a benefit for income taxes of $76 million on a pre-tax loss of $41 million, yielding an effective tax rate of 185.4%. This rate differs significantly from the statutory rate due to recording a reversal of tax and interest contingencies of $82 million for audit settlements related to tax years we operated as a division of AT&T or Lucent, the recording of a full valuation allowance against U.S. net deferred tax assets, the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze, and the provision for taxes in non-U.S. jurisdictions.

Liquidity and Capital Resources

      As of March 31, 2005, our cash in excess of short-term debt was $659 million, which reflects $675 million of cash and cash equivalents less $16 million from the current portion of our capitalized lease obligations. As of March 31, 2005, our long-term debt was $415 million, which consisted of $410 million of convertible subordinated notes due in 2009 and $5 million for the non-current portion of our capitalized lease obligations.

      Net cash provided by operating activities was $81 million for the six months ended March 31, 2005 or $2 million lower than the $83 million for the same period in fiscal 2004. The $2 million decrease in cash provided by operating activities was driven by lower cash collections from sales in the current period as sales declined and contributions of $40 million to our pension plans. These decreases were almost entirely offset by lower cash outflows for operations as a result of actions taken to reduce our cost structure.

      Net cash used by investing activities was $64 million for the six months ended March 31, 2005 compared to $25 million for the six months ended March 31, 2004. The $39 million increase in cash used by investing activities in the current period reflects a $26 million net outflow for the acquisition of Modem-Art, an increase of $21 million in capital expenditures, and a $4 million decrease in proceeds from the sale of investments. These increases to cash used by investing activities were partially offset by an $8 million increase in cash returned to us that had been held in trust and a $4 million increase in proceeds from the sale or disposal of property plant and equipment.

      Net cash used by financing activities was $121 million for the six months ended March 31, 2005 compared to $39 million for the six months ended March 31, 2004. The increase of $82 million in cash used by financing activities in the current period is mainly due to the $122 million repayment of the accounts receivable securitization facility in the current period compared to $27 million of repayments in the prior year period. In addition, we had a decrease of $17 million in net proceeds from the issuance of common stock under our employee stock plans in the current period versus the prior year period. These increases in cash used were partially offset by $30 million in lower payments on our capitalized lease obligations.

      Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Purchased In-process Research and Development

      On March 8, 2005, we acquired Modem-Art, a developer of advanced processor technology for 3G/UMTS mobile devices for $144 million. We issued Class A common stock valued at $113 million and paid $31 million in cash in exchange for all the outstanding shares of Modem-Art. On the date of acquisition, we expensed $55 million of the purchase price as in-process research and development. This represented the fair value of the technology we acquired which had not yet reached technological feasibility and had no alternative future use.

      At the date of acquisition, Modem-Art did not have any developed technology. Their projects underway are a 3G single-mode technology, a variant of the single-mode chipset, which when combined with our Agere 2.5G chipset and software can fulfill the requirements of dual-mode 3G/UMTS, and a chipset employing HSDPA technology, which supports high speed data transmission from base stations to mobile phones. The in-process research and development allocated to these projects was $12 million, $10 million and $33 million, respectively. These projects ranged from 10% to 90% complete at the time of acquisition and are expected to be completed during the period from the end of fiscal 2005 to fiscal 2007. Projected net cash flows attributable to these projects, assuming successful development, were discounted to net present value using discount rates of 30% for the single-mode project, 35% for the dual-mode project and 40% for the HSDPA project.

      The 3G single-mode chipset is intended to permit mobile handsets to operate on a 3G network only and will not have the capability to switch to cellular phone networks based on other technologies such as 2.5G when outside of a 3G/UMTS network range. We believe there will be few stand-alone markets for 3G networks because we expect telecommunications carriers to support multiple phone technologies in most areas. As a result of this limited market opportunity, we anticipate that the 3G single-mode technology will derive most of its value as a building block for projects involving future generations of 3G technology, including our dual-mode and HSDPA projects. We estimate that, as of the date of acquisition, the single-mode project was approximately 90% complete and the costs to complete the research and development efforts were approximately $3 million.

      The dual-mode technology will enable mobile handsets to maintain high GPRS data rates when outside 3G/UMTS coverage. This technology will also integrate baseband processing and power management, resulting in lower power consumption. This solution is expected to be compatible with a large range of mobile handsets from entry-level to high-end solutions, and is expected to support multimedia features such as speakerphone, music playback, video playback and memory card capabilities. The dual-mode technology is also expected to be used in future technologies, such as HSDPA. We estimate that, as of the date of acquisition, this project was approximately 50% complete and the costs to complete the research and development efforts were approximately $2 million.

      HSDPA technology will be an upgrade to existing wideband CDMA networks and is being designed to support significantly higher data throughput speeds on the downlink from base stations to mobile phones. This technology also represents a significant improvement to the dual-mode technology, with greater memory and expected data rates. We expect that we will be able to use the HSDPA technology in future generations that target data rates of 3.6 megabits per second and higher. We estimate that, as of the date of acquisition, this project was approximately 10% complete and the costs to complete the research and developments efforts were approximately $8 million.

Recent Pronouncements

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on the effects of the Act. Based on this guidance, we concluded that we will likely be eligible to receive a federal subsidy. Therefore, we expect the Act to have a financial effect and are in the process of calculating this effect. We expect to complete evaluation by the end of fiscal 2005.

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

      In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are in the process of evaluating the impact that adoption of SFAS 151 could have but we do not anticipate that such impact will be significant to our financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. As originally issued, SFAS 123R would have been effective for periods beginning after June 15, 2005, but this requirement was amended on April 14, 2005 by a new rule from the Securities and Exchange Commission that requires adoption of SFAS 123R by the first fiscal year beginning after June 15, 2005. This new rule delayed our effective date for implementing SFAS 123R from July 1, 2005 to October 1, 2005. We are evaluating the impact of adopting SFAS 123R. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows; however, following adoption, we expect to record substantial non-cash stock compensation expense that will have a significant, adverse effect on our results of operations.

      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that we are required to recognize a liability for such an obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 will become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. We are evaluating the timing of our adoption of FIN 47 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

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

•	We plan to effect a reverse stock split and our stock price may decline after we do so.

On May 27, 2005, we will reclassify our Class A common stock and Class B common stock into a new, single class of common stock and effect a 1-for-10 reverse stock split. A number of companies that have completed reverse stock splits have experienced declines in the price of their stock after the reverse stock split. While our reverse stock is intended to raise our stock price to a level that may be more attractive to investors and to reduce costs for our stockholders and for the company and not as a reflection on our financial position, it is possible that our stock price will decline after we complete our reverse stock split.

•	Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

•	If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be adversely affected.

•	The integrated circuit industry is intensely competitive, and our failure to compete effectively could result in reduced revenue.

•	Our revenue and operating results may fluctuate because we expect to derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

•	If we do not achieve adequate manufacturing utilization, yields or volumes or sufficient product reliability, our gross margins will be reduced.

•	Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

•	A joint venture and other third parties manufacture a majority of our products for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

•	Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, and if this occurs, it could harm our reputation and result in reduced revenues or increased expenses.

•	We are expanding, and may seek in the future to expand, into new areas, and if we are not successful, our results of operations may be adversely affected.

•	We are upgrading our enterprise financial management system, and it is possible that we may have a defect in the design of the system that may result in the generation of incorrect financial information, an adverse impact on the processing of customer orders or some other adverse impact on our business.

•	A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

•	We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from the sale of our integrated circuits products.

•	If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third-party suppliers for volume shipments, our results of operations may be adversely affected.

•	We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

•	We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

•	We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

•	If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

•	Because of differences in voting power and liquidity between our Class A common stock and Class B common stock, the market price of the Class A common stock may be different from the market price of the Class B common stock.

•	The development and evolution of markets for our integrated circuits are dependent on factors over which we have no control. For example, if our customers adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

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

Item 4. Controls and Procedures

      With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      Agere held its Annual Meeting of Stockholders on February 17, 2005. At that meeting, stockholders elected three individuals as Directors of the company for terms that will expire at the annual meeting to be held in 2008. In addition, stockholders approved the following company proposals:

•	an amendment to our certificate of incorporation to reclassify our Class A common stock and our Class B common stock into a new, single class of common stock;

•	four alternative amendments to our certificate of incorporation, each of which would effect a reverse stock split; and

•	an amendment to our certificate of incorporation to make administrative changes.

      The individuals elected and the results of the voting are as follows.

	Votes For	Votes Withheld
Richard S. Hill	3,497,807,341	305,189,922
Arun Netravali	3,719,218,558	83,778,705
Harold A. Wagner	3,473,594,046	329,403,217

	Votes For	Votes Against	Abstain
Company proposal number 1—Reclassify Class A and Class B common stock
Class A common stock	475,173,364	8,626,958	632,701
Class B common stock	468,994,137	12,158,408	2,193,367
Class A common stock and Class B common stock combined	944,167,501	20,785,366	2,826,068

	Votes For	Votes Against	Abstain
Company proposal number 2—1-for-10 Reverse stock split
Class A common stock	726,012,768	28,356,929	968,684
Class B common stock	727,334,799	31,691,059	2,888,736
Class A common stock and Class B common stock combined	1,453,347,567	60,047,988	3,857,420

	Votes For	Votes Against	Abstain
Company proposal number 3—1-for-20 Reverse stock split
Class A common stock	692,002,560	51,431,353	11,904,469
Class B common stock	715,429,947	42,081,152	4,403,494
Class A common stock and Class B common stock combined	1,407,432,507	93,512,505	16,307,963

	Votes For	Votes Against	Abstain
Company proposal number 4—1-for-30 Reverse stock split
Class A common stock	685,405,657	66,575,790	3,356,934
Class B common stock	712,894,972	44,534,652	4,484,588
Class A common stock and Class B common stock combined	1,398,300,629	111,110,442	7,841,522

	Votes For	Votes Against	Abstain
Company proposal number 5—1-for-40 Reverse stock split
Class A common stock	684,428,193	67,582,621	3,327,562
Class B common stock	712,465,869	44,961,846	4,486,303
Class A common stock and Class B common stock combined	1,396,894,062	112,544,467	7,813,865

	Votes For	Votes Against	Abstain
Company proposal number 6—Administrative Changes	1,473,478,866	35,383,607	8,390,245

      There were 549,474,040 broker non-votes on Company proposal 1 above. There were no broker non-votes on any of the other matters above. The following individuals, whose terms expire in either 2006 or 2007, continue to serve as Directors of the company: Richard L Clemmer, John T. Dickson, Thomas P. Salice and Rae F. Sedel.

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ JOHN W. GAMBLE, JR.
Date: May 9, 2005	John W. Gamble, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350