Form 10-Q
period 2005-06-30
AGERE SYSTEMS INC
filed 2005-08-04
CIK 1129446

As filed with the Securities and Exchange Commission on August 4, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _______________

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

At July 31, 2005, 181,459,124 shares of common stock were outstanding.

Agere Systems Inc.
Form 10-Q
For the quarterly period ended June 30, 2005
Table of Contents

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Revenue	$433	$495	$1,260	$1,473
Costs	248	267	785	806

Gross profit	185	228	475	667

Operating expenses:
Selling, general and administrative	65	64	180	210
Research and development	119	131	351	378
Amortization of acquired intangible assets	1	2	5	5
Purchased in-process research and development	—	—	55	13
Restructuring and other charges – net	1	11	19	65
Gain on sale of operating assets – net	(4)	(3)	(8)	(3)

Total operating expenses	182	205	602	668

Operating income (loss)	3	23	(127)	(1)
Other income (loss) – net	4	(1)	5	4
Interest expense	6	11	22	33

Income (loss) before income taxes	1	11	(144)	(30)
(Benefit) provision for income taxes	(119)	9	(129)	(67)

Net income (loss)	$120	$2	$(15)	$37

Basic income (loss) per share information:
Net income (loss)	$0.66	$0.01	$(0.09)	$0.22
Weighted average shares outstanding—basic (in thousands)	181,114	171,830	176,509	170,892

Diluted income (loss) per share information:
Net income (loss)	$0.65	$0.01	$(0.09)	$0.21
Weighted average shares outstanding—diluted (in thousands)	193,169	174,249	176,509	174,088

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	June 30, 2005	September 30, 2004

ASSETS
Current Assets
Cash and cash equivalents	$626	$778
Cash held in trust	6	19
Trade receivables, less allowances of $3 as of June 30, 2005 and September 30, 2004	232	285
Inventories	124	150
Other current assets	32	41

Total current assets	1,020	1,273
Property, plant and equipment—net of accumulated depreciation and amortization of $1,503 as of June 30, 2005 and $1,453 as of September 30, 2004	529	682
Goodwill	196	119
Acquired intangible assets—net of accumulated amortization	10	6
Other assets	141	192

Total assets	$1,896	$2,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$179	$195
Payroll and related benefits	91	101
Short-term debt	4	147
Income taxes payable	80	218
Restructuring reserve	29	60
Deferred income	48	78
Other current liabilities	48	67

Total current liabilities	479	866
Pension and postretirement benefits	436	485
Long-term debt	372	420
Other liabilities	67	80

Total liabilities	1,354	1,851

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 181,390,515 shares issued and outstanding as of June 30, 2005 after deducting 10,939 shares in treasury and 172,424,021 shares issued and outstanding as of September 30, 2004 after deducting 10,939 shares in treasury	2	2
Additional paid-in capital	7,558	7,424
Accumulated deficit	(6,796)	(6,781)
Accumulated other comprehensive loss	(222)	(224)

Total stockholders’ equity	542	421

Total liabilities and stockholders’ equity	$1,896	$2,272

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended June 30,

	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(15)	$37
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	238	166
Purchased in-process research and development	55	13
Restructuring and other charges – net of cash payments	(33)	7
Pension plan contributions	(45)	—
Provision for inventory write-downs	13	6
(Benefit) provision for deferred income taxes	(19)	(43)
Equity loss from investments	5	6
Dividends received from equity investments	41	40
Decrease (increase) in receivables	53	(12)
Decrease (increase) in inventories	13	(31)
Decrease in accounts payable	(17)	(30)
(Decrease) increase in payroll and benefit liabilities	(5)	1
Decrease in income taxes payable	(117)	(61)
(Decrease) increase in deferred income	(30)	12
Changes in other operating assets and liabilities	(19)	5
Other adjustments for non-cash items – net	(4)	(4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	114	112

INVESTING ACTIVITIES
Capital expenditures	(93)	(56)
Proceeds from the sale or disposal of property, plant and equipment	7	2
Proceeds from the dispositions of businesses	3	—
Acquisition of business, net of cash acquired	(26)	—
Proceeds from sales of investments	—	4
Decrease in cash designated as held in trust	13	7

NET CASH USED BY INVESTING ACTIVITIES	(96)	(43)

FINANCING ACTIVITIES
Proceeds from the issuance of stock – net of expense	16	39
Principal repayments on short-term debt	(122)	(32)
Principal repayments on long-term debt	(64)	(49)

NET CASH USED BY FINANCING ACTIVITIES	(170)	(42)

Net (decrease) increase in cash and cash equivalents	(152)	27
Cash and cash equivalents at beginning of period	778	744

Cash and cash equivalents at end of period	$626	$771

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

        On May 27, 2005, Agere reclassified its Class A common stock and Class B common stock into a new, single class of common stock, with a par value of $0.01 per share, and effected a 1-for-10 reverse stock split. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by combining the par value previously attributable to the Class A common stock and Class B common stock and then reclassifying the excess common stock par value resulting from the reverse split to additional paid-in capital. In addition, all references in the financial statements and notes to numbers of shares and per share amounts have been restated to reflect the reclassification and the reverse stock split.

Interim Financial Information

        These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2004. The condensed financial information as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year 2005 or any other future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2.  Stock Compensation Plans

        The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Stock compensation expense net of related taxes recorded under APB 25, which uses the intrinsic value method, was $0 for all periods presented.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if Agere had applied the fair value recognition provisions of SFAS 123 to its stock option plans and employee stock purchase plan (“ESPP”):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net income (loss):
As reported	$120	$2	$(15)	$37
Less: Total stock-based employee compensation expense determined under SFAS 123 fair value method (1)	32	32	93	101

Pro forma	$88	$(30)	$(108)	$(64)

Basic income (loss) per share:
As reported	$0.66	$0.01	$(0.09)	$0.22
Pro forma	$0.48	$(0.18)	$(0.62)	$(0.37)

Diluted income (loss) per share:
As reported	$0.65	$0.01	$(0.09)	$0.21
Pro forma	$0.45	$(0.18)	$(0.62)	$(0.37)

        _____________
        (1)  The pro forma stock-based employee compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

        At June 30, 2005, stock option awards relating to 26,005,716 common shares were outstanding. During the nine months ended June 30, 2005, the Company granted stock options relating to 5,380,848 common shares under its stock option plans, primarily as part of its broad based annual grant program.

        As of June 30, 2005, 5,764,699 shares remained available for purchase under the ESPP. During the nine months ended June 30, 2005, 1,040,172 shares were purchased under the ESPP.

3.  Recent Pronouncements

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on the effects of the Act. Based on this guidance, the Company has concluded that it will likely be eligible to receive a federal subsidy. The Company is in the process of calculating the financial effect of the federal subsidy, although it is expected to be minimal. The evaluation is expected to be completed by the end of fiscal 2005.

        In October 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). In response to the AJCA, in December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company currently does not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS No. 109,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

“Accounting for Income Taxes” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the AJCA on companies’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Agere has not yet completed its evaluation of the impact of the repatriation provisions nor has it determined the related range of income tax effects of such repatriation. That evaluation is expected to be completed by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins”. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Agere in the first quarter of fiscal 2006. The Company is in the process of evaluating the impact that adoption of SFAS 151 could have but does not anticipate that such impact will be significant to its financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. As originally issued, SFAS 123R would have been effective for periods beginning after June 15, 2005, but this requirement was amended on April 14, 2005 by a new rule from the SEC that requires adoption of SFAS 123R by the first fiscal year beginning after June 15, 2005. Accordingly, the Company expects to adopt the provisions of SFAS 123R beginning October 1, 2005, using the modified prospective transition method. Under that method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition or cash flows, the Company expects to record substantial non-cash compensation expense that will have a significant, adverse effect on its results of operations. The Company’s current estimate is that the effect on its results of operations could be as much as $70 for fiscal 2006. This is substantially less than the annualized 2005 pro forma effect disclosed in the notes to the financial statements due to the full vesting in 2005 of most of the stock options granted in 2001.

        In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that an entity is required to recognize a liability for such an obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is required to become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. The Company is evaluating the timing of its adoption of FIN 47 and the potential effect of implementing this interpretation on its financial condition and results of operations.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions present in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

for accounting changes and error corrections made in fiscal year 2006. The Company does not expect that SFAS 154 will have a material effect on its financial condition or results of operations and is evaluating the timing of its adoption of SFAS 154.

4.  Restructuring and Other Charges – Net

        The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At June 30, 2005, the Company has restructuring reserves related to three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and included actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and to improve profitability. The third restructuring program was announced on September 29, 2004 and relates to the planned closure of the Company’s manufacturing facility in Orlando, Florida.

        For the three and nine months ended June 30, 2005, restructuring and other charges – net were $1 and $19, respectively. These amounts include restructuring and related expenses of $1 and $18, respectively, and expenses associated with the reclassification of the classes of common stock of $0 and $1, respectively. For the three and nine months ended June 30, 2004, restructuring and other charges – net were $11 and $65, respectively, and included asset retirement obligation charges of $1 and $33, respectively, and restructuring and related expenses of $10 and $32, respectively.

Asset Retirement Obligation

        In fiscal 2004, the Company recorded charges for asset retirement obligations of $1 and $33 for the three and nine months ended June 30, 2004, respectively, within restructuring and other charges – net. These charges relate to the decommissioning of the Company’s former manufacturing facilities in Allentown and Reading, Pennsylvania. As of June 30, 2005, the decommissioning related to the Reading, Pennsylvania facility has been completed. The decommissioning related to the Allentown, Pennsylvania facility is substantially complete. The Company made cash payments towards this obligation of $1 and $8 during the three and nine months ended June 30, 2005, respectively, and payments of $8 and $20 during the three and nine months ended June 30, 2004, respectively. The remaining balance in the reserve is $0 and $13 as of June 30, 2005 and 2004, respectively, and is recorded in other current liabilities.

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

        Closure of the Orlando Manufacturing Facility

        On September 29, 2004, the Company announced that it would cease operations in its wafer manufacturing facility in Orlando by the end of December 2005, if the Company was unable to find an acceptable buyer for the facility prior to that date. At the end of June, 2005, the Company accelerated its timetable and determined that it would cease operations in the Orlando facility by September 30, 2005. Approximately 545 people are employed at the facility, the majority of which are expected to be off roll by December 31, 2005.

Three and Nine Months Ended June 30, 2005

        The following tables set forth the Company’s restructuring reserve as of June 30, 2005, and the activity affecting the reserve for the three and nine months ended June 30, 2005:

		Three Months Ended June 30, 2005

	March 31, 2005 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	June 30, 2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$—	$—	$1
Facility lease terminations	20	—	—	2	18
Other charges	1	2	—	2	1

Total	$22	$2	$—	$4	$20

2004 Business Resizing
Workforce reductions	$4	$(1)	$—	$1	$2

Closure of the Orlando Manufacturing Facility
Workforce reductions	$7	$—	$—	$—	$7

Grand Total	$33	$1	$—	$5	$29

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

		Nine Months Ended June 30, 2005

	September 30, 2004 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	June 30, 2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations	23	1	—	6	18
Other charges	3	10	—	12	1
Asset impairments	—	4	4	—	—

Total	$31	$15	$4	$22	$20

2004 Business Resizing
Workforce reductions	$21	$2	$2	$19	$2
Other charges	2	—	—	2	—
Asset impairments	—	1	1	—	—

Total	$23	$3	$3	$21	$2

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$—	$(1)	$—	$7

Grand Total	$60	$18	$6	$43	$29

2001 Manufacturing Rationalization and Resizing

        Facility Lease Terminations, Other Charges and Asset Impairments

        The Company recorded charges for facility lease terminations, asset impairments and other charges of $2 and $15 for the three and nine months ended June 30, 2005, respectively. The charges of $2 for the three months ended June 30, 2005 are primarily for the relocation of employees and decommissioning of the Allentown facility. The charges for the nine months ended June 30, 2005 include $10 primarily for the relocation of employees and equipment and $1 related to estimated facility lease termination costs. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore during the nine months ended June 30, 2005.

2004 Business Resizing

        Workforce Reductions

        During the three months ended June 30, 2005, the Company recorded a reversal of $1 for charges related to workforce reductions as estimates related to separation payments were revised. For the nine months ended June 30, 2005, the Company recorded net charges of $2, which consists of $4 of charges relating to an additional workforce reduction of approximately 50 management employees, net of reversals of $2 as estimates related to separation payments were revised. The net charge of $2 consists of non-cash charges principally related to special pension benefits to be paid from the Company’s pension fund.

        Asset Impairments

        The Company recorded $1 of non-cash asset impairment charges during the nine months ended June 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Closure of the Orlando Manufacturing Facility

        Workforce Reductions

        During the three and nine months ended June 30, 2005, the Company recorded net restructuring charges of $0 relating to workforce reductions. In the nine months ended June 30, 2005, the Company recorded an additional cash charge of $1 offset by a reversal of a non-cash charge of $1. The additional cash charge of $1 relates to termination benefits for the workforce reduction of approximately 165 management and 380 represented employees. The reversal of a non-cash charge of $1 is the result of the Company’s revised estimate of costs related to special pension benefits that will be paid to employees from the Company’s pension fund.

Restructuring Reserve Balances as of June 30, 2005

2001 Manufacturing Rationalization and Resizing

        The Company anticipates the $1 restructuring reserve relating to workforce reductions as of June 30, 2005 will be paid by the end of fiscal 2005. The $18 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $1 for other charges is expected to be paid in fiscal 2005.

2004 Business Resizing

        The Company anticipates the $2 restructuring reserve relating to workforce reductions will be paid by the end of fiscal 2006.

Closure of the Orlando Manufacturing Facility

        The Company anticipates the majority of the $7 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006.

        The Company expects to fund the cash payments related to the restructuring reserves with cash on hand.

Three and Nine Months Ended June 30, 2004

        The following tables set forth the Company’s restructuring reserve as of June 30, 2004, and the activity affecting the reserve for the three and nine months ended June 30, 2004:

	March 31, 2004 Restructuring Reserve	Three Months Ended June 30, 2004			June 30, 2004 Restructuring Reserve

		Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$6	$7	$—	$2	$11
Facility lease terminations	23	1	—	2	22
Other charges	9	2	—	3	8

Total	$38	$10	$—	$7	$41

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	September 30, 2003 Restructuring Reserve	Nine Months Ended June 30, 2004			June 30, 2004 Restructuring Reserve

		Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$11	$16	$—	$16	$11
Facility lease terminations	26	2	—	6	22
Other charges	10	14	—	16	8

Total	$47	$32	$—	$38	$41

        Workforce Reductions

      The Company recorded restructuring charges of $7 and $16 for the three and nine months ended June 30, 2004, respectively, related to additional workforce reductions of approximately 56 and 98 employees, respectively, and revisions of prior cost estimates. For the three months ended June 30, 2004, the reductions occurred primarily in research and development in Europe. For the nine months ended June 30, 2004, the reductions occurred across multiple functions, including the two reportable business segments, manufacturing operations, and corporate support functions.

        Facility Lease Terminations and Other Charges

        The Company recorded restructuring and related charges of $3 and $16 for the three and nine months ended June 30, 2004, respectively. The charge of $3 for the three months ended June 30, 2004 includes $1 for facility lease terminations and $2 for the relocation of employees and equipment. Included in the charge of $16 for the nine months ended June 30, 2004 are $2 for facility lease terminations, $4 for asset decommissioning and $10 for relocation of employees and equipment.

5.  Acquisition of Modem-Art Ltd.

        On March 8, 2005, the Company acquired Modem-Art Ltd. (“Modem-Art”) to accelerate the delivery of advanced third generation (“3G”) / Universal Mobile Telecommunications System (“UMTS”) communications products to market, to integrate additional functionality into the Company’s existing mobile phone technologies and to leverage the experience of Modem-Art’s development team. Modem-Art was a developer of advanced processor technology for 3G/UMTS mobile phones. The Company acquired Modem-Art for $144 by issuing 7,033,170 shares of common stock, valued at $113 based on a $16.08 share price, and paying $31 cash in exchange for all the outstanding shares of Modem-Art. Of the shares issued, 1,335,995 shares were placed in escrow to satisfy claims, if any, for breaches of representations and warranties under the merger agreement and 508,308 shares were placed in escrow to satisfy potential tax liabilities of some of the selling shareholders in connection with their sale of Modem-Art shares. If such shares are not needed to satisfy any claims or to satisfy a tax liability, these shares will be released to the sellers on the first anniversary of the acquisition, or if earlier, upon the receipt of a tax exemption certificate. As of June 30, 2005, almost all the shares initially deposited in the tax escrow have been released.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

        The acquired intangible asset consists of a non-competition agreement restricting eight Modem-Art employees from engaging in non-Agere interests or business in the 3G industry, which is being amortized over the two year term of the agreement.

        Of the $144 purchase price, $55 represents the fair value of acquired in-process research and development which had not yet reached technological feasibility and had no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development projects are a 3G single-mode chipset (“Single-Mode”), a variant of the single-mode chipset, which when combined with Agere’s software and advanced second generation (“2.5G”) chipset incorporating General Packet Radio Service and Enhanced Global Rates for Global Evolution technologies can fulfill the requirements of dual-mode 2.5G and 3G/UMTS (“Dual-Mode”) and the development of High Speed Downlink Packet Access (“HSDPA”) technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The fair values of these projects were determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. The Company used the following discount rates, which reflect the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

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

6. Supplemental Financial Information

Statement of Operations Information

        The Company recorded increased depreciation due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. Such increased depreciation amounted to $38 and $102 for the three and nine months ended June 30, 2005, respectively, all of which is recorded in costs. The Company recorded increased depreciation of $5 for the nine months ended June 30, 2004, all of which is recorded in costs. There was no increased depreciation for the three months ended June 30, 2004. This additional depreciation is reflected in net income (loss) and resulted in a decrease to basic and diluted income per share of $0.21 and $0.20, respectively, for the three months ended June 30, 2005. For the nine months ended June 30, 2005, this additional depreciation resulted in an increase to net loss per share of $0.58 for both basic and diluted loss per share. For the nine months ended June 30, 2004, this additional depreciation resulted in a decrease to net income per share of $0.03 for both basic and diluted income per share.

      For the three months ended June 30, 2005, the Company recorded a benefit for income taxes of $119 on $1 of pre-tax income. The effective tax rate differs significantly from the U.S. statutory rate primarily due to recording a $121 reversal of tax and interest contingencies resulting from the settlement of certain prior year U.S. tax audits, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. A settlement of $121 recorded in the quarter relates to a favorable resolution with Lucent Technologies Inc. (“Lucent”), regarding various U.S. tax audit issues covered by the Company’s tax sharing agreement with Lucent. The settlement covers periods when the Company operated as either a division of AT&T Corp. (“AT&T”) or Lucent. For the three months ended June 30, 2004, the Company recorded a provision for income taxes of $9 on pre-tax income of $11, yielding an effective tax rate of 81.8%. This rate differs from the U.S. statutory rate primarily due to recording $11 in the current quarter for taxes related to non-U.S. jurisdictions, which included an $8 year-to-date adjustment, a $4 reversal of tax and interest contingencies resulting from a U.S settlement arising from a tax period the Company operated as a division of Lucent, and the recording of a full valuation allowance against U.S. net deferred tax assets.

      For the nine months ended June 30, 2005, the Company recorded a benefit for income taxes of $129 on a pre-tax loss of $144, yielding an effective tax rate of 89.6%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $120 for tax and interest contingencies for U.S. audit settlements related to tax years the Company operated as a division of AT&T or Lucent,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

recording a reversal of $22 for tax and interest contingencies related to non-U.S. income tax, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the nine months ended June 30, 2004, the Company recorded a benefit for income taxes of $67 on a pre-tax loss of $30, yielding an effective tax rate of 223.3%. This rate differs from the U.S. statutory rate due to recording an $86 reversal for tax and interest contingencies resulting from the settlements of certain prior year U.S. tax audits, $11 associated with taxes related to non-U.S. jurisdictions, and the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze. Settlements of $86 recorded in the nine months ended June 30, 2004 relate to the Company’s tax sharing agreement with Lucent and cover periods the Company operated as either a division of AT&T or Lucent.

Balance Sheet Information

	June 30, 2005	September 30, 2004

Inventories:
Finished goods	$25	$51
Work in process	94	92
Raw materials	5	7

Inventories	$124	$150

        Cash held in trust of $6 at June 30, 2005 primarily consists of an amount in escrow to satisfy a litigation judgment that is currently under appeal. At September 30, 2004, cash held in trust of $19 primarily supported obligations of the Company’s captive insurance company.

Cash Flow Information

        As part of the consideration in the acquisition of Modem-Art, the Company issued 7,033,170 shares of common stock valued at $113.

7.  Investment in Silicon Manufacturing Partners – a Related Party

        The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from unilaterally taking significant action in the management of SMP due to Chartered Semiconductor’s participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not shared in the same ratio as equity ownership. The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s facility. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers. The Company’s investment in SMP was $89 and $135 as of June 30, 2005 and September 30, 2004, respectively, and was recorded in other assets.

      For the nine months ended June 30, 2005, the Company recognized equity losses of $5 from SMP, recorded in other income – net. There was no equity income (loss) for the three months ended June 30, 2005. For the three and nine months ended June 30, 2004, the Company recognized equity losses of $3 and $6 from SMP, respectively, recorded in other income – net. The Company received dividends of $41 from SMP for the nine months ended June 30, 2005, and $40 for the corresponding prior year period. No dividends were received for the three months ended June 30, 2005 and 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

      SMP reported net income of $1 and a net loss of $23 for the three and nine months ended June 30, 2005, respectively, and net income of $8 and $32, in the corresponding prior year periods. As of June 30, 2005, SMP reported total assets of $191 and total liabilities of $22 compared to total assets of $262 and total liabilities of $22 as of September 30, 2004.

        The Company purchased $30 and $89 of inventory from SMP for the three and nine months ended June 30, 2005, respectively, and $39 and $112 for the corresponding prior year periods. At June 30, 2005 and September 30, 2004, the amount of inventory on hand that was purchased from SMP was $7 and $25, respectively. At June 30, 2005 and September 30, 2004, amounts payable to SMP were $18 and $21, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for the nine months ended June 30, 2005 for Agere.

8. Comprehensive Income (Loss)

        Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income (loss) are shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net income (loss)	$120	$2	$(15)	$37
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	2	(1)
Unrealized gain on cash flow hedges	—	3	—	5
Reclassification adjustment to net income (loss)	—	1	—	1

Total comprehensive income (loss)	$120	$5	$(13)	$42

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

9. Income (Loss) Per Common Share

        Basic and diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2005, 305,713 potential common shares related to outstanding stock options, 16,795 potential common shares related to restricted stock units, and 11,732,190 potential common shares related to convertible notes have been included in the diluted per share calculation. As a result of the net loss reported for the nine months ended June 30, 2005, 507,771 potential common shares related to outstanding stock options, 10,652 potential common shares related to restricted stock units, and 12,174,776 potential common shares related to convertible notes have been excluded from the diluted loss per share calculation. For the three months ended June 30, 2004, 2,419,738 potential common shares related to outstanding stock options have been included in the diluted per share calculation. For the nine months ended June 30, 2004, 3,194,012 and 2,173 potential common shares related to outstanding stock options and restricted stock units, respectively, have been included in the diluted per share calculation. For the three and nine months ended June 30, 2004, 12,396,070 potential common shares related to convertible notes have been excluded from the diluted per share calculations because their effect would be anti-dilutive.

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

Net Periodic Benefit Cost

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$4	$1	$8	$1
Interest cost	18	4	18	4
Expected return on plan assets	(22)	(1)	(22)	(2)
Amortization of prior service cost	—	—	1	2
International pension cost adjustment	—	—	6	—

Net periodic benefit cost	$—	$4	$11	$5

	Nine Months Ended June 30, 2005		Nine Months Ended June 30, 2004

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$11	$1	$18	$2
Interest cost	55	12	54	14
Expected return on plan assets	(66)	(3)	(66)	(4)
Amortization of prior service cost	—	—	2	7
Recognized net actuarial loss	1	—	—	—
International pension cost adjustment	—	—	6	—

Net periodic benefit cost	$1	$10	$14	$19

        The Company voluntarily contributed $5 and $45 in cash to the pension plan for represented employees during the three and nine months ended June 30, 2005. Although not required, the Company currently plans to make additional voluntary cash contributions not exceeding $35 during the remainder of fiscal 2005.

11. Intangible Assets

        The Company accounts for goodwill and acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table reflects the Company’s goodwill by segment:

	June 30, 2005	September 30, 2004

Unamortized intangible assets:
Goodwill:
Consumer Enterprise segment (1)	$188	$111
Telecommunications segment	8	8

Goodwill	$196	$119

        _____________
        (1)  During fiscal 2005, the Company recorded $77 of goodwill in the Consumer Enterprise segment due to the acquisition of Modem-Art.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

        The following table reflects the other acquired intangible assets by major class and the related accumulated amortization. These other acquired intangible assets are assigned to the Consumer Enterprise segment.

	June 30, 2005			September, 30 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Existing Technology	$34	$32	$2	$34	$28	$6
Non-competition agreements (1)	9	1	8	—	—	—

Acquired intangible assets	$43	$33	$10	$34	$28	$6

        _____________
        (1)  During fiscal 2005 the Company recorded $9 for a non-competition agreement in the Consumer Enterprise segment in connection with the acquisition of Modem-Art.

        Intangible asset amortization expense for the three and nine months ended June 30, 2005 was $1 and $5, respectively. Intangible asset amortization expense for the three and nine months ended June 30, 2004 was $2 and $5, respectively. Intangible asset amortization expense for the remainder of fiscal 2005 is estimated to be $1. The amortization for future fiscal years is estimated to be $5 for fiscal 2006, $3 for 2007 and $1 for 2008.

12.  Debt

        The following table reflects the components of short-term and long-term debt:

	June 30, 2005	September 30, 2004

Short-term debt:
Short-term portion of capitalized leases	$4	$25
Accounts receivable securitization (1)	—	122

Short-term debt	$4	$147

Long-term debt:
Convertible subordinated notes (2)	$372	$410
Long-term portion of capitalized leases	—	10

Long-term debt	$372	$420

(1) The accounts receivable securitization facility expired on October 1, 2004 and the $122 of outstanding borrowings was repaid on that date.
(2) During the third quarter of fiscal 2005 the Company repurchased and retired $38 of the convertible subordinated notes.

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

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Company had four operating segments at June 30, 2005, under the aggregation criteria set forth in SFAS 131, the Company has two reportable segments, Consumer Enterprise and Telecommunications.

        Each operating segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is segment gross margin, which excludes restructuring related charges included in costs, primarily increased depreciation. The Company’s primary segment financial measure also excludes operating expenses, interest income or expense, other income or expense, and income taxes. The Company does not identify or allocate assets by operating segment.

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

Reportable Segments

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Consumer Enterprise segment:
Storage	$146	$133	$462	$480
Mobility	100	154	272	396
Enterprise and Networking	118	127	335	393

Consumer Enterprise segment	364	414	1,069	1,269
Telecommunications segment	69	81	191	204

Total	$433	$495	$1,260	$1,473

Gross margin (excluding restructuring related charges included in costs):
Consumer Enterprise segment	$172	$168	$449	$526
Telecommunications segment	51	60	139	148

Total	223	228	588	674
Reconciling Item:
Deduct: Restructuring related charges included in costs	38	—	113	7

Gross margin	$185	$228	$475	$667

14.  Financial Guarantees

        The Company has been secondarily liable for the remaining lease payments for two real estate leases that were assigned in connection with the sale of its wireless local area networking equipment business. Due to a default by the lessee, the Company is now obligated to pay the remaining lease payments of $4. Accordingly, in the third quarter of fiscal 2005, the Company recorded a charge of $3, net of expected sublease income of $1, to selling, general and administrative expense and a liability of $3.

        The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No significant liability recognition is required as of June 30, 2005 for indemnification clauses and no estimate of potential future payments, beyond the amounts already provided, are recognized because the reliability of any measurement cannot be verified independently.

        The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Balance as of beginning of period	$4	$3	$3	$3
Accruals for new and pre-existing warranties – net (including changes in estimates)	1	1	3	2
Settlements made (in cash or in kind) during the period	(1)	(2)	(2)	(3)

Balance as of end of period	$4	$2	$4	$2

15. Commitments and Contingencies

        In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at June 30, 2005, would not be material to the annual consolidated financial statements.

        The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2005 and 2004 and the notes thereto. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Factors Affecting Our Future Performance” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

        We design, develop, manufacture and sell integrated circuit solutions for applications such as high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high speed communications systems, personal computers and satellite radios. We also generate revenue from the licensing of intellectual property.

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

        On March 8, 2005, we acquired Modem-Art Ltd., a privately held developer of advanced processor technology for third generation, or 3G, / Universal Mobile Telecommunications System, or UMTS, mobile phones for $144 million in common stock and cash. We issued common stock valued at $113 million and paid $31 million in cash in exchange for all the outstanding shares of Modem-Art. This acquisition complements our existing mobile phone products, and enhances our ability to address the rapidly evolving cellular technologies with integrated chips and software for today’s 3G market and widely anticipated future demand for High Speed Downlink Packet Access, or HSDPA technology.

        On May 27, 2005 we reclassified our Class A common stock and Class B common stock into a new, single class of common stock and effected a 1-for-10 reverse stock split. The first day of trading under the new share structure was May 31, 2005.

Operating Environment

        Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones, enterprise networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

        In mid-2004, we began experiencing reduced demand from some of our larger customers due to lower demand levels from their customers. In response to the industry softness, we initiated additional restructuring programs in September 2004 to reduce our costs. These restructuring programs have been substantially completed. As part of our plan not to invest in new manufacturing processes, which we refer to as our fab-lite strategy, we have previously announced that we would sell or close our Orlando, Florida manufacturing facility. We now expect the closure to occur by September 30, 2005. In addition to the costs described below under “Restructuring and Decommissioning Activities”, we expect that we will have underutilization of sections of the facility prior to its closure as the last wafers move through the manufacturing process, which will have an adverse impact on our results of operations in the quarter ended September 30, 2005.

        In anticipation of the closure of the facility, we are pre-building inventory to meet our estimates of our customers’ future demand for products we will no longer have the capability to produce. We expect that we will have approximately $30 million of pre-built inventory when we cease operation at the facility. Once we complete the closure of the Orlando facility, we believe that our business will be appropriately sized and structured for the environment in which we are currently operating.

Restructuring and Decommissioning Activities

        We implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations and, on June 30, 2005, we had restructuring reserves related to three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

        Our second restructuring program was announced on September 23, 2004, and consists of a further resizing of our business to align the cost structure with revenue projections. As part of this program, we reduced our workforce by approximately 550 employees across the business, including administrative functions, sales, marketing, product development and manufacturing support, and exited our standalone wireless local area networking chipset, or WiFi, business, our radio-frequency power transistor, or RF power, business, and all operations in the Netherlands.

        Our third restructuring program was announced on September 29, 2004, and relates to the closure of our Orlando wafer manufacturing facility. Previously, we had planned to cease operations at that facility by the end of December 2005, if we were unable to find an acceptable buyer for the facility prior to that date. In the third quarter of fiscal 2005, we revised our timetable and determined that we will cease operations in the Orlando facility by September 30, 2005. Approximately 545 people are currently employed at the facility, the majority of which are expected to be off roll by December 31, 2005. The amount we save from this action depends on, among other things, the level of utilization at the facility prior to its closure; however, we currently estimate that we will save approximately $80 million in fiscal 2006, excluding the costs to close the facility.

        As a result of our restructuring activities, we recorded charges of $1 million and $18 million for the three and nine months ended June 30, 2005, respectively, classified within restructuring and other charges - net. The net charges for the three months ended June 30, 2005 are comprised of $2 million primarily for the relocation of employees and decommissioning of our Allentown facility, offset by a reversal of $1 million for charges related to workforce reductions as estimates related to separation payments were revised. The net charges for the nine months ended June 30, 2005 are comprised of $2 million of net charges related to workforce reductions, $1 million related to facility lease terminations, $10 million of other charges related primarily to decommissioning activity and relocation of employees and equipment and $5 million of non-cash charges related to the impairment of assets, primarily related to our Singapore operations. In addition, within gross margin we recorded $38 million and $113 million of restructuring related charges for the three and nine months ended June 30, 2005, respectively, of which $38 million and $102 million, respectively, resulted from increased depreciation and $0 million and $11 million, respectively, is related to inventory and purchase commitment charges. The increased depreciation is due to the shortening of the estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges are the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 1.

        As a result of our restructuring activities, we recorded $1 million and $33 million for the three and nine months ended June 30, 2004, respectively, for the decommissioning of our Reading and Allentown former manufacturing facilities. We recorded $10 million and $32 million for the three and nine months ended June 30, 2004, respectively, for net restructuring and related charges, classified within restructuring and other charges – net. In addition, within gross margin, we recorded $7 million of restructuring related charges during the nine months ended June 30, 2004, of which $5 million resulted from increased depreciation. This additional depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions. For the three months ended June, 30 2004, there were no restructuring related charges included in gross margin.

        To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $6 million in additional cash charges during fiscal 2005, related primarily to the relocation of employees. We also estimate that we will spend an additional $5 million for capital expenditures primarily related to the decommissioning of our former manufacturing facility in Allentown through the second quarter of fiscal 2006. To complete the business resizing announced on September 23, 2004, we estimate that we will pay approximately $4 million in the fourth quarter of fiscal 2005 related to inventory and purchase commitments associated with the exit of our WiFi business. This amount was previously recorded within gross margin in the first quarter of fiscal

2005. To complete our exit from manufacturing operations at our Orlando facility, we estimate that we will incur approximately $41 million in additional cash charges related to shutdown of the facility. We expect to pay approximately $2 million of these charges in the fourth quarter of fiscal 2005, $32 million in fiscal 2006, and $7 million in fiscal 2007. We also expect to incur additional non-cash charges related to the Orlando closure of $38 million in the fourth quarter of fiscal 2005, which is principally increased depreciation. This increased depreciation is approximately $10 million more in the fourth quarter of fiscal 2005 than previously expected due to the effect of accelerating the closing date of the facility to September 30, 2005, offset by an increase in the estimated salvage value of Orlando assets.

        We expect that our future cash requirements to complete all of our current restructuring programs will be approximately $85 million. This amount includes amounts in the restructuring reserve at June 30, 2005 and the estimated future cash charges and payments mentioned above. We expect the cash proceeds from the sale of Orlando assets to be approximately $80 million, substantially equal to the future cash requirements to complete all of our restructuring activities.

Results of Operations

        Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

        The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Three Months Ended June 30,		Change

	2005	2004	$	%

	(Dollars in Millions)

Revenue by Segment:
Consumer Enterprise segment:
Storage	$146	$133	$13	10%
Mobility	100	154	(54)	(35)
Enterprise and Networking	118	127	(9)	(7)

Consumer Enterprise segment	364	414	(50)	(12)
Telecommunications segment	69	81	(12)	(15)

Total Revenue	$433	$495	$(62)	(13)%

        Revenue:   Revenue decreased 13% or $62 million, for the three months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue of $395 million for the three months ended June 30, 2005 declined $51 million from the three months ended June 30, 2004, and revenue from the licensing of intellectual property of $38 million decreased $11 million compared to the three months ended June 30, 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

        In the Consumer Enterprise segment, revenue decreased 12% or $50 million, for the third quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $333 million for the third quarter of fiscal 2005, a $42 million decrease from $375 million for the third quarter of fiscal 2004. Revenue from the licensing of intellectual property was $31 million for the third quarter of fiscal 2005, an $8 million decrease from $39 million for the third quarter of fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

        In Storage, revenue increased 10% or $13 million, for the three months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $137 million for the three months ended June 30, 2005, a $22 million increase from $115 million for the three months ended June 30, 2004. Revenue from the licensing of intellectual property was $9 million for the three months ended June 30, 2005, a $9 million decrease from $18 million for the three months ended June 30, 2004. The product revenue increase was driven by volume increases in system-on-a-chip solutions and read channels, and improved product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the same period in fiscal 2004. These increases were partially offset by pricing pressure across all applications and volume declines in disk controllers and motor controllers as they reached the mature stage of the product life cycle.

        In Mobility, revenue decreased 35% or $54 million, for the three months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $88 million for the three months ended June 30, 2005, a $56 million decrease from $144 million for the three months ended June 30, 2004. Revenue from the licensing of intellectual property was $12 million for the three months ended June 30, 2005, a $2 million increase from $10 million for the three months ended June 30, 2004. The product revenue decrease was mainly driven by a $37 million decrease in sales of our custom 3G chipset solution and lower revenue from our General Packet Radio

Service, or GPRS, offerings driven by pricing pressure. Additionally, we experienced a $6 million revenue decrease in wireless local area networking chipset sales following our September 2004 decision to exit this business.

        In Enterprise and Networking, revenue decreased 7% or $9 million, for the three months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $108 million for the three months ended June 30, 2005, an $8 million decrease from $116 million for the three months ended June 30, 2004. Revenue from the licensing of intellectual property was $10 million for the three months ended June 30, 2005, a $1 million decrease from $11 million for the three months ended June 30, 2004. The decrease in product revenue was primarily driven by product mix as we sold more lower-priced integrated circuit solutions as a percentage of revenue compared to the third quarter of fiscal 2004. In addition, we experienced pricing pressures across most applications and volume declines in mature printing and networking applications. These decreases were partially offset by volume growth for our satellite radio chipsets and client access solutions.

        In the Telecommunications segment, revenue decreased 15% or $12 million, for the third quarter of fiscal 2005, compared to the same period in fiscal 2004. Product revenue was $62 million for the third quarter of fiscal 2005, a $9 million decrease from $71 million for the third quarter of fiscal 2004. Revenue from the licensing of intellectual property was $7 million for the three months ended June 30, 2005, a $3 million decrease from $10 million for the three months ended June 30, 2004. The segment experienced volume decreases in digital signal processors, mature aggregation and physical layer devices, multi-service switching fabrics and framer applications. In addition, we experienced pricing pressure throughout most applications. These decreases were partially offset by improved product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the third quarter of fiscal 2004.

        Costs and gross margin:  Costs were $248 million in the third quarter of fiscal 2005, a decrease of 7% or $19 million from $267 million in the prior year quarter. Gross margin as a percent of revenue decreased 3.4 percentage points to 42.7% in the third quarter of fiscal 2005 from 46.1% in the third quarter of fiscal 2004. The decrease in gross margin percentage is primarily driven by the increase of $38 million for restructuring related costs in the current quarter associated with the planned closing of the Orlando facility. No restructuring related costs were incurred in the prior year quarter. In addition, we experienced overall price declines in the sale of integrated circuits in each operating segment. These gross margin percentage declines were partially offset by favorable pricing from our manufacturing joint venture, and favorable product mix, which was due to the reduced sales of lower margin products as a percentage of total sales in the third quarter of fiscal 2005 compared to the same period in fiscal 2004. In addition, but to a much lesser extent, gross margin was positively impacted by higher capacity utilization at our Orlando facility.

        Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 13 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 47.3% in the third quarter of fiscal 2005, an increase of 6.7 percentage points from 40.6% in the third quarter of fiscal 2004. The primary driver of the increase in gross margin percentage is favorable pricing at our manufacturing joint venture, favorable product mix, as we sold fewer lower margin products as a percentage of sales in the third quarter of fiscal 2005 compared to the same period in fiscal 2004. In addition, but to a much lesser extent, gross margin was positively impacted by higher capacity utilization at our Orlando facility. These improvements to gross margin were partially offset by overall price declines throughout the segment. The segment gross margin for Telecommunications was 73.9% in the current quarter, a decrease of .2 percentage points from 74.1% in the prior year quarter. The primary driver of the decrease was price declines throughout most of the segment which were almost entirely offset by favorable pricing at our joint venture manufacturer.

          Selling, general and administrative: Selling, general and administrative expenses increased 2% or $1 million, to $65 million for the three months ended June 30, 2005, from $64 million for the three months ended June 30, 2004. The increase is due to $4 million of costs associated with the reverse stock split and a $3 million charge recognized in connection with a default on a lease we guaranteed. These increases were largely offset by lower salary, benefit and other expenses throughout all corporate support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expense.

          Research and development:  Research and development expenses decreased 9% or $12 million, to $119 million for the three months ended June 30, 2005, from $131 million for the three months ended June 30, 2004. The reduction was driven by cost saving initiatives implemented through our restructuring programs, including $9 million resulting from the decision to exit the wireless local area networking business, $3 million of reduced design expenses for telecommunications applications, and decreases in information technology, test center expenses and design platform. These decreases were partially offset by increases in design expenses for storage applications as well as increased mask expenses across most applications.

        Other Income (loss) – net:  For the third quarter of fiscal 2005 the company recorded other income of $4 million, which represents a $5 million increase over a $1 million loss recorded in the third quarter of fiscal 2004. The prior year period includes a $3 million equity loss and a $1 million loss on an investment. In addition, interest income increased by $1 million in the current period, compared to the prior year period.

        Restructuring and other charges – net:  Net restructuring and other charges decreased 91% or $10 million to $1 million for the three months ended June 30, 2005 from $11 million for the three months ended June 30, 2004.

        Interest expense:   Interest expense decreased 45% or $5 million, to $6 million for the three months ended June 30, 2005 from $11 million for the three months ended June 30, 2004. Interest expense was $2 million lower due to our decision to repay our accounts receivable securitization facility in October 2004 and $2 million lower resulting from lower interest expense on capital lease obligations.

        Provision for income taxes:  For the three months ended June 30, 2005, we recorded a benefit for income taxes of $119 million on $1 million of pre-tax income. The effective tax rate differs significantly from the U.S. statutory rate primarily due to recording a $121 million reversal for tax and interest contingencies resulting from the settlement of certain prior year U.S. tax audits, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. A settlement of $121 million recorded in the quarter relates to a favorable resolution with Lucent Technologies Inc, regarding various U.S. tax audit issues covered by our tax sharing agreement with Lucent. The settlement covers periods when we operated as a division of either AT&T Corp. or Lucent. For the three months ended June 30, 2004, we recorded a provision for income taxes of $9 million on pre-tax income of $11 million, yielding an effective tax rate of 81.8%. This rate differs from the U.S. statutory rate primarily due to recording $11 million in the current quarter for taxes related to non-U.S. jurisdictions, which included an $8 million year to date adjustment, a $4 million reversal of tax and interest contingencies resulting from a U.S. settlement arising from a tax period we operated as a division of Lucent, and the recording of a full valuation allowance against U.S. net deferred tax assets.

        Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

        The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Nine Months Ended June 30,		Change

	2005	2004	$	%

	(Dollars in Millions)

Revenue by Segment:
Consumer Enterprise segment:
Storage	$462	$480	$(18)	(4)%
Mobility	272	396	(124)	(31)
Enterprise and Networking	335	393	(58)	(15)

Consumer Enterprise segment	1,069	1,269	(200)	(16)
Telecommunications segment	191	204	(13)	(6)

Total Revenue	$1,260	$1,473	$(213)	(14)%

        Revenue:   Revenue decreased 14% or $213 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue of $1,143 million for the nine months ended June 30, 2005 declined $228 million from the nine months ended June 30, 2004, and revenue from the licensing of intellectual property of $117 million increased $15 million compared to the nine months ended June 30, 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

        In the Consumer Enterprise segment, revenue decreased 16% or $200 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $976 million for the nine months ended June 30, 2005, a $213 million decrease from $1,189 million for the same period in fiscal 2004. Revenue from the licensing of intellectual property was $93 million for the nine months ended June 30, 2005, a $13 million increase from $80 million for the same period in fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

        In Storage, revenue decreased 4% or $18 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $427 million for the nine months ended June 30, 2005, a $21 million decrease from $448 million for the nine months ended June 30, 2004. Revenue from the licensing of intellectual property was $35 million for the nine months ended June 30, 2005, a $3 million increase from $32 million for the nine months ended June 30, 2004. The product revenue decline was driven by pricing pressures across all applications, volume decreases in motor controllers, disk controllers, and read channels, as they reached the mature stage of the product life cycle, and volume decreases in pre-amplifiers as demand for older pre-amplifiers decreased, while sales of the newer pre-amplifiers began ramping in the second quarter of fiscal 2005. These decreases were partially offset by product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the nine months ended June 30, 2004 and volume increases for system-on-a-chip solutions.

        In Mobility, revenue decreased 31% or $124 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $243 million for the nine months ended June 30, 2005, a $132 million decrease from $375 million for the nine months ended June 30, 2004. Revenue from the licensing of intellectual property was $29 million for the nine months ended June 30, 2005, an $8 million increase from $21 million for the nine months ended June 30, 2004. The product revenue decrease was mainly driven by an $86 million decrease in sales of custom 3G chipsets. In addition, we had a $32 million revenue decrease in wireless local area networking chipset sales following our September 2004 decision to exit this business. We also experienced lower sales of our chipsets that support GPRS.

          In Enterprise and Networking, revenue decreased 15% or $58 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $306 million for the nine months ended June 30, 2005, a $60 million decrease from $366 million for the nine months ended June 30, 2004. Revenue from the licensing of intellectual property was $29 million for the nine months ended June 30, 2005, a $2 million increase from $27 million for the nine months ended June 30, 2004. The decrease in product revenue was primarily attributable to product mix as we sold more lower-priced integrated circuit solutions as a percentage of revenue compared to the same period in the prior fiscal year, pricing pressures across most product applications and volume decreases in mature networking and printing devices and modem applications. These decreases were partially offset by volume increases for our satellite radio chipset solutions.

          In the Telecommunications segment, revenue decreased 6% or $13 million, for the nine months ended June 30, 2005, compared to the same period in fiscal 2004. Product revenue was $167 million for the nine months ended June 30, 2005, a $15 million decrease from $182 million for the nine months ended June 30, 2004. Revenue from the licensing of intellectual property was $24 million for the nine months ended June 30, 2005, a $2 million increase from $22 million for the nine months ended June 30, 2004. The decrease in product revenue was primarily attributable to volume decreases in mature aggregation and physical layer devices, digital signal processors, and multi-service switching fabrics. In addition, we experienced price declines throughout most applications. These decreases were partially offset by improved product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the same period in fiscal 2004.

          Costs and gross margin:  Costs were $785 million for the nine months ended June 30, 2005, a decrease of $21 million from $806 million in the nine months ended June 30, 2004. Gross margin as a percent of revenue decreased 7.6 percentage points to 37.7% in the current period from 45.3% in the prior year period. The decrease in gross margin percentage is the result of an increase of $106 million from $7 million in the prior year period to $113 million in the current period for restructuring related costs, primarily related to the closing of our Orlando facility, and overall price declines for integrated circuits in each operating segment. These decreases to gross margin percentage were partially offset by increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue, favorable pricing at our joint venture manufacturer and favorable product mix.

          Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 13 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 42.0% in the nine months ended June 30, 2005, an increase of .6 percentage points from 41.4% in the nine months ended June 30, 2004. The primary driver of the gross margin increase was favorable pricing at our manufacturing joint venture, a higher percentage of revenue from the licensing of intellectual property which has a higher gross margin than product revenue, and favorable product mix. These increases were partially offset by price declines throughout the segment. The segment gross margin for Telecommunications was 72.8% in the current period, an increase of .3 percentage points from 72.5% in the prior year period. Improvements were realized due to savings from restructuring programs announced in September 2004, favorable pricing at our manufacturing joint venture and a higher percentage of total revenue from the licensing of intellectual property. Partially offsetting these increases to margin were price declines throughout most of the segment.

          Selling, general and administrative:  Selling, general and administrative expenses decreased 14% or $30 million, to $180 million for the nine months ended June 30, 2005 from $210 million for the nine months ended June 30, 2004. The decrease is due to lower salary, benefit and other expenses throughout all corporate and business support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expenses. These decreases were partially offset by costs incurred of $4 million for the reverse stock split, a $3 million charge recognized in connection with a default on a lease we guaranteed, and higher bad debt expense.

          Research and development:  Research and development expenses decreased 7% or $27 million, to $351 million for the nine months ended June 30, 2005 from $378 million for the nine months ended June 30, 2004. The reduction was driven by cost saving initiatives implemented through our restructuring programs, including $12 million lower design and mask expenses resulting from the decision to exit the wireless local area networking business, $12 million lower spending for design expenses for telecommunications applications, and lower information technology, test center and design platform expenses. These decreases were partially offset by increases in design and mask expenses for storage, ethernet and enterprise and networking applications.

          Purchased in-process research and development:  Purchased in-process research and development increased $42 million to $55 million for the nine months ended June 30, 2005 from $13 million for the nine months ended June 30, 2004. The $55 million in the current period is due to our acquisition of Modem-Art and the $13 million for the same period in fiscal 2004 is due to our acquisition of TeraBlaze, Inc. See “Purchased In-Process Research and Development” for additional details.

          Restructuring and other charges – net:  Net restructuring and other charges decreased 71% or $46 million to $19 million for the nine months ended June 30, 2005 from $65 million for the nine months ended June 30, 2004.

          Other income – net:  Other income - net increased by 25% or $1 million to $5 million for the nine months ended June 30, 2005 from $4 million for the same period in fiscal 2004 primarily due to higher interest income in the current period which was partially offset by a gain on the sale of an investment that was realized in the prior year period.

        Interest expense:  Interest expense decreased 33% or $11 million, to $22 million for the nine months ended June 30, 2005 from $33 million for the nine months ended June 30, 2004. The reduction is primarily due to the repayment of our accounts receivable securitization facility in October 2004, and to a lesser extent, due to lower interest expense on capital lease obligations.

      Provision for income taxes: For the nine months ended June 30, 2005, we recorded a benefit for income taxes of $129 million on a pre-tax loss of $144 million, yielding an effective tax rate of 89.6%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $120 million for tax and interest contingencies for U.S. audit settlements related to tax years that we operated as a division of AT&T or Lucent, recording a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses. For the nine months ended June 30, 2004, we recorded a benefit for income taxes of $67 million on a pre-tax loss of $30 million, yielding an effective tax rate of 223.3%. This rate differs from the U.S. statutory rate due to recording an $86 million reversal for tax and interest contingencies resulting from the settlement of certain prior year U.S. tax audits, $11 million associated with taxes related to non-U.S. jurisdictions, and the impact of non-tax deductible in-process research and development expenses related to the acquisition of TeraBlaze. The $86 million reversal of tax and interest contingencies recorded in the nine months ended June 30, 2004 relates to our tax sharing agreement with Lucent and cover periods that we operated as either a division of AT&T or Lucent.

Liquidity and Capital Resources

        As of June 30, 2005, our cash in excess of short-term debt was $622 million, which reflects $626 million of cash and cash equivalents less $4 million from the current portion of our capital lease obligations. As of June 30, 2005, our long term debt was $372 million, which represents the outstanding portion of our convertible subordinated notes due in 2009.

        Net cash provided by operating activities was $114 million for the nine months ended June 30, 2005 or $2 million higher than the $112 million for the same period in fiscal 2004. The improvement in cash provided by operating activities was driven by lower cash outflows from operations as a result of actions taken to reduce our cost structure. This increase was almost entirely offset by lower cash collections from sales in the current period as sales declined and by $45 million of contributions to one of our pension plans in the current period.

        Net cash used by investing activities was $96 million for the nine months ended June 30, 2005 compared to $43 million for the nine months ended June 30, 2004. The $53 million increase in cash used by investing activities in the current period reflects an increase of $37 million in capital expenditures, a $26 million net outflow in connection with the acquisition of Modem-Art, and a $4 million decrease in proceeds from the sale of investments. These increases to cash used by investing activities were partially offset by $6 million of cash returned to us, that was previously held in trust, a $5 million increase in proceeds from the sale or disposal of property plant and equipment, and $3 million of proceeds from the sale of the RF power business.

        Net cash used by financing activities was $170 million for the nine months ended June 30, 2005 compared to $42 million for the nine months ended June 30, 2004. The increase of $128 million in cash used by financing activities in the current period is mainly due to the $122 million repayment of the accounts receivable securitization facility in the current period compared to $32 million of repayments in the prior year period. Net proceeds from the issuance of common stock under our employee stock plans were $23 million lower than the prior year period. Additionally, in the current year we repaid $64 million of long term debt, including the repurchase of $38 million of our convertible notes, compared to the repayment of $49 million of long term debt in the prior year.

        Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Purchased In-process Research and Development

        On March 8, 2005, we acquired Modem-Art, a developer of advanced processor technology for 3G/UMTS mobile devices, for $144 million. We issued common stock valued at $113 million and paid $31 million in cash in exchange for all the outstanding shares of Modem-Art. On the date of acquisition, we expensed $55 million of the purchase price as in-process research and development. This represented the fair value of the technology we acquired which had not yet reached technological feasibility and had no alternative future use.

        At the date of acquisition, Modem-Art did not have any developed technology. Its projects underway were a 3G single-mode chipset, a variant of the single-mode chipset, which when combined with our software and advanced second generation, or 2.5G, chipset incorporating GPRS and Enhanced Global Rates for Global Evolution, or EDGE, can fulfill the requirements of dual-mode 2.5G and 3G/UMTS, and the development of HSDPA technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The in-process research and development allocated to these projects was $12 million, $10 million and $33 million, respectively. These projects ranged from 10% to 90% complete at the time of acquisition and are expected to be completed during the period from the end of fiscal 2005 to fiscal 2007. Projected net cash flows attributable to these projects, assuming successful development, were discounted to net present value using discount rates of 30% for the single-mode project, 35% for the dual-mode project and 40% for the HSDPA project.

        The 3G single-mode chipset is intended to permit mobile handsets to operate on a 3G network only and will not have the capability to switch to mobile phone networks based on other technologies such as 2.5G when outside of a 3G/UMTS network range. We believe there will be few stand-alone markets for 3G networks because we expect telecommunications carriers to limit their 3G networks to high usage areas. As a result of this limited market opportunity, we anticipate that the 3G single-mode technology will derive most of its value as a building block for other projects involving 3G technology, including our dual-mode and HSDPA projects. We estimate that, as of the date of acquisition, the single-mode project was approximately 90% complete. As of June 30, 2005, we estimate that this project was approximately 95% complete and our current estimate of the costs to complete the research and development efforts is approximately $3 million.

        The dual-mode technology will enable mobile handsets to maintain high GPRS and EDGE, data rates when outside 3G/UMTS coverage. This technology will also integrate baseband processing and power management, resulting in lower power consumption. This solution is expected to be compatible with a large range of mobile handsets from entry-level to high-end solutions, and is expected to support multimedia features such as speakerphone, music playback, video playback and memory card capabilities. The dual-mode technology is also expected to be used in future technologies, such as HSDPA. We estimate that, as of the date of acquisition, this project was approximately 50% complete. As of June 30, 2005 we estimate that this project was approximately 80% complete and our current estimate of the costs to complete the research and development efforts is approximately $3 million.

        HSDPA technology will be an upgrade to existing wideband CDMA networks and is being designed to support significantly higher data throughput speeds on the downlink from base stations to mobile phones. This technology also represents a significant improvement to the dual-mode technology, with greater memory and expected data rates. We expect that we will be able to use the HSDPA technology in future generations that target data rates of 3.6 megabits per second and higher. We estimate that, as of the date of acquisition, this project was approximately 10% complete. As of June 30, 2005 we estimate that this project was approximately 40% complete and our current estimate of the costs to complete the research and developments efforts is approximately $9 million.

Recent Pronouncements

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP 106-2. FSP 106-2 provides guidance on the effects of the Act. Based on this guidance, we concluded that we will likely be eligible to receive a federal subsidy. We are in the process of calculating the financial effect of the federal subsidy, although we expect it to be minimal. We expect the evaluation to be completed by the end of fiscal 2005.

        In October 2004, President Bush signed into law the American Jobs Creation Act of 2004, or AJCA. In response to the AJCA, in December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” or FSP 109-1 and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or FSP 109-2. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We currently do not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS 109, “Accounting for Income Taxes” or SFAS 109 with respect to recording the potential impact of the repatriation provisions of the AJCA on companies’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions nor have we determined the related range of income tax effects of such repatriation. We expect to complete that evaluation by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

        In November 2004, the FASB, issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, or SFAS 151, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in Accounting Research Bulletin No. 43 “Restatement and Revision of Accounting Research Bulletins”. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are in the process of evaluating the impact that adoption of SFAS 151 could have but we do not anticipate that such impact will be significant to our financial position or results of operations.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), “Accounting for Stock Issued to Employees,” or APB 25, “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. As originally issued, SFAS 123R would have been effective for periods beginning after June 15, 2005, but this requirement was amended on April 14, 2005 by a new rule from the Securities and Exchange Commission that requires adoption of SFAS 123R by the first fiscal year beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R beginning October 1, 2005, using the modified prospective transition method. Under that method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows, we expect to record substantial non-cash compensation expense that will have a significant, adverse effect on our results of operations. We currently estimate that the effect on our results of operations could be as much as $70 million for fiscal 2006. This is substantially less than the annualized 2005 pro forma effect disclosed in the notes to our financial statements due to the full vesting in 2005 of most of the stock options granted in 2001.

        In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that we are required to recognize a liability for such an obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 will become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. We are evaluating the timing of our adoption of FIN 47 and the potential effect of implementing this interpretation on our financial condition and results of operations.

        In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a Replacement of APB No. 20 and SFAS No. 3”, or SFAS 154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” or APB 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard will not apply generally with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions present in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in fiscal year 2006. We are evaluating the timing of our adoption of SFAS 154 but do not expect that it will have a material effect on our financial condition or results of operations.

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

Factors Affecting Our Future Performance

        The following factors, most of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, could affect our future performance and the price of our stock.

•	Many of our development projects are costly and complex. If our efforts are not completed successfully or in a timely manner, we may not realize the level of sales we had anticipated when we committed to the projects.

We currently have several major development programs under way, including programs to develop integrated circuits for use in mobile phones using the wideband CDMA, or 3G, and EDGE, mobile phone standards and to develop integrated circuits for use in gigabit Ethernet networking applications. These programs require the investment of substantial resources and some involve novel technical challenges and/or highly complex issues. As a result, the successful and timely completion of these projects may be difficult to achieve. If our products take longer to develop than we expect or cannot include all the features we plan, our products may be less attractive to potential customers and we may not realize the level of sales that we anticipated when we committed to the projects. Delays in programs may also affect our relationship with a customer, making the customer less likely to purchase other products from us.

•	In connection with the closure of our manufacturing facility in Orlando, we are pre-building inventory to meet anticipated future demand from customers. If our estimate of future customer demand for these products is too high, we could be left with unneeded inventory that we would have to write off.

We currently plan to permanently discontinue operations at our Orlando manufacturing facility by September 30, 2005. After we discontinue those operations, we will no longer have the capability to produce some of the products previously produced there. In order to minimize the impact on our customers of the closure of this facility, we have estimated our customers’ future demand for these products and are building inventory to meet this anticipated demand. We currently expect that we will have approximately $30 million of pre-built inventory when we cease operations at the facility. If our estimate of our customers’ future need for these products is too high, we may have to write off a portion of the pre-built inventory.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” for additional details.

Item 4. Controls and Procedures

        With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 5.  Other Information

        In our news release issued on July 26, 2005, the calculation of GAAP diluted earnings per share omitted 12 million from the adjusted weighted average shares for the quarter ended June 30, 2005, which resulted in our GAAP diluted earnings per share being overstated by $0.01.

Item 6.  Exhibits

Exhibits

See Exhibit Index.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

Date: August 4, 2005	/s/ JOHN W. GAMBLE, JR.
John W. Gamble, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Description

3.1	Certificate of incorporation (incorporated by reference to Exhibit 3.1.4 to our Report on Form 8-K, filed June 1, 2005)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Report on Form 8-K, filed June 1, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Report on Form 8-K, filed June 1, 2005)

4.4	Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.4 to our Report on Form 8-K, filed June 1, 2005)

4.5	Supplemental Indenture No.1 to the Indenture for our 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.5 to our Report on Form 8-K filed on June 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350