Form 10-K
period 2005-09-30
AGERE SYSTEMS INC
filed 2005-12-12
CIK 1129446

As filed with the Securities and Exchange Commission on December 12, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act). Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 31, 2005 was approximately $2.5 billion, based on the reported last sale prices on the New York Stock Exchange of such equity on such date.

As of December 1, 2005, 179,962,331 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2006 annual meeting of stockholders.

Agere Systems Inc.
Form 10-K
For the Year Ended September 30, 2005

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. Agere disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described in Item 1A.

PART I

Item 1.	Business.

General

We are a leading provider of integrated circuit solutions for a variety of applications, including high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high-speed communications systems and personal computers.

Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Reference designs are complete specifications for products that a customer can use to build an end product, including components, board layouts and software. By using one of our reference designs, a customer can reduce the amount of product design it must perform and the amount of time required to introduce a new product into the market.

We have operating segments that focus on four target markets: Storage, Mobility, Enterprise and Networking and Telecommunications. We have two reportable segments for financial reporting purposes, Consumer Enterprise and Telecommunications. The Consumer Enterprise segment includes the Storage, Mobility and Enterprise and Networking operating segments. Information about each of these groups is provided below. We also have an operations group that manages our manufacturing and supply chain activities.

In fiscal 2005 and fiscal 2004, 17% of our revenue was generated in the United States and 83% was generated outside the United States. See “We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs” in Item 1A. See Item 8 for financial information about our reportable segments and geographic financial information.

In the fourth quarter of fiscal 2005, we ceased operations at our Orlando, Florida, manufacturing facility and sold substantially all of the semiconductor manufacturing equipment at the facility.

We have research and development and manufacturing sites in the United States, Australia, Canada, China, Germany, India, Ireland, Israel, Japan, Korea, Singapore, Spain, Taiwan, Thailand and the United Kingdom. As of September 30, 2005, we had approximately 6,200 employees worldwide, including approximately 500 employees who were expected to go off-roll as a result of the closure of our Orlando, Florida manufacturing facility. We were incorporated in Delaware in 2000 as part of the plan of Lucent Technologies Inc. to spin off its microelectronics business to its stockholders. Lucent completed our spin-off in June 2002.

On May 27, 2005, we reclassified our Class A common stock and Class B common stock into a new, single class of common stock and effected a 1-for-10 reverse stock split.

We maintain an Internet website at http://www.agere.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934

as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

In March 2005, our Chief Executive Officer submitted to the New York Stock Exchange an annual certification stating that he was not aware of any violations of the New York Stock Exchange’s corporate governance listing standards.

Consumer Enterprise Segment

Storage

We sell integrated circuits for hard disk drives, which are used to store data in personal computers, corporate network servers and consumer electronics products such as digital video recorders, digital media players, mobile phones and game consoles.

Our TrueStore® family of storage electronics includes read channels, preamplifiers, motor controllers, disk controllers and firmware, as well as systems-on-a-chip. These are the critical chips required to read, write and protect data.

Read channels convert analog signals that are generated by reading the stored data on the hard disk into digital signals. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1. We also sell pre-amplifiers, or preamps, which are used to amplify the initial signal from the hard disk so the signal can be processed by the read channel. Together, these components are critical to determining the overall performance of a hard disk drive.

Our disk controllers are used to control signal processing and communications functions within the disk drive. We also sell motor controllers, which are used to control functions related to the spinning of the physical storage media.

A storage system-on-a-chip is an integrated circuit that combines the functionality of a read channel and a disk controller in a small, high-performance, low-power and cost-effective package. With these devices, manufacturers of hard disk drives get the performance and design flexibility needed to develop drives with outstanding storage capacity, speed, reliability and power savings.

Consumers are increasingly in need of more storage to manage their digital content — whether it is MP3 files, home videos, digital photographs or downloaded video. As disk drives reach a capacity ceiling using current longitudinal recording techniques, design innovations are required in a disk drive’s heads, media and electronics to deliver more storage. Perpendicular recording increases the amount of storage possible on a disk drive’s platter. In fiscal 2005, we introduced our TrueStore CE family of integrated circuits targeting hard disk drives for portable consumer electronics. These integrated circuits support both horizontal and perpendicular recording, at a performance level that enables hard disk drives to store more data than competing solutions.

Mobility

We sell integrated circuits for use in mobile phones and other wireless data and voice communications products. We offer integrated wireless solutions that include:

•	Digital baseband processors for speech compression and encoding and transmission of voice and data;

•	Conversion signal processors to convert signals between frequencies used in digital signal processors and frequencies used for radio transmission; and

•	Software that controls the communication process.

Several different standards exist for mobile phones. The most prevalent standards are commonly referred to as second generation, or “2G”, standards. Carriers are deploying advancements to their 2G networks that provide customers with higher data rates, thereby enabling services like Internet surfing and e-mail. Some carriers are also beginning to deploy networks based on third generation, or “3G”, standards. These networks offer even higher data throughput, enabling revenue-generating applications, like streaming video, that require higher data rates than 2G networks can provide.

Our mobile phone products support a number of protocols, including General Packet Radio Service, or GPRS, which operates on the second generation Global System for Mobile Communications, or GSM, standard. GPRS provides enhanced data transmission capabilities for GSM mobile phones. We also provide integrated circuits for an extension of GPRS called EDGE. GPRS and EDGE are often referred to as “2.5G” solutions because of the enhanced data rates they provide. We are sampling products that support the wideband Code Division Multiple Access, or W-CDMA, standard. W-CDMA is a third generation, or “3G”, standard. In March 2005, we acquired Modem-Art Ltd., a privately-held developer of advanced processor technology for 3G mobile phone devices as part of our effort to develop 3G solutions. Because it is costly for a carrier to replace its network infrastructure to support 3G service, we expect that many carriers will choose to replace their infrastructure only in high usage areas, and to retain 2.5G infrastructure in lower use areas. To address this, we are developing a 3G solution which is designed to support both W-CDMA and EDGE and to enable consumers to experience 3G data rates in a 3G service area, while providing 2.5G data rates outside of 3G coverage.

In fiscal 2005, we introduced a new generation solution for mainstream EDGE feature phones and Smartphones. This is a dual-core, multi-processor solution that separates communications and applications processing to deliver improved handling of advanced multimedia tasks while ensuring that voice calling is continuously maintained. It delivers high-quality video and audio without requiring costly applications processors or multimedia companion chips. We have been sampling this solution and expect it will be available for volume production in late 2005.

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

Networking Products

We sell custom-designed integrated circuits for use in storage area networks, Ethernet networks and wireless and wireline telecommunications applications. We are developing a family of standard products for high speed data networking applications. These products are intended to address enterprise and client applications for gigabit Ethernet, a high-speed data networking standard that operates at data rates of one billion bits, or one gigabit, per second. We are currently in production with five different products: our single and octal physical layer devices, our fully and lightly managed 48-port switches and our physical layer device controller.

Client Access Products

We sell integrated circuits and associated software for modem products, primarily to leading manufacturers of personal computers, modems and other electronic equipment. We also offer integrated circuits and software for use in packet telephony products that provide access to converged voice and data communications networks.

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

Other Products

We sell custom-designed integrated circuits for use in satellite digital radio receivers. Our integrated circuits process signals received from satellites and ground-based repeaters. In fiscal 2005, we introduced new media server chips that can be used in digital media servers and network-attached storage devices in homes and small businesses to provide central data storage capabilities at a lower cost than a computer server. We also sell integrated circuits for use in other computing applications.

Telecommunications Segment

We offer solutions targeting wireless and wireline access and multiservice communications networks. Our products encompass integrated circuits, software and reference designs that facilitate the transmission and traffic management of voice, video and data signals within communications networks and are used primarily in the following types of equipment:

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

We sell integrated circuit solutions that include integrated circuits supporting SONET/SDH communication standards, broadband aggregation devices, network processing and traffic management devices and digital signal processing (DSP) devices, each of which is described below.

Wireline Telecommunications Equipment Solutions

We sell products designed for wired communications infrastructure. These products are used in high-speed transport networks and in the equipment used to access and interconnect these networks.

Multiservice Network Processing and Traffic Management Devices.    Multiservice network processing and traffic management devices ensure that quality of service and service level agreement specifications are adhered to within wide area networks. Quality of service and service level agreements provide for reliable delivery of voice, video and data services to business and residential customers. These devices process data being sent over the network, providing for classification, traffic policing, queuing, scheduling and shaping of multiservice data.

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

Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide. These services are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are widely used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service that transmit data at 1.544 megabits per second and 44.736 megabits per second, respectively. A megabit is a unit of measurement for data and is equal to approximately one million bits.

SONET/SDH Network Devices.    Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexer. Add-drop multiplexers handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions, or framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within optical networks. A router is an interface, or link, between two networks.

Wireless Telecommunications Equipment

Wireless Infrastructure Devices.    We sell integrated circuit solutions used in wireless infrastructure products, which are primarily cellular base stations and cellular base transceiver stations. Our solutions include digital signal processors for speech compression and encoding and transmission of voice and data and networking products that connect cellular equipment to the wired communications network. Some of these products are standard offerings that are sold to multiple customers and some are customized for a particular customer. The customized offerings may combine our intellectual property with intellectual property from our customer. Many of the multiservice networking devices used in wireline communications infrastructure, including network processors and asynchronous transfer mode, or ATM, traffic management devices, are also used in wireless infrastructure.

In fiscal 2005, we introduced a new telecommunications product platform, TrueAdvantage™, to serve as a building block for intelligent converged access networks and services. The TrueAdvantage family includes hardware and software development tools, application software and reference designs that are intended to help telecommunications equipment makers reduce product development costs, increase their products’ revenue-generating capabilities and accelerate time-to-market. We also announced new TrueAdvantage wireless access solutions that can simultaneously support current and future wireless systems over a single network.

Customers, Sales And Distribution

Customers

We have a globally diverse base of customers, consisting primarily of manufacturers of computer and communications equipment. In fiscal 2005, we sold our products directly to approximately 260 end customers and indirectly, through distributors, to approximately 339 end customers. For some end customers, we deliver the product to, and are paid by, a third party associated with the customer, such as their contract manufacturer. Our top 20 end customers in fiscal 2005, based on revenue, accounted for approximately 80% of our revenue and our top 10 end customers in fiscal 2005, based on revenue, accounted for approximately 67% of our revenue. These amounts include both product revenue and revenue from the licensing of intellectual property. Our top ten end customers in fiscal 2005 were:

Apple Computer, Inc.	NEC Corporation
Cisco Systems, Inc.	Nokia Corporation
Hitachi Global Storage Technologies	Samsung Electronics Co., Ltd.
Lucent Technologies Inc.	Seagate Technology, Inc.
Maxtor Corp.	Toshiba Corporation

In fiscal 2005, our sales to Maxtor represented 15% of our total revenue, our sales to Seagate represented 15% of our total revenue and our sales to Samsung represented 14% of our total revenue. No other customer accounted for 10% or more of our total revenue in fiscal 2005.

Sales and Distribution

We have a worldwide sales organization with approximately 300 employees as of September 30, 2005, located in seven U.S. sales offices and 16 sales offices outside the U.S. We sell our products globally primarily through our direct sales force. To complement our direct sales force, we also sell our products through distributors, which sales in fiscal 2005 represented approximately six percent of our revenue.

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

After we achieve a design win and negotiate the terms of the sale, we deliver our products to our end customers in a number of ways. Our end customers typically have us ship our products to their facilities directly. In some instances, however, our customer may use a contract manufacturer to manufacture and assemble its end product. When our product is being incorporated into an end product being manufactured by a contract manufacturer, we often ship our product directly to the contract manufacturer and receive payment from that contract manufacturer. To determine our sales to particular customers, however, we recognize this type of transaction as a sale to, and revenue from, the end customer. Sometimes a customer for whom we have achieved a design win will have us sell that product to a distributor or trading company from whom the customer then buys our product. We recognize these transactions as indirect sales.

Manufacturing

We had three facilities located in two countries devoted to manufacturing integrated circuits as of September 30, 2005. These sites utilized approximately 687,000 square feet of space dedicated to manufacturing. As of September 30, 2005, we had joint venture wafer fabrication operations in Singapore, while our assembly and test operations were in Singapore and Thailand. Prior to September 30, 2005, we also conducted wafer fabrication operations in Orlando, Florida. As of September 30, 2005, we had approximately 3,100 employees in manufacturing and other functions involved in delivering products to customers. Included in this amount are approximately 500 people who were expected to go off-roll as a result of the closure of the Orlando facility.

Because of the high cost of implementing new manufacturing processes, we have decided to use foundry partners, rather than internal manufacturing capabilities, to produce integrated circuits using newer processes. Our primary foundry partners are Chartered Semiconductor Manufacturing, Ltd. and Taiwan Semiconductor Manufacturing Corporation. We believe that our internal assembly and test operations provide us with a competitive advantage and intend to continue operating those facilities.

We have a joint venture, called Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., that operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. We are entitled to 51% of the managed wafer capacity of the facility. The joint venture agreement may be terminated by either party upon two years’ written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency of either party.

Competition

We sell products designed for communications, consumer electronics and computer equipment manufacturers. Our customers’ products are sold in market segments that are intensely competitive and characterized by:

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
Infineon Technologies AG Marvell Technology Group Ltd. STMicroelectronics N.V. Texas Instruments Incorporated
Broadcom Corp.
Koninklijke Philips
    Electronics N.V.
Freescale Semiconductor, Inc.
QUALCOMM Inc.
Skyworks Solutions, Inc.
STMicroelectronics N.V.
Telefonaktiebolaget LM
    Ericsson
Texas Instruments Incorporated
		Broadcom Corp. Conexant Systems International Business Machines LSI Logic Corp. Marvell Technology Group Ltd. Texas Instruments Incorporated	Applied Micro Circuits Corp. Infineon Technologies AG Intel Corp. Freescale Semiconductor, Inc. PMC-Sierra, Inc. STMicroelectronics N.V. Vitesse Semiconductor Corporation Wintegra, Inc.

Our competitive position varies depending on the market and product areas within these markets. For example, we are number one or two, based on revenue, in many of our product areas, including read channels and systems-on-a-chip for hard disks used in consumer electronics products, integrated circuits for notebook computer modems, digital signal processors for wireless infrastructure, SONET/SDH integrated circuits and wired communications integrated circuits. However, our competitive position is not as strong in the gigabit Ethernet product area, which is a new area for us. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

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

While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, our broad product lines, our customer support and our logistics and planning systems.

Research and development

As of September 30, 2005, our product development team consisted of approximately 2,000 employees. Our research and development expenditures were $462 million, $496 million and $467 million for fiscal 2005, 2004 and 2003, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Patents, Trademarks And Other Intellectual Property

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. We have approximately 5,875 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

•	Integrated circuit and optoelectronic manufacturing processes;

•	Modems, digital signal processors, wireless communications, network processors and communication protocols; and

•	Optoelectronic products including lasers, optical modulators, optical receivers and optical amplifiers.

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

Employees

As of September 30, 2005, we had approximately 6,200 full-time employees, including approximately 500 employees who were expected to go off-roll as a result of the closure of our Orlando manufacturing facility in September 2005. As of September 30, 2005, we had approximately 450 U.S. union-represented employees covered by collective bargaining agreements. Three hundred and seventy of these employees had been assigned to our Orlando manufacturing facility and were expected to go off-roll as a result of the closure of that facility.

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

Backlog

Our backlog, which represents the aggregate of the sales price of orders received from customers for delivery within six months, but not yet recognized as revenue, was approximately $311 million and $447 million on September 30, 2005 and September 30, 2004, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their orders two or three times between initial order and delivery. Our customers’ frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, generally orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where we believe it is in our interest to do so. For these reasons, we believe that our backlog at any given date may not be a reliable indicator of future revenues.

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

Item 1A.	Risk Factors

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

Because our sales are concentrated on a limited number of key customers, our revenue may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

Our customer base is highly concentrated. Our top 10 end customers accounted for approximately 67% of our revenue in fiscal 2005. If any one of our key customers were to decide to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line.

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

The size and number of our competitors vary across our product areas, as do the resources we have allocated to the segments we target. Therefore, many of our competitors have greater financial, personnel, production capacity and other resources than we have in a particular market segment or overall. Competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. These competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share.

Further, some of our competitors are currently selling commercial quantities of products that we are sampling to our customers, that are still in the initial stages of development or that we may develop in the future. By being able to offer these products in commercial quantities before we do, our competitors can establish significant market share, acquire design wins in customer equipment programs and create a market position that we may be unable to overcome once we have completed development and testing of our product.

Our revenue and operating results may fluctuate because we derive most of our revenue from semiconductor devices and the integrated circuits industry is highly cyclical, and because of other characteristics of our business, and these fluctuations may cause our stock price to fall.

We expect to derive most of our revenue from the sale of integrated circuits. Because the integrated circuits industry is highly cyclical, we may experience declines in our revenue that are primarily related to industry conditions and not our products. This industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions.

We focus primarily on winning competitive selection processes to develop products for use in our customers’ equipment. These selection processes can be lengthy. After winning a product design for a customer, that customer may not begin volume production of their equipment for a period of up to two years, if at all. Due to this lengthy design and development cycle, we may experience delays from the time we begin incurring expenses until the time we generate revenue from our products. We have no assurances that our customers will ultimately market and sell their equipment or that such efforts by our customers will be successful. Thus, we may never generate any revenue from our products after incurring significant design and development expenditures.

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

Because the manufacturing costs at our owned and joint venture manufacturing facilities are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. If we do not experience adequate utilization of our manufacturing facilities, our results of operations may be adversely affected. In addition, from time to time, we may have to pay to reserve capacity at third-party manufacturers. If this is the case and we overestimate demand for our products, we may have to pay for capacity that we do not use, and our results of operations may be adversely affected.

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

A joint venture and third parties manufacture all of our wafers for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. We have not wanted to make the significant financial investments necessary for new processes and in the last few years we have relied on contract manufacturers to fabricate products using processes that we did not have internally or at our joint venture manufacturer. We recently discontinued operations at our last wholly-owned wafer fabrication facility and now rely on our joint venture and third-party manufacturers to fabricate all of our wafers. To the extent we rely on joint ventures and third-party manufacturing relationships, we face the following risks:

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

Our efforts may not result in sales that are sufficient for us to recoup our investment, and we may experience higher costs than we anticipated. For example, we may not be able to manufacture our products at a competitive cost, may need to rely on new suppliers or may find that the development efforts are more costly or time consuming than we had anticipated. Our products may support protocols that are not widely adopted. Where we choose to develop capabilities by acquiring another company, we may not be able to integrate the other company successfully into our operations, which may mean that we have difficulty retaining employees from the acquired company or integrating its technology into our products. We may have difficulties entering markets where competitors have strong market positions.

We have recently upgraded our enterprise financial management system, and it is possible that we may have a defect in the design of the system that may result in the generation of incorrect financial information, an adverse impact on the processing of customer orders or some other adverse impact on our business.

We recently upgraded the enterprise-wide computer system that we use to control activities such as the processing of customer orders and accounts, the generation of financial data used in the preparation of financial statements and the handling of employee expense and payroll information. The system is extremely complex because of the wide range of processes that it integrates. Because of the complex nature of the system, it is possible that we will have a flaw in our design of the upgrade that has an adverse impact on our business. While we tested the system before implementing the upgrade, we cannot assure you that our testing would uncover every defect in the design or implementation of the upgrade that might be made. If such a defect did exist in the system after the upgrade, it could have a significant impact on how we conduct our business and we may not be able to mitigate that impact through other actions.

A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

A widespread outbreak of an illness such as severe acute respiratory syndrome, or SARS, or avian influenza, or bird flu, could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of SARS and/or bird flu. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. We have assembly and test and back-office operations as well as our joint venture wafer fabrication facility in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of SARS and/or bird flu have occurred. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our design operations could result in delays in the development of new products. If our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Like other companies in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. From time to time, we receive notices from third-parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. In addition, third-parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm our business and prospects.

We have relatively high gross margin on the revenue we derive from the licensing of our intellectual property, and a decline in this revenue would have a greater impact on our net income than a decline in revenue from the sale of our integrated circuits products.

The revenue we generate from the licensing of our intellectual property has a higher gross margin compared to the revenue we generate from the sale of our integrated circuits products. Although we derive less than 10% of our total revenue from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from the sale of our integrated circuit products.

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

In fiscal 2005, we derived approximately 83% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on non-U.S. suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing outside the United States. Operations outside the United States are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of September 30, 2005, we operated three manufacturing facilities in Singapore and Thailand. We also operated an additional 50 facilities, including research and development facilities and design centers. We had facilities in a total of 20 countries. Our manufacturing facilities were located in Singapore and Thailand. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore, which is predominantly used as a manufacturing site.

Our facilities have an aggregate floor space of approximately 5.5 million square feet, of which approximately 3.9 million square feet, including all of our manufacturing facilities other than our assembly and test facility in Singapore, is owned and approximately 1.6 million square feet is leased. Our lease terms range from monthly leases to ten years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels. We are currently not utilizing approximately 3.1 million of our 5.5 million square feet of this space due to our previous facility consolidation efforts.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

Our executive officers as of December 1, 2005 were as follows:

Name	Age	Position
Richard L. Clemmer	53	President and Chief Executive Officer
Peter Kelly	48	Executive Vice President and Chief Financial Officer
Denis P. Regimbal	44	Executive Vice President, Mobility
Samir F. Samhouri	33	Executive Vice President, Telecom and Enterprise and Networking
Ruediger Stroh	43	Executive Vice President, Storage

Richard L. Clemmer has been our President and Chief Executive Officer since October 2005. Mr. Clemmer has also been a member of our Board of Directors since October 2002. Mr. Clemmer has over 30 years of experience in the technology industry, where he has held a variety of executive, financial and management positions. Between June 2004 and October 2005, he was an active partner at Shelter Capital Partners, a private investment fund. Between 2003 and October 2005, he was Chairman and President of Venture Capital Technology LLC, which was focused on investing in and consulting for technology companies, primarily involved as Chairman of uNav Microelectronics, an emerging global positioning systems chipset company. Between May 2001 and January 2003, he was on the Board and served as an executive at PurchasePro.com, Inc., a provider of electronic procurement and strategic sourcing solutions. Between 1996 and May 2001, Mr. Clemmer was Executive Vice President, Finance and Chief Financial Officer of Quantum Corp., which was a provider of hard disk drives and other storage solutions. Prior to Quantum, Mr. Clemmer served at Texas Instruments Incorporated for over 20 years, including between 1988 and 1996 as Senior Vice President and Chief Financial Officer of Texas Instruments’ Semiconductor Group. Mr. Clemmer is a director of i2 Technologies, Inc.

In September 2002, while Mr. Clemmer was Chairman, Chief Executive Officer and Chief Financial Officer of PurchasePro, having been asked to take over from prior management, PurchasePro filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in connection with an agreement to sell substantially all of its assets.

Peter Kelly has been our Chief Financial Officer since August 2005. Prior to that, he had been Executive Vice President, Operations Group, since October 2001 and Vice President of Operations for Integrated Circuits from September 2000 to October 2001. Mr. Kelly joined the business in 2000 from Fujitsu-ICL Systems Inc., a joint venture of ICL and Fujitsu that provided computer systems and services to retailers and banks, where he was Executive Vice President and Chief Operating Officer. Mr. Kelly had been with Fujitsu-ICL for six years. Mr. Kelly is a director of Plexus Corp.

Denis P. Regimbal has been the head of our Mobility group since December 2005. Prior to that, he was the head of our Telecommunications group from August 2004 to December 2005, Vice President and General Manager of the Media Connectivity Division from July 2003 to July 2004, Vice President of Strategy for the Client Systems Group from March 2003 to July 2003, Vice President of sales and applications for Europe, Middle East and Africa from September 2001 to March 2003 and General Manager of the Wireless Infrastructure Division from 1999 to September 2001. Prior to joining the business in 1988, Mr. Regimbal held several management positions with Analog Devices, Inc. and Intel Corporation.

Samir F. Samhouri has been the head of our Telecommunications group since December 2005 and the head of our Enterprise and Networking group since September 2005. Previously, Mr. Samhouri was the head of our Ethernet Division from December 2004 to September 2005, Vice President of marketing, applications and product line management for the Telecommunications Division from January 2002 to December 2004 and General Manager for network communications intellectual property from 2000 to January 2002.

Ruediger Stroh has been the head of our Storage group since November 2005. Since August 2004, he has been a director, and from August 2004 until November 2005, he was Chief Executive Officer, of Intematix Inc., a nano and thin film materials design and manufacturing company. From November 2003 to November 2005, he was an active principal of RST Partners, a technology consulting firm. From February 2003 through November 2003, he was President and Chief Executive Officer and a director of Trebia Networks Inc., a storage area networking chipset company. From April 2001 to January 2003, Mr. Stroh was President and Chief Executive Officer and a director of Systemonic Inc., a wireless local area networking chipset company. Prior to that, he held a number of management positions at Infineon Technologies Corporation.

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

On May 27, 2005, we reclassified our Class A common stock and Class B common stock into a new, single class of common stock and effected a 1-for-10 reverse stock split. The new class of common stock trades under the symbol “AGR” on the New York Stock Exchange. The high and low sale prices for our common stock for each quarter during our last two full fiscal years are set forth below, as reported in the consolidated transaction reporting system and as adjusted to give retroactive effect to our 1-for-10 reverse stock split:

Fiscal 2004	High	Low
Quarter ended December 31, 2003
Class A common stock	$44.50	$27.00
Class B common stock	$37.50	$25.60
Quarter ended March 31, 2004
Class A common stock	$41.40	$28.90
Class B common stock	$38.80	$28.30
Quarter ended June 30, 2004
Class A common stock	$34.60	$19.80
Class B common stock	$33.30	$18.90
Quarter ended September 30, 2004
Class A common stock	$23.00	$10.00
Class B common stock	$21.70	$8.90

Fiscal 2005
Quarter Ended December 31, 2004
Class A common stock	$15.40	$10.70
Class B common stock	$14.90	$10.40
Quarter ended March 31, 2005
Class A common stock	$16.90	$12.60
Class B common stock	$16.90	$12.50
Quarter ended June 30, 2005
Class A common stock (April 1, 2005 through May 27, 2005)	$14.60	$11.00
Cass B common stock (April 1, 2005 through May 27, 2005)	$14.30	$11.00
Common stock (May 31, 2005 through June 30, 2005)	$13.65	$10.85
Quarter ended September 30, 2005
Common stock	$12.98	$9.63

As of November 28, 2005, there were approximately 1.85 million record and beneficial holders of our common stock.

Dividend Policy

We have never declared or paid and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

See Item 12 for information about our equity compensation plans.

Item 6.	Selected Financial Data

The following table sets forth selected financial information for our company. The financial information for the years ended September 30, 2005, 2004, and 2003, and as of September 30, 2005 and 2004, has been derived from our audited financial statements included elsewhere in this report. The financial information for the year ended September 30, 2002 and 2001 and as of September 30, 2003, 2002 and 2001 has been derived from our audited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and the related notes in Item 8.

	Year Ended September 30,
(Dollars in millions except per share amounts)	2005 (1)	2004 (1)	2003	2002 (2)	2001
Statement of operations information:
Revenue	$1,676	$1,912	$1,839	$1,923	$2,886
Gross profit	664	866	579	494	915
Loss from continuing operations	(8)	(90)	(371)	(803)	(1,454)

Basic and diluted earnings (loss) per share: (3) (4)
Loss from continuing operations	$(0.04)	$(0.52)	$(2.23)	$(4.90)	$(10.90)
Weighted average shares outstanding — basic and diluted (thousands)	177,775	171,248	166,699	163,720	133,428

	September 30,
	2005	2004	2003	2002 (2)	2001
Balance sheet information:
Total assets	$1,881	$2,272	$2,388	$2,864	$6,562
Short-term debt	—	147	195	197	2,516
Long-term debt	372	420	451	486	33

(1)	During fiscal 2005 and fiscal 2004 we recorded reversals of tax and interest contingencies of $120 million and $86 million, respectively, resulting from settlements of certain prior year tax audits. This relates to the company’s tax sharing agreement with Lucent and covers periods the company operated as either a division of AT&T Corp. or Lucent. In fiscal 2005 we also recorded a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax.

(2)	During fiscal 2002, our short-term debt decreased significantly as we repaid $2.5 billion of borrowings under a credit facility. Also, our total assets decreased significantly as we used $1.6 billion of cash on hand to partially repay the credit facility and recorded significant impairments of property, plant and equipment, as well as goodwill and acquired intangible assets.

(3)	On May 27, 2005, we reclassified our Class A common stock and Class B common stock into a new single class of common stock, and effected a 1-for-10 reverse stock split. All per share and share amounts have been restated to reflect the reverse stock split. Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period.

(4)	The weighted average number of common shares outstanding on a historical basis includes retroactive recognition to October 1, 2000 of the 103,510,000 shares owned by Lucent prior to our initial public offering in fiscal 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Item 8. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and Item 1A — Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a leading provider of integrated circuit solutions for a variety of applications, including high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. We also generate revenue from the licensing of intellectual property.

Our business is organized into operating segments that focus on four key markets: Storage, Mobility, Enterprise and Networking, and Telecommunications. We have two reportable segments, Consumer Enterprise and Telecommunications. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer Enterprise segment includes the Storage, Mobility and Enterprise and Networking operating segments. Storage targets computing and consumer electronic devices that need high capacity storage and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets the data networking equipment market and also provides solutions for consumer communications applications. The Telecommunications segment targets the telecommunications network equipment market and provides integrated circuit solutions for wireless and wireline infrastructure.

On March 8, 2005, we acquired Modem-Art Ltd., a privately held developer of advanced processor technology for third generation, or 3G, mobile communications for $144 million in common stock and cash. We issued common stock valued at $113 million and paid $31 million in cash in exchange for all the outstanding shares of Modem-Art. This acquisition complements our existing mobile phone products, and enhances our ability to address the rapidly evolving cellular technologies with integrated chips and software for today’s 3G market and widely anticipated future demand for High Speed Downlink Packet Access, or HSDPA technology.

On May 27, 2005 we reclassified our Class A common stock and Class B common stock into a new, single class of common stock and effected a 1-for-10 reverse stock split.

On October 26, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock.

Operating Environment

Our business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as mobile phones, enterprise networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results. Also, several customers have each recently accounted for more than 10% of our revenues. In fiscal 2005, each of Maxtor and Seagate represented 15% of our revenue and Samsung represented 14% of our revenue. In fiscal 2004 and 2003, sales to Maxtor represented 16% and sales to Seagate represented 12% of our revenue.

As our revenue declined over the last few years, we determined on several occasions that we needed to reduce our cost structure. As a result, we implemented programs to reduce our headcount, consolidate our operations into fewer facilities and reduce our owned manufacturing capacity, including exiting our optoelectronic components business, selling several non-core businesses and reducing our capital spending.

The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. Because we do not want to make the financial investments necessary for future processes, we have increased our reliance on third-party contract manufacturers to make integrated circuits for us, as we transition to new technologies. We refer to this strategy as our “fab-lite” strategy. We believe this strategy will lead to lower capital expenditures, fixed costs and process development expenses than if we continued to invest in new manufacturing facilities. As part of this strategy, we have closed our manufacturing facilities in Madrid, Spain; Orlando, Florida; and Allentown and Reading, Pennsylvania.

When we ceased operations at our Orlando facility in September 2005 we had pre-built inventory of $28 million to meet our estimates of our customers’ future demand for products we will no longer have the capability to produce. We expect to sell the majority of this inventory during fiscal 2006, with the remainder being sold by the end of fiscal 2007.

Restructuring and Decommissioning Activities

We implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations and, on September 30, 2005, we had restructuring reserves related to three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

Our second restructuring program was announced on September 23, 2004, and consists of a further resizing of our business to align the cost structure with revenue projections. As part of this program, we reduced our workforce by approximately 550 employees across the business, including administrative functions, sales, marketing, product development and manufacturing support, and exited our standalone wireless local area networking chipset, or WiFi, business, our radio-frequency power transistor, or RF power, business, and all operations in the Netherlands. This restructuring is substantially complete.

Our third restructuring program was announced on September 29, 2004, and relates to the closure of our Orlando wafer manufacturing facility. In September 2005, we ceased operations in the Orlando facility. Approximately 530 people were employed at the facility on September 30, 2005, the majority of which are expected to be off roll by December 31, 2005. We currently estimate that our costs in fiscal 2006 will be $80 million lower than if the facility was still in operation.

As a result of our restructuring activities, we recorded a charge of $18 million for the year ended September 30, 2005, classified within restructuring and other charges — net. The net charge for the year ended September 30, 2005 is comprised of $1 million of net charges related to workforce reductions, $2 million related to facility lease terminations, $14 million of other charges, $11 million of which related primarily to decommissioning activity and relocation of employees and equipment at locations other than Orlando, and $3 million of which related to Orlando decommissioning activities, $5 million of non-cash charges related to the impairment of assets, primarily related to our Singapore operations, and $4 million related to the reversal of a non-cash charge for a pension liability in the Netherlands. In addition, within gross margin we recorded $139 million of restructuring related charges for the year ended September 30, 2005, of which $120 million resulted from increased depreciation, $16 million is related to inventory and purchase commitment charges, and $3 million relates to other charges. The increased depreciation is due to the shortening of the estimated useful lives of assets resulting from our Orlando restructuring actions. Of the inventory and purchase commitment charges, $11 million is the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses, and $5 million relates to commitments related to our Orlando facility. For additional details regarding our restructuring activities, see Note 4 to our financial statements in Item 8.

In addition, in the fourth quarter of fiscal 2005, we developed plans to resize and discontinue some of our shared business support groups. As a result, we have recorded a charge of $5 million related to workforce reductions within Restructuring and Other Charges — net.

During fiscal 2004, we recorded a charge of $37 million for an asset retirement obligation related to the decommissioning of our former manufacturing facilities in Allentown and Reading, classified within restructuring and other charges — net. We also recorded $160 million for net restructuring and related charges, classified within restructuring and other charges — net. The net charges for fiscal 2004 include $132 million related to workforce reductions and $28 million related to other restructuring and related charges including facility lease terminations, asset impairments, and other charges, including relocation of employees and equipment. In addition, within gross margin we recorded $7 million of restructuring related charges during fiscal 2004, of which $5 million resulted from increased depreciation. This increased depreciation is due to the shortening of estimated useful lives of certain assets in connection with our restructuring actions.

We recorded net restructuring and related charges of $131 million within continuing operations for the year ended September 30, 2003, classified within restructuring and other charges — net. We also recorded restructuring related costs within continuing operations in gross profit of $103 million for fiscal 2003, of which $71 million resulted from increased depreciation.

To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $2 million in additional cash charges during fiscal 2006, related primarily to the relocation of employees. We also estimate that we will spend an additional $1 million for capital expenditures primarily related to the decommissioning of our former manufacturing facility in Allentown during the first quarter of fiscal 2006. To complete our exit from manufacturing operations at our Orlando facility, we estimate that we will have a total future cash outlay of approximately $38 million. Included in this amount are cash charges of $31 million related to the shutdown of the facility, of which we expect to pay $25 million in fiscal 2006 and $6 million in fiscal 2007. We also estimate that we will pay $3 million in the first quarter of fiscal 2006 related to equipment disposition costs. This amount was previously recognized in restructuring and other charges — net in the fourth quarter of fiscal 2005. We will also pay approximately $4 million in the first quarter of fiscal 2006 related to purchase commitments which were previously recorded in gross margin in the fourth quarter of fiscal 2005. We also anticipate that we will pay a total of approximately $3 million related to our 2005 business resizing, of which $2 million and $1 million are expected to be paid in fiscal 2006 and 2007, respectively. These restructuring related charges were previously recognized in restructuring and other charges — net in the fourth quarter of fiscal 2005.

On September 13, 2005, we entered into an agreement to sell the majority of the equipment at our Orlando facility for $89 million, which is $19 million more than previously estimated. In the fourth quarter of fiscal 2005, we incurred a non-cash charge of $19 million related to increased depreciation. This charge was $19 million lower than previously expected as we adjusted our estimated salvage value related to the equipment as a result of the proceeds from the sale of Orlando equipment. We are also looking for a buyer for the land and buildings at the Orlando facility and we anticipate that we will receive cash proceeds of approximately $10 million for these assets.

We expect that our future cash requirements to complete these restructuring and restructuring related programs will be approximately $72 million. This amount includes amounts in the restructuring reserve at September 30, 2005 and the estimated future cash charges and payments associated with our 2001 restructuring actions, 2004 business resizing, closure of Orlando and 2005 business resizing.

On October 26, 2005, we announced that we are considering additional actions that would further improve profitability and consolidate our operations. Although we have not finalized our plans, we currently anticipate that we will incur additional charges of approximately $20 million to $25 million related to these actions, of which approximately $15 million to $20 million will be cash charges.

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

Tax Valuation Allowance

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not to be realized. Since 2001, we established a full valuation allowance against our U.S. net deferred tax assets excluding deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance because of our continuing losses and our long term financial forecast has enough uncertainty that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The majority of our tax contingencies were transferred to us from Lucent as part of our separation from Lucent and reflect our potential exposures under our tax sharing agreement with Lucent. We believe our tax contingencies are reasonable although the accruals may change in the future due to new developments with each issue. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

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

We reassess our retirement benefit plan assumptions on an annual basis or more frequently if changes in circumstance indicate a re-evaluation of assumptions is required. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. These assumptions are discussed below.

To select a discount rate for our retirement benefit plans, we use a modeling process that involves selecting a portfolio of bonds that will match the expected cash outflows of our benefit plans. We use the average yield of this hypothetical portfolio as a discount rate benchmark. In our model, we use a portfolio of fixed-income debt instruments rated AA- or better and with maturities matching the expected timing of the benefit obligation. We extrapolate values for any year in which an actual bond matching the needed criteria is not available in the financial market place. In fiscal 2005, we used discount rates of 6.0% and 5.5% to determine our net periodic benefit cost and our benefit obligation, respectively. This is a decrease from the rates used in prior years. In fiscal 2004, we used discount rates of 6.25% and 6.0% to determine our net periodic benefit cost and our benefit obligation, respectively. In fiscal 2003 we used a discount rate of 6.25% for the determination of both our net periodic benefit cost and our benefit obligation for U.S. retirement benefit plans.

We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. For fiscal 2005, we increased the weighted-average long-term rate of return on assets to 8.0% and 8.25% for the represented and management pension plans, respectively. For fiscal 2004, we reduced the weighted-average long-term rate of return on assets to 7.75% from 8.0% in fiscal 2003 for our U.S. retirement benefit plans. The target investment policy was changed in August 2004 to a mix of 57% equity and 43% debt instruments for the management pension plan and 48% equity and 52% debt instruments for the occupational pension plan. The weighted average target investment portfolio allocation for our U.S. management and occupational pension plans is 53% in equity and 47% in debt investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligation. For fiscal 2006, we are using an expected rate of return on plan assets of 8.0% and 8.25% for the represented and management pension plans, respectively, consistent with the target investment portfolio allocation.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension benefit obligation. Each change of 25 basis points in the discount rate assumption would have an estimated $2 million impact on annual net retirement benefit costs and a $47 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $3 million annual impact on net retirement benefit costs.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events and circumstances indicate that there may be an impairment. The test involves a two-step process. The first step requires us to compare the fair value of the reporting unit to its carrying value including goodwill. The fair value of the reporting unit is calculated using discounted expected future cash flows. If the fair value is less then the carrying value, a potential impairment exits and the second step of the process is performed. The second step requires us to calculate the excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets other than goodwill. If this excess, referred to as the implied fair value of the goodwill, is less than the carrying value of the goodwill, an impairment exists and is recorded. Our estimates of future cash flows are dependent upon many factors, including general economic trends, industry trends, technological developments and customer demand. It is reasonably likely that future cash flows associated with these assets may exceed or fall short of our current estimates, in which case a different amount for an impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimates of future cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying value of the goodwill.

Purchased In-process Research and Development

In connection with the acquisitions of Modem-Art Ltd. and TeraBlaze, Inc., a portion of each purchase price was allocated to purchased in-process research and development. In analyzing these acquisitions, we made decisions to buy technology that had not yet reached commercialization rather than develop the technology internally. We relied on factors such as the amount of time it would take to bring the technology to market and our own resource allocation in making these decisions. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was immediately expensed at acquisition.

We estimated the fair value of the in-process research and development for these acquisitions using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rates was based on consideration of our weighted average cost of capital, as well as other factors known at the time, including the projected useful life of each technology, profitability levels of each technology, the uncertainty of technology advances and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represented fair value and did not exceed the amount a third party would have paid for the projects.

Set forth below are descriptions for the major acquired in-process research and development projects and our assumptions in connection with these acquisitions.

Modem-Art Ltd.

On March 8, 2005, we acquired Modem-Art, a developer of advanced processor technology for 3G mobile communications, for $144 million. We issued common stock valued at $113 million and paid $31 million in cash in exchange for all the outstanding shares of Modem-Art. On the date of acquisition, we expensed $55 million of the purchase price as in-process research and development.

At the date of acquisition, Modem-Art did not have any developed technology. Its projects underway were a 3G single-mode chipset, a variant of the single-mode chipset, which when combined with our software and advanced second generation, or 2.5G, chipset incorporating GPRS and Enhanced Global Rates for Global Evolution, or EDGE, can fulfill the requirements of dual-mode 2.5G and 3G, and the development of HSDPA technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The in-process research and development allocated to these projects was $12 million, $10 million and $33 million, respectively. These projects ranged from 10% to 90% complete at the time of acquisition and are expected to be completed through fiscal 2007. Projected net cash flows attributable to these projects, assuming successful development, were discounted to net present value using discount rates of 30% for the single-mode project, 35% for the dual-mode project and 40% for the HSDPA project.

The 3G single-mode chipset is intended to permit mobile handsets to operate on a 3G network only and will not have the capability to switch to mobile phone networks based on other technologies such as 2.5G when outside of a 3G network range. We believe there will be few stand-alone markets for 3G networks because we expect telecommunications carriers to limit their 3G networks to high usage areas. As a result of this limited market opportunity, we anticipate that the 3G single-mode technology will derive most of its value as a building block for other projects involving 3G technology, including our dual-mode and HSDPA projects. We estimate that, as of the date of acquisition, the single-mode project was approximately 90% complete. As of September 30, 2005, we estimate that this project was approximately 95% complete and our current estimate of the costs to complete the project is less than $1 million.

The dual-mode technology will enable mobile handsets to maintain high GPRS and EDGE data rates when outside 3G coverage. This technology will also integrate baseband processing and power management, resulting in lower power consumption. This solution is expected to be compatible with a large range of mobile handsets from entry-level to high-end solutions, and is expected to support multimedia features such as speakerphone, music playback, video playback and memory card capabilities. The dual-mode technology is also expected to be used in future technologies, such as HSDPA. We estimate that, as of the date of acquisition, this project was approximately 50% complete. As of September 30, 2005 we estimate that this project was approximately 90% complete and our current estimate of the costs to complete the research and development efforts is approximately $4 million. The remaining development effort is primarily standards compliance and field testing the product. We expect to begin generating revenues from this product during the first half of fiscal 2006.

HSDPA technology will be an upgrade to existing wideband CDMA networks and is being designed to support significantly higher data throughput speeds on the downlink from base stations to mobile phones. This technology also represents a significant improvement to the dual-mode technology, with greater memory and expected data rates. We expect that we will be able to use the HSDPA technology in future generations that target data rates of 3.6 megabits per second and higher. We estimate that, as of the date of acquisition, this project was approximately 10% complete. As of September 30, 2005 we estimate that this project was approximately 50% complete and our current estimate of the costs to complete the research and development efforts is approximately $5 million. The remaining research and development efforts include layout, mask set, firmware, integration and testing the product. We anticipate we will begin generating revenues from this product during the first half of fiscal 2007.

TeraBlaze, Inc

On December 31, 2003, we acquired TeraBlaze, Inc., a developer of gigabit Ethernet switching solutions, for $21 million in Agere common stock. On the date of acquisition, we expensed $13 million of the purchase price as in-process research and development.

At the date of acquisition, TeraBlaze did not have any developed technology. It had one project underway to develop gigabit Ethernet switching solutions. We expected to use this switch-on-a-chip technology to provide single-chip gigabit Ethernet solutions to equipment providers addressing small office, home office and enterprise applications. Based on the complexity and specific nature of this technology, there was no specific alternative future use for this technology. In determining the fair value of the project we used a discount rate of 40%, which reflected the development stage of the technology and risks associated with attaining full technological and commercial feasibility. As of the acquisition date, this project was estimated to be 70% complete, based on time, man-months completed and functionality. This project was completed during fiscal 2005 and we began generating revenues from this product in the fourth quarter of fiscal 2005.

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

Our exit from the optoelectronic components business was completed as a result of these two sales. See Note 16 to our financial statements in Item 8 for additional details.

Results of Operations

Fiscal year ended September 30, 2005 compared to fiscal year ended September 30, 2004

The following table shows our revenue and the change in revenue both in dollars and in percentage terms, by segment:

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Revenue by Segment:
Consumer Enterprise:
Storage	$620	$635	$(15)	(2)%
Mobility	364	496	(132)	(27)
Enterprise & Networking	436	513	(77)	(15)
Consumer Enterprise	1,420	1,644	(224)	(14)
Telecommunications	256	268	(12)	(4)
Total Revenue	$1,676	$1,912	$(236)	(12)%

Revenue:    Revenue was $1,676 million, a decrease of 12% or $236 million from $1,912 million in fiscal 2004. Product revenue of $1,525 million in fiscal 2005 is a decrease of $241 million versus fiscal 2004, and revenue from the licensing of intellectual property of $151 million is an increase of $5 million versus fiscal 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analysis. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

In the Consumer Enterprise segment, revenue was $1,420 million in fiscal 2005, a decrease of 14% or $224 million, from $1,644 million in fiscal 2004. Product revenue was $1,300 million in fiscal 2005, a decrease of $229 million from $1,529 million in fiscal 2004. Revenue from the licensing of intellectual property was $120 million in fiscal 2005, a $5 million increase from $115 million in fiscal 2004. The components of Consumer Enterprise segment revenue are discussed below.

In Storage, revenue was $620 million in fiscal 2005, a decrease of $15 million from $635 million in fiscal 2004. Product revenue was $576 million in fiscal 2005, an $11 million decrease from $587 million in fiscal 2004. Revenue from the licensing of intellectual property was $44 million in fiscal 2005, a $4 million decrease from $48 million in fiscal 2004. The product revenue decline was driven by pricing pressures across all applications, and volume decreases in disk controllers, motor controllers and read channels, as they reached the mature stage of the product life cycle. These decreases were partially offset by volume increases in pre-amplifiers and system-on-a-chip and improved product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the prior fiscal year.

In Mobility, revenue was $364 million in fiscal 2005, a decrease of $132 million from $496 million in fiscal 2004. Product revenue was $326 million in fiscal 2005, a $140 million decrease from $466 million in fiscal 2004. Revenue from the licensing of intellectual property was $38 million in fiscal 2005, an $8 million increase from $30 million in fiscal 2004. The product revenue decrease was mainly the result of an $87 million decrease in 3G sales, primarily 3G custom chipsets, and a $35 million decrease in WiFi sales following our decision to exit that business. We also experienced pricing declines throughout the remaining applications.

In Enterprise and Networking, revenue was $436 million, a decrease of $77 million from $513 million in fiscal 2004. Product revenue was $398 million in fiscal 2005, a $78 million decrease from $476 million in fiscal 2004. Revenue from the licensing of intellectual property was $38 million in fiscal 2005, a $1 million increase from $37 million in fiscal 2004. The decrease in product revenue was attributable to weakening demand for custom networking products, including a shift in overall mix as we sold more lower-priced custom chips as a percentage of revenue compared to the prior fiscal year. In addition, we experienced pricing pressures across most product applications and volume decreases in analog modem solutions. These decreases were partially offset by increased demand for satellite radio chip-sets and custom computing and consumer solutions.

In the Telecommunications segment, revenue was $256 million, a decrease of $12 million from $268 million in fiscal 2004. Product revenue was $225 million in fiscal 2005, a $12 million decrease from $237 million in fiscal 2004. Revenue from the licensing of intellectual property was $31 million in both fiscal 2005 and fiscal 2004. The decrease in product revenue was primarily attributable to volume decreases in mature aggregation and physical layer devices, digital signal processors and multi-service switching fabrics. In addition, we experienced price declines throughout most applications. These decreases were partially offset by improved product mix, as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to fiscal 2004.

Costs and gross margin:    Costs were $1,012 million for fiscal 2005, a decrease of $34 million from $1,046 million in fiscal 2004. Gross margin as a percent of revenue decreased 5.7 percentage points to 39.6% in the current year from 45.3% in the prior year. The decrease in gross margin percentage is primarily driven by an increase in restructuring related costs, primarily related to the closing of our Orlando facility of $139 million in 2005, compared to $7 million in 2004. The increase in restructuring related costs resulted in an 8.0 percentage point decrease to gross margin in fiscal 2005 compared to fiscal 2004. In addition, we experienced price declines throughout most of the business. These decreases in gross margin were partially offset by lower cost of purchased material from our joint venture manufacturer, lower internal manufacturing costs, and increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue.

Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. See Note 15 to our financial statements in Item 8 for additional segment information. The segment gross margin for Consumer Enterprise was 43.2% in fiscal 2005, an increase of 1.8 percentage points from 41.4% in fiscal 2004. The primary driver of the gross margin increase was lower cost of purchased material at our manufacturing joint venture, lower internal manufacturing costs primarily resulting from our restructuring actions announced in September 2004 and a higher percentage of revenue from the licensing of intellectual property which has a higher gross margin than product revenue. These improvements were somewhat offset by price declines throughout the segment. The segment gross margin for Telecommunications was 73.8% in the current year, an increase of 2.2 percentage points from 71.6% in the prior year. Improvements were realized due to lower internal manufacturing costs, a higher percentage of total revenue from the licensing of intellectual property and lower cost of purchased material at our manufacturing joint venture. Partially offsetting these increases to gross margin were price declines throughout most of the segment.

Selling, general and administrative:    Selling, general and administrative expenses decreased 14% or $38 million, to $234 million in fiscal 2005 from $272 million in fiscal 2004. The decrease is due to lower salary, benefit and other expenses throughout all corporate and business support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expenses. These decreases were partially offset by costs incurred in the current year of $4 million for the reverse stock split, a $3 million charge recognized in connection with a default on a lease we guaranteed, and increased bad debt expenses.

Research and development:    Research and development expenses decreased 7% or $34 million, to $462 million in fiscal 2005 from $496 million in fiscal 2004. The reduction was driven by cost saving initiatives implemented through our restructuring programs, including $13 million of lower design expenses resulting from the decision to exit the wireless local area networking business, $16 million of lower design expenses for telecommunications applications, and lower information technology, test center, and design platform expenses. These decreases were partially offset by increases in design and mask expenses for storage, ethernet and enterprise and networking applications.

Purchased in-process research and development:    In-process research and development was $55 million in fiscal 2005 due to the acquisition of Modem-Art and $13 million in fiscal 2004 due to the acquisition of TeraBlaze. See “Purchased In-Process Research and Development” for additional details.

Restructuring and other charges — net:    Net restructuring and other charges decreased 88% or $173 million to $24 million in fiscal 2005 from $197 million in fiscal 2004. See Note 4 to our financial statements in Item 8 for additional details.

Other income — net:    Other income — net decreased by 13% or $1 million to $7 million in fiscal 2005 compared to $8 million in the prior year. The decrease is primarily due to a $5 million increase in our loss from our equity investment in Silicon Manufacturing Partners Pte, Ltd., or SMP, and the absence in fiscal 2005 of a

$4 million gain on the sale of an investment recognized in fiscal 2004. These decreases were almost entirely offset by an $8 million increase in interest income.

Interest expense:    Interest expense decreased 33% or $14 million, to $29 million in fiscal 2005 from $43 million in fiscal 2004. The reduction is primarily due to the repayment of our accounts receivable securitization facility in October 2004, and to a lesser extent, due to lower interest expense on capital lease obligations.

Provision for income taxes:    For fiscal 2005, we recorded a benefit for income taxes of $122 million on a pre-tax loss of $130 million, yielding an effective tax rate of 94.1%. This rate differs from the U.S. statutory rate primarily due to: recording a reversal of $120 million for tax and interest contingencies for U.S. audit settlements related to tax years that we operated as a division of AT&T Corp. or Lucent Technologies Inc.; recording a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax; recording a provision for taxes related to profitable non-U.S. jurisdictions and non-U.S. withholding taxes; recording of deferred taxes on indefinite-lived goodwill intangibles, and; the recording of a valuation allowance against U.S. net deferred tax assets and Singapore losses.

For fiscal 2004, we recorded a benefit for income taxes of $60 million on a pre-tax loss from continuing operations of $150 million, yielding an effective tax rate of 40.2%. This rate differs from the U.S. statutory rate due to: the recording of an $86 million reversal for tax and interest contingencies resulting from settlements of certain prior year tax audits; the recording of taxes related to non-U.S. jurisdictions; the impact of non-tax deductible in-process research and development expenditures related to the acquisition of TeraBlaze, and; the recording of a full valuation allowance against U.S. net deferred tax assets. The $86 million reversal of tax and interest contingencies recorded in fiscal 2004 relates to our tax sharing agreement with Lucent and covers the settlement of periods we operated as a division of either AT&T or Lucent.

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

Revenue:    Revenue was $1,912 million, an increase of 4% or $73 million from $1,839 million in fiscal 2003. Product revenue of $1,766 million in fiscal 2004 is a $54 million increase from fiscal 2003, and revenue from the licensing of intellectual property of $146 million was an increase of $19 million from fiscal 2003. The revenue discussion below is qualitative in nature as it pertains to price and volume analysis. Traditional price and volume analysis is not practicable due to the diversity of our product lines and rapid evolution of technology, including the continuous integration of additional functionality on a single integrated circuit.

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

In Mobility, revenue was $496 million in fiscal 2004, an increase of 19% or $79 million from $417 million revenue in fiscal 2003. Product revenue was $466 million in fiscal 2004, an increase of $75 million from $391 million in fiscal 2003. The product revenue increase was driven by the continued initial deployment of custom chipsets based on the 3G standard and an increase in demand for our GPRS-based solution. Although we had an annual increase in revenue from the sales of 3G custom chipsets, demand for this solution fluctuated during the fiscal year and declined sequentially in the fourth quarter due to an initial ramp to have adequate supplies of 3G chipsets available for the launch of 3G phones by our customer and then subsequent inventory issues. This increase in demand for our mobile phone solutions was partially offset by $101 million of lower revenues in wireless local area networking, primarily as a result of lower demand for our 802.11b solutions, and pricing pressures for our GPRS-based mobile phones solutions. Additionally, revenue from the licensing of intellectual property was $30 million in fiscal 2004, an increase of $4 million from $26 million in fiscal 2003.

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

Costs and gross margin:    Costs were $1,046 million in fiscal 2004, a decrease of 17% or $214 million, from $1,260 million in fiscal 2003. Gross margin as a percent of revenue increased 13.8 percentage points to 45.3% in fiscal 2004 from 31.5% in fiscal 2003. The 13.8 percentage point improvement is the result of improved manufacturing yields, higher manufacturing utilization due to increased volumes and fewer manufacturing facilities, and a $96 million decrease in restructuring related costs, as we completed the closure of our Allentown manufacturing facility. These improvements were offset slightly by pricing pressures in some applications in each of the four segments.

Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is gross margin, exclusive of restructuring related charges included in costs. Gross margin in the Consumer Enterprise segment was 41.4% in fiscal 2004, an increase of 9.5 percentage points from 31.9% in fiscal 2003. This increase was primarily driven by higher manufacturing utilization, improved manufacturing yields and by higher revenue from the licensing of intellectual property offset by increased product engineering cost. Gross margin in the Telecommunications segment was 71.6% in fiscal 2004 and 72.0% in fiscal 2003. The .4 percentage point decrease is driven by higher inventory provisions which was almost entirely offset by improvements resulting from higher manufacturing utilization.

Selling, general and administrative:    Selling, general and administrative expenses decreased 7% or $22 million to $272 million in fiscal 2004 from $294 million in fiscal 2003. The decrease is due to expense reductions as a result of restructuring actions primarily in information technology, with lesser reductions in worldwide sales and other corporate functions.

Research and development:    Research and development expenses increased 6% or $29 million to $496 million in fiscal 2004 from $467 million in fiscal 2003. The increase was due to $43 million in higher design-related investments and increased headcount related to product development, partially offset by $13 million in lower investment in silicon manufacturing process research due to our reduced focus on developing new internal manufacturing capabilities and $6 million lower outside contractor expenses as we moved work to Agere employees.

Purchased in-process research and development:    Purchased in-process research and development expense for fiscal 2004 was $13 million due to our acquisition of TeraBlaze. in the first quarter of fiscal 2004. There was no purchased in-process research and development expense for fiscal 2003. See Note 5 to our financial statements in Item 8 for additional details.

Restructuring and other charges — net:    Net restructuring and other charges increased 50% or $66 million to $197 million in fiscal 2004 from $131 million in fiscal 2003. See Note 4 to our financial statements in Item 8 for additional details.

Gain on sale of operating assets — net.    Gain on sale of operating assets — net decreased $17 million to $4 million in fiscal 2004 from $21 million in fiscal 2003. In fiscal 2003 we recognized a $16 million gain on the sale of our analog line card business, which had previously been deferred.

Other income — net:    Other income — net decreased 64% or $14 million to $8 million in fiscal 2004 compared to $22 million in the prior year. The change was primarily due to an $18 million decrease in income from our equity investment in SMP, offset in part by a $4 million gain on the sale of an investment in fiscal 2004.

Interest expense:    Interest expense decreased 9% or $4 million to $43 million in fiscal 2004 from $47 million in fiscal 2003. This decrease is primarily due to lower interest expense related to capital lease obligations.

Provision for income taxes:    For fiscal 2004, we recorded a benefit for income taxes of $60 million on a pre-tax loss from continuing operations of $150 million, yielding an effective tax rate of 40.2%. This rate differs from the U.S. statutory rate due to: the recording of an $86 million reversal of tax and interest contingencies resulting from settlements of certain prior year tax audits; the recording of taxes related to non-U.S. jurisdictions; the impact of non-tax deductible in-process research and development expenditures related to the acquisition of TeraBlaze, and; the recording of a full valuation allowance against U.S. net deferred tax assets. The $86 million reversal of tax and interest contingencies recorded in fiscal 2004 relate to our tax sharing agreement with Lucent and covers the settlement of periods we operated as a division of either AT&T or Lucent. For fiscal 2003, we recorded a provision for income taxes of $46 million on a pre-tax loss from continuing operations of $325 million, yielding an effective tax rate of (14.2)%. This rate differs from the U.S. statutory rate primarily due to the impact of recording a full valuation allowance against U.S. net deferred tax assets and the tax effect of non-U.S. operations.

Income from discontinued operations:    For fiscal 2004, there was no income from discontinued operations. For fiscal 2003, income from discontinued operations was $38 million, or $0.23 per share, and consisted of income from operations of $8 million and a gain on disposal of $30 million. The gain from disposal reflects an $11 million gain from the sale to TriQuint and a $19 million gain from the sale to EMCORE.

Liquidity and Capital Resources

On September 30, 2005, our cash and cash equivalents were $698 million, a decrease of $80 million, from September 30, 2004. During the year our accounts receivable securitization expired and we repaid the $122 million of borrowings. At the end of the year, our $372 million of debt consisted entirely of our long-term convertible subordinated notes due in December 2009.

Net cash provided by operating activities was $137 million in fiscal 2005 compared with $166 million in fiscal 2004. The $29 million decrease of cash provided by operating activities resulted primarily from lower cash collections from sales this year as sales declined by $236 million, an increase of $75 million in voluntary pension plan contributions and we received $20 million less dividends from SMP. Offsetting these decreases were lower cash outflows resulting from initiatives taken to reduce our cost structure and $26 million lower payments for our restructuring actions. In addition, in the prior year we paid taxes of $55 million related to tax settlements for certain years in which we operated as a division of AT&T or Lucent.

Net cash provided by operating activities from continuing operations was $166 million in fiscal 2004 compared with $23 million cash used in fiscal 2003. The $189 million improvement in cash provided (used) by operating activities was primarily driven by improved gross margin on higher sales volumes. In addition, in fiscal 2004 we received $61 million in dividends from our joint venture, SMP, and had a $37 million decrease in cash payments for restructuring activities. In fiscal 2003, we had a cash outflow of $34 million related to a transitional supply agreement associated with the sale of our analog line card business. These improvements were offset in part by a fiscal 2004 tax payment of $55 million related to tax settlements for certain years in which we operated as a division of AT&T or Lucent and higher bonus payments of $23 million.

Investing activities used net cash of $45 million in fiscal 2005 compared to $88 million in fiscal 2004 and $11 million in fiscal 2003. The $43 million improvement in cash used in investing activities from fiscal 2004 to fiscal 2005 reflects a $93 million increase in proceeds from the sale of property, plant and equipment primarily related to the sale of equipment at our Orlando facility. Also, we had an increase of $11 million in cash returned to us that was previously held in trust and $3 million in proceeds from the sale of our radio frequency power business. These increases were partially offset by $34 million of higher capital expenditures, a $26 million net outflow in connection with the acquisition of Modem-Art and a decrease of $4 million in proceeds from the sale of investments. The $77 million increase in cash used in investing activities from fiscal 2003 to fiscal 2004 is related to the absence in fiscal 2004 of $64 million in proceeds received in fiscal 2003 from the sale of our optoelectronic components business and $35 million of lower proceeds from the sale or disposal of property, plant and equipment. These decreases were partially offset by $19 million of lower capital expenditures in fiscal 2004 compared to fiscal 2003.

Financing activities used net cash of $173 million, $44 million, and $28 million in fiscal 2005, 2004, and 2003, respectively. The fiscal 2005 use of cash primarily reflects the repayment of $122 million upon the expiration of our accounts receivable securitization and $67 million of repayments of long-term debt, including the repurchase of $38 million of our convertible notes, partially offset by proceeds of $16 million from the issuance of common stock under our employee benefit plans. The fiscal 2004 use of cash primarily reflects the repayment of $53 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $32 million under our accounts receivable securitization facility, partially offset by proceeds of $41 million from the issuance of common stock. The fiscal 2003 use of cash primarily reflects the repayment of $65 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $9 million under our accounts receivable securitization facility, partially offset by borrowings of $20 million under an installment note and proceeds of $26 million from the issuance of common stock.

We have outstanding $372 million of 6.5% Convertible Subordinated Notes due December 15, 2009. Interest on the notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year. Investors can convert the notes into shares of common stock at a conversion price of $33.075 per share, subject to adjustment for certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in our company, we may be required to repurchase the notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

We have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. The funding requirements related to our pension plans are dependent on many factors, including actuarial assumptions and the actual performance of our plan assets. We do not expect that we will be required to make any contributions to our pension plans in fiscal 2006; however, we may make voluntary contributions to our pension plans of approximately $55 million.

At September 30, 2005, we do not have any assets that have been segregated to pay for postretirement medical benefits. Previously, we had a Voluntary Employee Benefit Association (“VEBA”) trust, but the net assets in the trust were depleted during fiscal 2005. In fiscal 2005, benefit payments for postretirement medical plans, net of employee contributions, were approximately $26 million, with approximately $6 million of that amount being paid from the VEBA trust. Since the VEBA trust has been depleted, future payments required for postretirement medical benefits will be paid out of cash on hand. Due to actions we have taken in fiscal 2005 and 2004 to reduce benefits provided under these plans, we expect our benefit payments to decrease slightly over the next ten years. For postretirement life benefits, we have a VEBA trust with approximately $55 million of net assets at September 30, 2005. Benefits related to this plan will be paid out of the trust and the benefit payment amount is expected to slightly increase over the next ten years. We are exploring the possibility of transferring net assets from the retiree life plan’s VEBA trust to the retiree medical plan’s VEBA trust, but such a transaction would require the prior approval of the Internal Revenue Service and therefore, we can not be certain when or if this transaction will take place. For additional details on our postretirement benefit plans, including the timing and expected amounts of future benefit payments, See Note 12 to our financial statements in Item 8 for additional details.

Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of September 30, 2005.

	Fiscal Years
	Total	2006	2007 and 2008	2009 and 2010	2011 and Later
	(dollars in millions)
Contractual obligations:
Convertible subordinated notes	$372	$—	$—	$372	$—
Operating leases	92	21	33	25	13
Purchase obligations (1)	156	101	55	—	—
Other long-term liabilities (2)	12	5	7	—	—
Total	$632	$127	$95	$397	$13

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to $105 million for software licenses and maintenance, $22 million for manufacturing related agreements and $11 million for capital purchase obligations. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

(2)	Other long-term liabilities consist of miscellaneous taxes.

Our material contractual obligations also include a commitment with SMP, a joint venture with Chartered Semiconductor. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase our commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have a right of first refusal to purchase integrated circuits produced in excess of our requirements. During the first quarter of fiscal 2005 Agere and Chartered Semiconductor agreed to waive the take or pay agreement. The agreement may be terminated after February 2008 by either party upon two years’ written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

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

Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” or FSP 106-2. FSP 106-2 provides guidance on the effects of the Act. We have concluded that the Act will have no effect on our financial condition or results of operations.

In October 2004, President Bush signed into law the American Jobs Creation Act of 2004, or AJCA. In response to the AJCA, in December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” or FSP 109-1 and Staff Position No. FAS 109-2, “Accounting and Disclosure

Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or FSP 109-2. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We currently do not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS 109, “Accounting for Income Taxes” or SFAS 109 with respect to recording the potential impact of the repatriation provisions of the AJCA on companies’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We do not plan to repatriate any foreign earnings pursuant to the repatriation provisions of the AJCA and, therefore, we have not adjusted our tax expense or deferred tax liability to reflect these provisions of the AJCA.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, or SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in Accounting Research Bulletin No. 43 “Restatement and Revision of Accounting Research Bulletins.” Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We have completed our evaluation of the impact that adoption of SFAS 151 could have and have concluded that such impact will not be significant to our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” or APB 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. SFAS 123R is effective for periods beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R beginning October 1, 2005, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows, we expect to record substantial non-cash compensation expense that will have a significant, adverse effect on our results of operations. We currently estimate that the effect on our results of operations could be as much as $40 million for fiscal 2006. This is substantially less than the 2005 pro forma effect due to the full vesting in 2005 of stock options granted in fiscal 2001, and to the acceleration of certain unvested and “out-of-the-money” stock options in the fourth quarter of fiscal 2005. See Notes 2 and 10 to our financial statements in Item 8 for additional details.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that we are required to recognize a liability for such an obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 will become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. We do not expect that FIN 47 will have a significant effect on our financial condition or results of operations and are evaluating the timing of our adoption of FIN 47.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” or SFAS 154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” or APB 20, and SFAS No. 3, “Reporting Accounting

Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard will not apply generally with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after that SFAS 154 was issued. We are evaluating the timing of our adoption of SFAS 154 but do not expect that it will have a material effect on our financial condition or results of operations.

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

We may use foreign currency forward contracts to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and services. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2005, we did not have any foreign exchange contracts outstanding.

While we hedge certain foreign currency transactions, any decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

As of September 30, 2005, we had $372 million of fixed rate long-term convertible notes outstanding. Interest rate changes and changes in the value of our common stock would likely result in changes in the market value of these notes. The fair value of these notes was $373 million at September 30, 2005. We performed a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 150 basis point shift in interest rates, while keeping the price of our common stock constant. At September 30, 2005, assuming a 150 basis point increase in interest rates, the fair value of the notes would decrease by $19 million. Conversely, a 150 basis point decrease in interest rates at September 30, 2005, would increase the fair value of the notes by $21 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At September 30, 2005, assuming a 10% increase in the price of our common stock, the fair value of the notes would increase by $2 million. Conversely, a 10% decrease in the price of our common stock would result in the fair value of the notes decreasing by $1 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Agere Systems Inc.:

We have completed an integrated audit of Agere Systems Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries (“the Company”) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of October 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
November 18, 2005

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Revenue	$1,676	$1,912	$1,839
Costs	1,012	1,046	1,260
Gross profit	664	866	579
Operating expenses:
Selling, general and administrative	234	272	294
Research and development	462	496	467
Amortization of acquired intangible assets	6	7	8
Purchased in-process research and development	55	13	—
Restructuring and other charges — net	24	197	131
Gain on sale of operating assets — net	(9)	(4)	(21)
Total operating expenses	772	981	879
Operating loss	(108)	(115)	(300)
Other income — net	7	8	22
Interest expense	29	43	47
Loss from continuing operations before provision for income taxes	(130)	(150)	(325)
(Benefit) provision for income taxes	(122)	(60)	46
Loss from continuing operations	(8)	(90)	(371)
Discontinued operations:
Income from operations of discontinued business (net of taxes)	—	—	8
Gain on disposal of discontinued business (net of taxes)	—	—	30
Income from discontinued operations	—	—	38
Loss before cumulative effect of accounting change	(8)	(90)	(333)
Cumulative effect of accounting change (net of benefit for income taxes of $0 for the year ended September 30, 2003)	—	—	(5)
Net loss	$(8)	$(90)	$(338)
Basic and diluted income (loss) per share information:
Loss from continuing operations	$(0.04)	$(0.52)	$(2.23)
Income from discontinued operations	—	—	0.23
Loss before cumulative effect of accounting change	(0.04)	(0.52)	(2.00)
Loss from cumulative effect of accounting change	—	—	(0.03)
Net loss	$(0.04)	$(0.52)	$(2.03)
Weighted average shares outstanding — basic and diluted (in thousands)	177,775	171,248	166,699

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,
	2005	2004
Assets
Cash and cash equivalents	$698	$778
Trade receivables, less allowance of $3 at September 30, 2005 and 2004	251	285
Inventories	130	150
Other current assets	38	60
Total current assets	1,117	1,273
Property, plant and equipment — net	420	682
Goodwill	196	119
Acquired intangible assets — net of accumulated amortization	9	6
Other assets	139	192
Total assets	$1,881	$2,272
Liabilities
Accounts payable	$200	$195
Payroll and related benefits	87	101
Short-term debt	—	147
Income taxes payable	84	218
Restructuring reserve	28	60
Deferred income	35	78
Other current liabilities	54	67
Total current liabilities	488	866
Pension and postretirement benefits	522	485
Long-term debt	372	420
Other liabilities	72	80
Total liabilities	1,454	1,851
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 181,627,917 shares issued and outstanding as of September 30, 2005 after deducting 10,939 shares in treasury and 172,424,021 shares issued and outstanding as of September 30, 2004 after deducting 10,939 shares in treasury	2	2
Additional paid-in capital	7,561	7,424
Accumulated deficit	(6,789)	(6,781)
Accumulated other comprehensive loss	(347)	(224)
Total stockholders’ equity	427	421
Total liabilities and stockholders’ equity	$1,881	$2,272

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND TOTAL COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended September 30,
	2005			2004			2003
	Shares		Amount	Shares		Amount	Shares		Amount
	(000	’s)		(000	’s)		(000	’s)
Common Stock
Beginning balance	172,424		$2	169,309		$2	164,278		$2
Issuance of common stock — Modem-Art Ltd. acquisition	7,033		—	—		—	—		—
Issuance of common stock — TeraBlaze, Inc. acquisition	—		—	692		—	—		—
Issuance of common stock — Massana Limited acquisition	—		—	—		—	911		—
Issuance of common stock — pension plan contributions	—		—	—		—	1,875		—
Issuance of common stock — employee benefit plans	2,171		—	2,423		—	2,245		—
Ending balance	181,628		2	172,424		2	169,309		2

Additional Paid-in Capital
Beginning balance			7,424			7,352			7,257
Issuance of common stock — Modem-Art Ltd. acquisition			113			—			—
Issuance of common stock — TeraBlaze, Inc. acquisition			—			21			—
Issuance of common stock — Massana Limited acquisition			—			—			26
Issuance of common stock — pension plan contributions			—			—			30
Issuance of common stock — employee benefit plans			24			51			39
Ending balance			7,561			7,424			7,352

Accumulated Deficit
Beginning balance			(6,781)			(6,691)			(6,353)
Net loss			(8)			(90)			(338)
Ending balance			(6,789)			(6,781)			(6,691)

Accumulated Other Comprehensive Loss
Beginning balance			(224)			(152)			(174)
Minimum pension liability adjustment			(125)			(81)			18
Foreign currency translations			2			—			—
Reclassification adjustment for realized foreign currency translation losses			—			3			—
Unrealized gain on cash flow hedges			—			5			4
Reclassification adjustment for cash flow hedges			—			1			—
Ending balance			(347)			(224)			(152)
Total stockholders’ equity			$427			$421			$511

Total Comprehensive Loss
Net loss			$(8)			$(90)			$(338)
Other comprehensive income (loss)			(123)			(72)			22
Total comprehensive loss			$(131)			$(162)			$(316)

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended September 30,
	2005	2004	2003
Operating Activities
Net loss	$(8)	$(90)	$(338)
Less: Income from discontinued operations	—	—	38
Cumulative effect of accounting change	—	—	(5)
Loss from continuing operations	(8)	(90)	(371)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities from continuing operations, net of effects for acquisitions of businesses:
Depreciation and amortization	297	215	329
Purchased in-process research and development	55	13	—
Restructuring expense — net of cash payments	(32)	115	12
Pension plan contributions	(78)	(3)	(1)
Provision for inventory write-downs	13	7	—
(Benefit) provision for deferred income taxes	(13)	(40)	17
Equity loss (earnings) from investments	10	5	(13)
Dividends received from equity investments	41	61	—
Decrease (increase) in receivables	34	24	(18)
Decrease (increase) in inventories	7	(35)	43
Decrease in accounts payable	—	(50)	(4)
(Decrease) increase in payroll and benefit liabilities	(9)	1	26
Decrease in income taxes payable	(114)	(88)	(43)
(Decrease) increase in deferred income	(43)	47	—
Gain on disposition of businesses	(2)	—	(16)
Changes in other operating assets and liabilities	(16)	(14)	17
Other adjustments for non-cash items — net	(5)	(2)	(1)
Net cash provided (used) by operating activities from continuing operations	137	166	(23)
Net cash used by operating activities from discontinued operations	—	—	(86)
Net cash provided (used) by operating activities	137	166	(109)

Investing Activities
Capital expenditures	(131)	(97)	(116)
Proceeds from the sale or disposal of property, plant and equipment	96	3	38
Sales of investments	—	4	9
Net proceeds from disposition of businesses	3	—	64
Acquisitions of businesses — net of cash acquired	(26)	—	(1)
Decrease (Increase) in cash designated as held in trust	13	2	(5)
Net cash used by investing activities	(45)	(88)	(11)

Financing Activities
Principal repayments on long-term debt	(67)	(53)	(65)
Proceeds from issuance of stock — net of expense	16	41	26
Proceeds from the issuance of long-term debt — net of expenses	—	—	20
Repayment of short-term debt — net	(122)	(32)	(9)
Net cash used by financing activities	(173)	(44)	(28)

Effect of exchange rate changes on cash	1	—	1
Net increase (decrease) in cash and cash equivalents	(80)	34	(147)
Cash and cash equivalents at beginning of year	778	744	891
Cash and cash equivalents at end of year	$698	$778	$744

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share amounts)

1.    Background and Basis of Presentation

Agere Systems Inc. (the “Company” or “Agere”) is a leading provider of integrated circuit solutions for a variety of applications including high-density storage, mobile wireless communications and enterprise and telecommunications networks. These solutions form the building blocks for a broad range of computing and communications applications. Agere’s customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. The Company also generates revenue from the licensing of intellectual property.

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

The Company has four operating segments: Storage, Mobility, Enterprise and Networking and Telecommunications. In accordance with the aggregation criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company operates in two reportable segments, Consumer Enterprise and Telecommunications. See Note 15 “Segment Information.”

During fiscal 2003, the Company sold its optoelectronic components business. See Note 16 “Discontinued Operations.”

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Although the Company’s Silicon Manufacturing Partners Pte Ltd. (“SMP”) joint venture is majority-owned, it is accounted for under the equity method of accounting due to the partner’s significant participatory rights. See Note 7 “Investment in Silicon Manufacturing Partners.” Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, the allocation of purchase price in acquisitions, tax contingencies and valuation allowances, pension and other employee benefits, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realizable value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer’s location when the risks and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company’s sales arrangements do not grant end-customers a right of return. Products are pre-certified prior to shipment and are not subject to post shipment customer acceptance. There are no post shipment obligations such as installation or training. Accordingly, unless stated specifically in the contract, deferral of revenue is not required for either customer acceptance or post shipment obligations.

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

Other Comprehensive Income (Loss)

Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets, and the other comprehensive income (loss) shown on the consolidated statements of changes in stockholders’ equity and total comprehensive loss, consists of minimum pension liability adjustments, foreign currency translation adjustments and unrealized gains and losses on cash flow hedges.

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

Impairment of Property, Plant and Equipment

Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows, if separate cash flows are available. If this comparison indicates that there is impairment, assets classified as held and used are written-down to fair value and assets classified as held for sale are written-down to fair value less cost to sell.

Internal Use Software

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Acquired Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment annually, based on fair value at the reporting unit level, or more frequently if events and circumstances indicate that goodwill may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives. The Company does not have any indefinite lived intangible assets other than goodwill.

Investments

Investments in marketable securities that are available for sale are recorded at fair value. Fair value is based upon market prices quoted on the last business day of the fiscal period. Unrealized gains and losses related to these securities are excluded from earnings and are included as a separate component of other comprehensive income (loss) until such gains or losses are realized or such losses are determined to be other than temporary. Minority equity investments in non-publicly traded companies are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Stock Compensation Plans

At September 30, 2005, the Company had various stock-based compensation plans for employees and outside directors, which are described more fully in Note 10 “Stock Compensation Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

If the Company had elected to adopt the optional fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), for its stock option plans and Employee Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Purchase Plan (“ESPP”), the net loss and net loss per share as reported would have increased to the pro forma amounts indicated below:

	Year Ended September 30,
	2005	2004	2003
Net loss:
As reported	$(8)	$(90)	$(338)
Add: Stock-based employee compensation expense determined under APB 25 intrinsic value method and included in reported net loss	—	—	2
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method (1)(2)	152	137	138
Pro forma	$(160)	$(227)	$(474)
Basic and diluted loss per share:
As reported	$(0.04)	$(0.52)	$(2.03)
Pro forma	$(0.90)	$(1.33)	$(2.85)

(1)	The pro forma stock-based employee compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

(2)	Of the $152 of stock-based employee compensation expense determined under the fair value based method in fiscal 2005, $47 represents the expense resulting from the acceleration of certain unvested and “out-of-the-money” stock options in the fourth quarter of fiscal 2005. The $152 also includes $55 from stock options granted in fiscal 2001 that became fully vested in fiscal 2005.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Volatility	84.9%	94.9%	95.0%
Risk-free interest rate	3.18%	2.48%	2.29%
Expected holding period (in years)	2.7	2.8	2.8

The Company uses third-party analysis to assist in developing the expected volatility and expected life of its stock options. In the fourth quarter of fiscal 2005, in anticipation of adopting SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the first quarter of fiscal 2006, the Company evaluated the variables used in the Black-Scholes model. As a result, the Company changed its computation of expected volatility from being based solely on historical volatility to a combination of both historical and peer company market-based implied volatility.

3.	Recent Pronouncements

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on the effects of the Act. The Company has concluded that the Act will have no effect on its financial condition or results of operations.

In October 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). In response to the AJCA, in December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Company currently does not expect to realize any benefit related to this provision. FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the AJCA on companies’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company does not plan to repatriate any foreign earnings pursuant to the repatriation provisions of the AJCA and, therefore, the Company has not adjusted its tax expense or deferred tax liability to reflect these provisions of the AJCA.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” contained in Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Agere in the first quarter of fiscal 2006. The Company has completed its evaluation of the impact that adoption of SFAS 151 could have and has concluded that such impact will not be significant to its financial position or results of operations.

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. SFAS 123R is effective for periods beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R beginning October 1, 2005, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition or cash flows, the Company expects to record substantial non-cash compensation expense that will have a significant, adverse effect on its results of operations. The Company’s current estimate is that the effect on its results of operations could be as much as $40 for fiscal 2006. This is substantially less than the 2005 pro forma effect disclosed above due principally to the full vesting in 2005 of the stock options granted in fiscal 2001, and to the acceleration of certain unvested and “out-of-the-money” stock options in the fourth quarter of fiscal 2005, as disclosed in Note 10 “Stock Compensation Plans.”

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that an entity is required to recognize a liability for such an obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is required to become effective no later than the end of the first fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted, but is not required, and early application is encouraged. The Company does not expect that FIN 47 will have a significant effect on its financial condition or results of operations and is evaluating the timing of its adoption of FIN 47.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The Company does not expect that SFAS 154 will have a significant effect on its financial condition or results of operations and is evaluating the timing of its adoption of SFAS 154.

4.	Restructuring and Other Charges — Net

The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At September 30, 2005, the Company has restructuring reserves related to three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and included actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and to improve profitability. This program was substantially complete as of September 30, 2005. The third restructuring program was announced on September 29, 2004 and relates to the closure of the Company’s manufacturing facility in Orlando, Florida. In September 2005, the Company ceased manufacturing operations at its Orlando facility.

For the years ended September 30, 2005, 2004 and 2003, respectively, restructuring and other charges — net, within continuing operations were $24, $197 and $131, respectively. These amounts include restructuring and related expenses of $18, $160, and $131, respectively; expenses associated with a fiscal 2005 business resizing of $5 in fiscal 2005, expenses associated with the reclassification of the classes of common stock of $1 in fiscal 2005, and asset retirement obligation charges and related expenses of $37 in fiscal 2004. There were no asset retirement obligation charges in fiscal 2005 or 2003. Charges and credits related to continuing operations are included in restructuring and other charges — net, while charges and credits related to discontinued operations are included in income (loss) from operations of discontinued business (net of taxes). In fiscal 2003, the company recorded charges of $11 and credits of $27 related to discontinued operations. There were no charges or credits related to discontinued operations in fiscal 2005 or 2004.

Asset Retirement Obligation

In fiscal 2004, the Company recorded charges for asset retirement obligations of $37 within restructuring and other charges — net. These charges relate to the decommissioning of the Company’s former manufacturing facilities in Allentown and Reading, Pennsylvania. As of June 30, 2005, the decommissioning related to the Reading, Pennsylvania facility had been completed. The decommissioning related to the Allentown, Pennsylvania facility is substantially complete. The Company made cash payments towards this obligation of $8 and $29 during fiscal 2005 and 2004, respectively. The reserve balance has been depleted as of September 30, 2005. The reserve balance was $8 at September 30, 2004 and was recorded in other current liabilities.

Orlando Decommissioning Activities

During fiscal 2005, the Company recorded charges of $3 related to decommissioning activities at the Orlando facility. No payments were made towards this obligation in fiscal 2005. At September 30, 2005, the reserve balance of $3 is recorded in accounts payable on the consolidated balance sheet.

2005 Business Resizing

In the fourth quarter of fiscal 2005, the Company developed plans to resize and discontinue some of its shared business support groups. As part of this program, the Company expects to reduce its workforce by approximately 70 employees, with approximately half of those employees off-roll as of September 30, 2005. The remaining employees are expected to be off-roll by the middle of fiscal 2006. As a result of this action, for the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

September 30, 2005, the Company has recorded a charge of $5 within restructuring and other charges — net. This charge includes $3 of cash charges principally related to termination benefits related to the workforce reductions and $2 of non-cash charges principally related to special pension benefits to be paid from the Company’s pension fund. At September 30, 2005, the Company has recorded a liability of $2 within other current liabilities and a long-term liability of $1 within other liabilities related to cash charges which are expected to be paid by the end of fiscal 2006 and the end of fiscal 2007, respectively.

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

Closure of the Orlando Manufacturing Facility

On September 29, 2004, the Company announced that it would cease operations in its wafer manufacturing facility in Orlando by the end of December 2005, if the Company was unable to find an acceptable buyer for the facility prior to that date. At the end of June, 2005, the Company announced it would accelerate its timetable and in September 2005, the Company ceased operations in the Orlando facility. On September 30, 2005, approximately 530 people were employed at the facility, the majority of which are expected to be off-roll by December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Year Ended September 30, 2005

The following tables set forth the Company’s restructuring reserve as of September 30, 2005, and the activity affecting the reserve for fiscal 2005:

		Year Ended September 30, 2005
	September 30, 2004				September 30, 2005
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations	23	2	—	8	17
Other charges	3	11	—	13	1
Asset impairments	—	4	4	—	—
Total	$31	$17	$4	$25	$19

2004 Business Resizing
Workforce reductions	$21	$2	$2	$20	$1
Other charges	2	(4)	(4)	2	—
Asset impairments	—	1	1	—	—
Total	$23	$(1)	$(1)	$22	$1

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$(1)	$(3)	$—	$8
Grand Total	$60	$15	$—	$47	$28

2001 Manufacturing Rationalization and Resizing

Facility Lease Terminations, Other Charges and Asset Impairments

The Company recorded charges for facility lease terminations, asset impairments and other charges of $17 in fiscal 2005. The charges include $11 primarily for the relocation of employees and equipment and decommissioning of the Allentown facility and $2 related to estimated facility lease termination costs. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore.

2004 Business Resizing

Workforce Reductions

During fiscal 2005, the Company recorded net charges of $2, which consists of $4 of charges relating to an additional workforce reduction of approximately 50 management employees, net of reversals of $2 as estimates related to separation payments were revised. The net charge of $2 consists of non-cash charges principally related to special pension benefits to be paid from the Company’s pension fund.

Asset Impairments and Other Charges

The Company recorded $1 of non-cash asset impairment charges during fiscal 2005. The Company also reversed a non-cash charge of $4 related to a pension liability that previously existed in the Netherlands as the obligation has been favorably settled.

Closure of the Orlando Manufacturing Facility

Workforce Reductions

During fiscal 2005, the Company recorded a net reversal of restructuring charges of $1 relating to workforce reductions. The net reversal consists of an additional cash charge of $2 offset by a reversal of a non-cash charge of $3. The additional cash charge of $2 relates to termination benefits for the workforce reduction of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

156 management and 372 represented employees. The reversal of a non-cash charge of $3 is the result of the Company’s revised estimate of costs related to special pension benefits that will be paid to employees from the Company’s pension fund.

Restructuring Reserve Balances as of September 30, 2005

2001 Manufacturing Rationalization and Resizing

The Company anticipates the $1 restructuring reserve relating to workforce reductions as of September 30, 2005 will be paid during the first half of fiscal 2006. The $17 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $1 for other charges is expected to be paid during the first quarter of fiscal 2006.

2004 Business Resizing

The Company anticipates the $1 restructuring reserve relating to workforce reductions will be paid by the end of fiscal 2006.

Closure of the Orlando Manufacturing Facility

The Company anticipates that approximately $7 of the $8 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006. The remaining amount is expected to be paid by the end of fiscal 2007.

The Company expects to fund the cash payments related to the restructuring reserves with cash on hand.

Year Ended September 30, 2004

The following table sets forth the Company’s restructuring reserve as of September 30, 2004, and the activity affecting the reserve for fiscal 2004:

		Year Ended September 30, 2004
	September 30, 2003				September 30, 2004
	Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	Restructuring Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$11	$16	$—	$22	$5
Facility Lease Terminations	26	7	—	10	23
Other Charges	10	14	—	21	3
Total	$47	$37	$—	$53	$31

2004 Business Resizing
Workforce reductions	$—	$39	$18	$—	$21
Asset Impairments	—	2	2	—	—
Other Charges	—	5	3	—	2
Total	$—	$46	$23	$—	$23

Closure of the Orlando Manufacturing Facility
Workforce reductions	$—	$77	$71	$—	$6
Grand Total	$47	$160	$94	$53	$60

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Other Restructuring and Related Charges

The Company recorded facility lease termination charges of $7 related to non-cancelable facility leases in fiscal 2004. The Company also recorded other charges of $14 in fiscal 2004, consisting of $12 for the relocation of employees and equipment and $2 for asset disposal costs.

2004 Business Resizing

Workforce Reductions

The Company recorded restructuring charges of $39 relating to a workforce reduction of approximately 500 employees announced in September 2004. These charges included $21 of cash charges and $18 of non-cash charges. The $18 non-cash charges consist of: $16 for special pension benefits to be paid from the Company’s pension fund, $1 for curtailment charges relating to an acceleration of the prior service cost under the Company’s qualified pension plans as employees are retiring earlier than anticipated, $1 for special retirement benefits to occupational employees under the terms of a collective bargaining agreement, and $3 for curtailment charges to the post retirement medical liability, offset in part by a $3 postemployment curtailment benefit. The cash charges of $21 are principally related to international special pension benefits and termination benefits related to the workforce reductions.

Other Restructuring and Related Charges

The Company recorded $2 of non-cash asset impairment charges relating to both international and domestic locations. The Company also recorded $5 of other charges, of which $3 represents non-cash charges from the recognition of previously unrealized foreign currency translation losses related to the Company’s exit of operations in the Netherlands and $2 of cash charges related to international and domestic contract terminations.

Closure of the Orlando Manufacturing Facility

Workforce Reductions

The Company recorded restructuring charges of $77 relating to workforce reductions at the Orlando facility for actions announced on September 29, 2004. These included $6 of cash charges and $71 of non-cash charges. The $71 of non-cash charges consist of: $39 for curtailment charges to the post retirement medical liability as employees are expected to be eligible for retiree health benefits sooner than actuarially anticipated, $23 for special pension benefits to be paid from the Company’s pension fund, $4 for special retirement benefits to occupational employees under the terms of a collective bargaining agreement, $3 for special health retirement benefits to occupational employees under the terms of a collective bargaining agreement, and $2 for curtailment charges relating to an acceleration of the prior service cost under the Company’s qualified pension plans as employees are retiring earlier than actuarially anticipated. The cash charges of $6 are related to termination benefits for the workforce reduction of approximately 206 management and 409 represented employees.

5.	Acquisitions

Modem-Art Ltd.

On March 8, 2005, the Company acquired Modem-Art Ltd. (“Modem-Art”) to accelerate the delivery of advanced third generation (“3G”) mobile communications products to market, to integrate additional functionality into the Company’s existing mobile phone technologies and to leverage the experience of Modem-Art’s development team. Modem-Art was a developer of advanced processor technology for 3G mobile phones. The Company acquired Modem-Art for $144 by issuing 7,033,170 shares of common stock, valued at $113 based on a $16.08 share price, and paying $31 cash in exchange for all the outstanding shares of Modem-Art. Of the shares issued, 1,335,995 shares were placed in escrow to satisfy claims, if any, for breaches of representations and warranties under the merger agreement and 508,308 shares were placed in escrow to satisfy potential tax liabilities of some of the selling shareholders in connection with their sale of Modem-Art shares. If such shares are not needed to satisfy any claims or to satisfy a tax liability, these shares will be released to the sellers on the first anniversary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

of the acquisition, or if earlier, upon the receipt of a tax exemption certificate. As of September 30, 2005, almost all the shares initially deposited in the tax escrow have been released.

The acquisition of Modem-Art was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on the fair market values. The consolidated financial statements include the results of operations for Modem-Art from the date of acquisition. The allocation of the purchase price by major balance sheet item is provided below.

Current assets (primarily cash)	$5
Goodwill	77
In-process research and development	55
Acquired intangible assets	9
Current liabilities	(2)
Total	$144

The acquired intangible asset consists of a non-competition agreement restricting eight Modem-Art employees from engaging in non-Agere interests or business in the 3G industry, which is being amortized over the two year term of the agreement.

Of the $144 purchase price, $55 represents the fair value of acquired in-process research and development which had not yet reached technological feasibility and had no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development projects are a 3G single-mode chipset (“Single-Mode”), a variant of the single-mode chipset, which when combined with Agere’s software and advanced second generation (“2.5G”) chipset incorporating General Packet Radio Service and Enhanced Global Rates for Global Evolution technologies can fulfill the requirements of dual-mode 2.5G and 3G (“Dual-Mode”) and the development of High Speed Downlink Packet Access (“HSDPA”) technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The fair values of these projects were determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. The Company used the following discount rates, which reflect the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

Project	Discount rate
Single-Mode	30%
Dual-Mode	35%
HSDPA	40%

The goodwill of $77 includes future technology beyond the in-process technologies, such as the second release of HSDPA, a knowledgeable and experienced workforce, and a time-to-market or defensive strategy. The goodwill has been assigned to the Consumer Enterprise segment and is deductible for tax purposes.

TeraBlaze, Inc.

On December 31, 2003, the Company acquired TeraBlaze, Inc. (“TeraBlaze”), a developer of gigabit Ethernet switching solutions, for $21. The Company issued 692,119 shares of common stock in exchange for all the outstanding shares of TeraBlaze, of which 69,212 shares were placed into escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. As of September 30, 2005, 34,605 shares remain in escrow and all of these shares will be released on December 31, 2006 if no claims are made.

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

Massana Limited

On August 22, 2003, the Company acquired Massana Limited (“Massana”), a developer of gigabit Ethernet-over-copper physical layer device technologies, for $28. The Company issued 910,813 shares of common stock in exchange for all the outstanding shares of Massana, of which 176,803 shares were initially held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the purchase agreement. As of September 30, 2005, 58,651 shares remain in escrow and all of these shares will be released on August 23, 2006 if no claims are made.

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

The acquired intangible asset consists of technology, which is being amortized over a 5-year period. The goodwill has been assigned to the Consumer Enterprise segment and is not deductible for tax purposes.

6.	Supplemental Financial Information

Statement of Operations Information

The Company recorded inventory provisions classified within costs of $13 and $7 in fiscal 2005 and 2004, respectively. There were no inventory provisions recorded within costs during fiscal 2003. These amounts were calculated in accordance with the Company’s inventory valuation policy.

The Company has recognized increased depreciation due to changes in accounting estimates as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. The Company recorded increased depreciation of $120, $5 and $86 for fiscal 2005, 2004 and 2003, respectively. Of these amounts $120, $5 and $71 were recorded in costs in fiscal 2005, 2004, and 2003, respectively. Amounts recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

in restructuring and other charges — net were $15 for fiscal 2003 and there were no amounts recorded in restructuring and other charges — net for fiscal 2005 and 2004. This increased depreciation is reflected in net loss and resulted in a $0.68, $0.03 and $0.52 and per share increase in the net loss for fiscal 2005, 2004 and 2003, respectively.

	Year Ended September 30,
	2005	2004	2003
INCLUDED IN COSTS AND OPERATING EXPENSES:
Depreciation and amortization of property, plant and equipment	$276	$186	$308
Amortization of internal use software	15	22	27

OTHER INCOME — NET:
Interest income	$16	$8	$10
Equity earnings (losses) from investments	(10)	(5)	13
Gain on sale of an investment	—	4	—
Loss on foreign currency transactions — net	(2)	—	(3)
Impairment of non-consolidated investments	—	(1)	—
Other income	3	2	2
Other income — net	$7	$8	$22

Balance Sheet Information

The Company had $6 and $19 of cash held in trust as of September 30, 2005 and 2004 respectively, recorded in other current assets. Cash held in trust of $6 at September 30, 2005 primarily consists of an amount in escrow to satisfy a litigation judgment that is currently under appeal. At September 30, 2004, cash held in trust of $19 primarily supported obligations of the Company’s captive insurance company.

	September 30,
	2005	2004
INVENTORIES
Finished goods	$36	$51
Work in process	89	92
Raw materials	5	7
Inventories	$130	$150

PROPERTY, PLANT AND EQUIPMENT — NET
Land and improvements	$36	$36
Buildings and improvements	428	430
Machinery, electronic and other equipment	1,236	1,669
Total property, plant and equipment	1,700	2,135
Less: accumulated depreciation and amortization	(1,280)	(1,453)
Property, plant and equipment — net	$420	$682
INTERNAL USE SOFTWARE — NET (included in other assets)
Internal use software	$55	$60
Less: accumulated amortization	(20)	(34)
Internal use software — net	$35	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

	Year Ended September 30,
	2005	2004	2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of period	$3	$6	$9
Charged (Credited) to Operating Expenses	—	(2)	(1)
Other (1)	—	(1)	(2)
Balance at end of period	$3	$3	$6

(1)	Amounts written off as uncollectible, payments or recoveries.

Cash Flow Information

Cash paid for interest was $28, $39 and $40 for fiscal 2005, 2004 and 2003, respectively. Cash paid for income taxes was $5, $67 and $19 for fiscal 2005, 2004 and 2003, respectively.

In fiscal 2005, the Company acquired Modem-Art by issuing 7,033,170 shares of common stock valued at $113 and paying $31 cash in exchange for all the outstanding shares of Modem-Art. See Note 5 “Acquisitions.”

In fiscal 2004, the Company acquired TeraBlaze by issuing 692,119 shares of common stock valued at $21 in exchange for all the outstanding shares of TeraBlaze. See Note 5 “Acquisitions.”

In fiscal 2003, the Company acquired Massana by issuing 910,813 shares of common stock valued at $26 in exchange for all the outstanding shares of Massana. See Note 5 “Acquisitions.”

Capital lease obligations of $6 and $19 were recognized in fiscal 2004 and 2003, respectively for the lease of semiconductor manufacturing equipment and other assets.

7.	Investment in Silicon Manufacturing Partners

The Company has a joint venture, SMP, with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers that are directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income is not shared in the same ratio as equity ownership. In September 2004, the joint venture agreement was amended to allow SMP to pay dividends out of SMP’s profits determined on a year to year basis. The Company received dividends of $41 and $61 from SMP in fiscal 2005 and 2004, respectively. No dividends were received in fiscal 2003.

The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s facility. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the first quarter, which resulted in a $5 increase to equity loss for Agere. On September 15, 2005, Agere and Chartered Semiconductor agreed to allow SMP to effect a capital reduction and return excess capital to Agere and Chartered Semiconductor in the form of cash distributions. Agere and Chartered Semiconductor also agreed to reduce wafer prices for Agere in the fourth quarter of fiscal 2005. The effect of the wafer price reductions was a $5 increase in the equity loss for Agere. The combined effect of the take or pay waiver and the reduced wafer costs was a $10 increase to equity losses offset by $10 of reduced costs for fiscal 2005. The Company’s investment in SMP was $84 and $135 at September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

2005 and 2004, respectively, and is recorded in other assets. The Company recognized equity losses of $10 and $5 and equity earnings of $13 in fiscal 2005, 2004 and 2003, respectively recorded in other income — net.

The Company purchased $110, $142, and $148 of inventory from SMP in fiscal 2005, 2004 and 2003. At September 30, 2005 and September 30, 2004, the amount of inventory on hand that was purchased from SMP was $12 and $25, respectively. At September 30, 2005 and September 30, 2004, amounts payable to SMP were $22 and $21, respectively. At September 30, 2005, the Company has accounts receivable of $1 from SMP recorded in other current assets. There was no accounts receivable from SMP on September 30, 2004.

The following table shows the condensed balance sheets and statements of operations of SMP:

	September 30,
	2005	2004
Assets
Current assets	$120	$100
Noncurrent assets	69	162
Liabilities
Current liabilities	$21	$22

	Year Ended September 30,
	2005	2004	2003
Revenue	$187	$353	$301
Gross (loss) profit	(20)	66	24
Net (Loss) / Income	$(24)	$48	$10

SMP had entered into interest rate swaps, which had been designated as cash flow hedges, to manage interest rate risk from its floating interest rate debt and had recorded the unrealized gain or loss from these hedges as a separate component of other comprehensive income (loss). The Company had a 51% equity interest in these transactions and, as a result, recorded an unrealized gain of $5 and $4 in other comprehensive income (loss) in fiscal 2004 and 2003 respectively. SMP repaid all of its outstanding bank debt in June 2004 and at the same time, settled all outstanding interest rate swap transactions. Upon settlement of SMP’s interest rate swaps, the Company recorded a realized gain of $1 in fiscal 2004 related to the termination of the cash flow hedges, which is included in equity loss from SMP.

8.	Comprehensive Income (Loss)

Total comprehensive income (loss) represents net loss plus the results of certain equity changes not reflected in the consolidated statements of operations. The components of accumulated other comprehensive income (loss) are shown below.

	Foreign Currency Translation	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Ending balance September 30, 2002	$6	$(10)	$(170)	$(174)
Fiscal 2003 change	—	4	18	22
Ending balance September 30, 2003	6	(6)	(152)	(152)
Fiscal 2004 change	3	6	(81)	(72)
Ending balance September 30, 2004	9	—	(233)	(224)
Fiscal 2005 change	2	—	(125)	(123)
Ending balance September 30, 2005	$11	$—	$(358)	$(347)

The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gains (losses) on cash flow hedges are related to hedging activities by SMP and there are no income taxes provided as they relate to an equity method investee. Also, there were no income taxes provided for the minimum pension liability adjustment due to the recording of a full valuation allowance against U.S. net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

9.	Income Taxes

The following table presents the principal reasons for the difference between the U.S. federal statutory income tax rate and the effective tax rate based on loss from continuing operations.

	Year Ended September 30,
	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	0.3	0.9	0.6
Effect of non-U.S. earnings	(40.9)	(17.0)	(19.7)
Research credits	8.4	2.6	—
Reversal of tax and interest contingencies	110.7	57.1	—
Valuation allowance	(18.4)	(30.4)	(27.9)
Purchased in-process research and development	—	(2.9)	—
Other differences — net	(1.0)	(5.1)	(2.2)
Effective income tax rate	94.1%	40.2%	(14.2)%

The fiscal 2005, 2004 and 2003 rates include the impact of recording charges of approximately $24, $46 and $91, respectively, to increase the valuation allowance for deferred tax assets. For fiscal 2005, a valuation allowance was recorded on all U.S. net deferred tax assets. Deferred tax expense has been provided for deferred tax liabilities associated with indefinite-lived goodwill. A full valuation allowance has been recorded for fiscal 2004 and 2003 on U.S. net deferred tax assets. The fiscal 2005 rate includes the impact of recording a benefit of $120 for the reversal of tax and interest contingencies associated with audit settlements related to the Company’s tax sharing agreement with Lucent Technologies Inc. (“Lucent”) as well as a benefit of $22 for non-U.S. related audit issues. The fiscal 2004 rate includes the impact of recording a benefit of $86 for the reversal of tax and interest contingencies associated with audit settlements related to the Company’s tax sharing agreement with Lucent.

The following table presents the U.S. and foreign components of loss from continuing operations before income taxes and the provision for income taxes.

	Year Ended September 30,
	2005	2004	2003
LOSS BEFORE INCOME TAXES
United States	$(21)	$(114)	$(222)
Non-U.S	(109)	(36)	(103)
Loss before income taxes	$(130)	$(150)	$(325)

(BENEFIT) PROVISION FOR INCOME TAXES
Current
Federal	$(97)	$(34)	$20
State and local	(3)	—	1
Non-U.S	(9)	14	8
Sub-total	(109)	(20)	29
Deferred
Federal	(14)	(43)	11
State and local	1	—	1
Non-U.S	—	3	5
Sub-total	(13)	(40)	17
(Benefit) Provision for income taxes	$(122)	$(60)	$46

As of September 30, 2005, the Company had total tax-effected federal and state net operating loss carryforwards of $942, tax-effected non-U.S. net operating loss carryforwards of $71, and federal and state research and development credit carryforwards of $41, the majority of which begin to expire at the end of fiscal 2021 through fiscal 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Deferred tax assets are reflected within other assets and deferred tax liabilities are reflected within other liabilities on the face of the balance sheet. The components of deferred tax assets and liabilities at September 30, 2005 and 2004 are as follows:

	September 30,
	2005	2004
Deferred Tax Assets
Net operating loss/credit carryforwards	$1,054	$943
Valuation allowance	(1,511)	(1,364)
Other benefit obligations	96	104
Pension obligation	102	95
Reserves and allowances	41	82
Property, plant and equipment	52	23
Intangible assets	168	118
Total deferred tax assets	$2	$1
Deferred Tax Liabilities
Intangible assets	$(4)	$—
Total deferred tax liabilities	$(4)	$—
Net Deferred Tax Assets (Liabilities)	$(2)	$1

The deferred tax liability of $4 as of September 30, 2005 is related to indefinite-lived goodwill intangibles. The deferred tax assets of $2 and $1 as of September 30, 2005 and 2004, respectively, relate to non-U.S. amounts that the Company believes are more likely than not to be realized and for which a valuation allowance has not been recognized.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $310 and $292 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2005 and 2004, respectively, because these earnings are intended to be reinvested indefinitely.

	Year Ended September 30,
	2005	2004	2003
Deferred Tax Asset Valuation Allowance
Balance at beginning of period	$1,364	$1,087	$997
Charged to Costs and Expenses	102	46	90
Charged (Credited) to Other Accounts (1)	45	29	(23)
Other (2) (3)	—	202	23
Balance at end of period	$1,511	$1,364	1,087

(1)	Fiscal 2005, 2004 and 2003 amounts offset increases (decreases) in deferred tax assets associated with future tax deductions upon payment of pension liabilities.

(2)	Fiscal 2004 amount represents additions (deductions) to prior-year valuation allowance related to U.S. tax return filings, audit settlements with Lucent and Singapore deferred tax assets as a result of an expired tax holiday. A full valuation allowance was recorded for the Singapore deferred tax assets as realization of these assets is uncertain.

(3)	Fiscal 2003 amount represent additions (deductions) to prior-year valuation allowance based on tax return filings.

10.	Stock Compensation Plans

Agere has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. At September 30, 2005, awards relating to 25,473,547 shares were outstanding, including awards relating to 3,005,772 shares that were granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

prior to Agere’s spin-off by Lucent or companies acquired by Lucent and converted later into Agere awards, and 13,222,258 shares remained available for the grant of awards under Agere plans. During fiscal 2005, 2004 and 2003, employees of the Company were granted stock options and other equity-based awards under Agere’s 2001 Long Term Incentive Plan. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year terms, and vest no later than four years from the date of grant.

On September 30, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding, unvested stock options with an exercise price over $35.00 per share held by current employees, excluding shares covered by options held by members of the Company’s executive committee. The unvested portions of the options that were accelerated covered a total of 2,262,016 shares of common stock and had a weighted average exercise price of $35.55 per share. The decision to accelerate the vesting of these significantly out-of-the-money stock options was made to avoid recognizing future compensation expense associated with these stock options as the Company will be required to adopt SFAS 123R beginning in the first quarter of fiscal 2006. This accelerated vesting will result in lower non-cash charges of approximately $42, net of estimated forfeitures, which otherwise would have been recorded in fiscal 2006 through February 2008.

Through April 30, 2005, Agere’s ESPP had consecutive offering periods, each consisting of four purchase periods of approximately six months in length. Effective May 1, 2005, the ESPP was changed such that offering periods will run generally for 6 months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price is equal to 85% of the lower of either the market price on the employee’s entry date for the current offering period, or the last trading day of each purchase period. Through September 30, 2005, 2,735,448 shares had been purchased under the ESPP and 5,764,552 shares remained available for purchase.

Presented below is a summary of the status of Agere stock options and related transactions for fiscal 2005, 2004 and 2003:

	Shares (000’s)	Weighted Average Exercise Price
OPTIONS OUTSTANDING AT SEPTEMBER 30, 2002	17,345	$98.79
Granted	6,719	14.31
Exercised	(74)	15.29
Forfeited or Expired	(4,679)	78.18
OPTIONS OUTSTANDING AT SEPTEMBER 30, 2003	19,311	74.77
Granted	6,482	34.91
Exercised	(423)	14.34
Forfeited or Expired	(1,965)	62.42
OPTIONS OUTSTANDING AT SEPTEMBER 30, 2004	23,405	65.82
Granted	5,494	13.66
Exercised	(119)	10.65
Forfeited or Expired	(3,319)	49.74
OPTIONS OUTSTANDING AT SEPTEMBER 30, 2005	25,461	$56.93

The weighted average fair value of the stock options was calculated using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $7.73, $20.35, and $8.34 per share, respectively. See Note 2 “Summary of Significant Accounting Policies-Stock Compensation Plans.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The following table summarizes significant ranges of outstanding and exercisable stock options at September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
$0.80 to $13.50	1,745	4.6	$10.45	945	$10.02
$13.51 to $20.00	7,873	5.3	14.53	2,259	15.53
$20.01 to $51.50	5,548	4.9	35.48	4,962	35.69
$51.51to $58.50	3,447	2.8	55.94	3,447	55.94
$58.51 to $60.00	3,908	2.4	60.00	3,908	60.00
$60.01 to $155.00	1,216	2.8	105.84	1,216	105.84
$155.01 to $515.61	1,724	3.9	327.02	1,724	327.02
Total	25,461	4.2	$56.93	18,461	$72.67

11.	Loss Per Common Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for each of the years presented, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 11,938,377, 12,396,070 and 12,396,070 related to the convertible notes for fiscal 2005, 2004 and 2003, respectively, 421,226, 2,501,470 and 1,530,997 of potential common shares related to outstanding stock options for fiscal 2005, 2004 and 2003, respectively, and 7,989 potential common shares related to restricted stock units for fiscal 2005.

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

	Year Ended September 30, 2005		Year Ended September 30, 2004		Year Ended September 30, 2003
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Agere Net Periodic Benefit Cost
Service cost	$15	$1	$24	$2	$24	$2
Interest cost	73	17	71	18	73	18
Expected return on plan assets	(87)	(4)	(88)	(5)	(96)	(4)
Amortization of prior service cost	(1)	(1)	2	10	3	4
Recognized net actuarial loss	1	—	1	—	—	1
International pension adjustment	(4)	—	5	—	—	—
Net periodic benefit cost (credit)	(3)	13	15	25	4	21
Special termination benefits	1	—	45	3	7	—
Curtailment charges	—	—	3	42	25	9
Settlement charge	—	—	—	—	14	—
Total benefit cost	$(2)	$13	$63	$70	$50	$30

Within net periodic benefit cost, the special termination benefits are separation payments made to employees and are included in restructuring and other charges — net. The curtailment charges in fiscal 2004 reflect accelerated recognition of prior service cost as employees were retiring sooner than originally anticipated, primarily due to the restructuring activities. The settlement charge in fiscal 2003 is for previously unrecognized losses related to employees taking a lump-sum distribution from the pension plans upon termination of employment, thereby eliminating the Company’s pension obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets. The Company uses a September 30 measurement date for its plans.

	Year Ended September 30, 2005		Year Ended September 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Change in benefit obligation
Benefit obligation at October 1	$1,262	$287	$1,168	$331
Service cost	15	1	24	2
Interest cost	73	17	71	18
Employee contributions	—	6	—	—
Amendments	—	(46)	(20)	(18)
Actuarial (gain)/loss	142	27	63	(24)
Benefits paid	(113)	(34)	(94)	(23)
Special termination benefits	1	—	45	7
Curtailments	—	—	(6)	(6)
International pension adjustment	(4)	—	11	—
Benefit obligation at September 30	$1,376	$258	$1,262	$287
Change in plan assets
Fair value of plan assets at October 1	$972	$59	$988	$73
Actual gain on plan assets	99	4	70	3
Employer contributions	78	20	3	6
Employee contributions	—	6	—	—
Benefits paid	(113)	(34)	(94)	(23)
International pension adjustment	—	—	5	—
Fair value of plan assets at September 30	$1,036	$55	$972	$59
Funded status of the plans	$(340)	$(203)	$(290)	$(228)
Unrecognized net actuarial loss	387	(50)	264	23
Unrecognized prior service cost	(9)	51	(16)	(5)
Net amount recognized	$38	$(202)	$(42)	$(210)

The pension benefit obligation as of September 30, 2005 and 2004 includes $15 and $18, respectively for the Company’s international plans. The fair value of plan assets as of September 30, 2005 and 2004 includes $8 and $7, respectively, for the Company’s international pension plan assets.

The accumulated benefit obligation was $1,356 and $1,245 as of September 30, 2005 and 2004, respectively. Benefits paid reflect all special and normal retiree benefit payments.

In September 2005, several changes were made to the postretirement health plan for U.S. management employees. Effective January 1, 2006, the Company will no longer offer prescription drug coverage to Medicare-eligible management retirees. In addition, effective January 1, 2008, the Company will no longer subsidize medical coverage for retired management employees under the age of 65, regardless of their retirement date. These changes are reflected in the September 30, 2005 benefit obligation. These changes decreased the accumulated postretirement benefit obligation by $30. In September 2005, the Company also changed the postretirement life benefit plan to limit the payout a participant could receive to a maximum of fifty thousand dollars. This change is reflected in the September 30, 2005 benefit obligation and decreased the accumulated postretirement benefit obligation by $16.

In September 2004, the U.S. management pension plans were amended to change the factors used to determine early retirement discounts. This change was effective January 1, 2005 and is reflected in the September 30, 2004 benefit obligation. This change decreased the projected benefit obligation by $20. In addition, several changes were made to the postretirement health plan for U.S. management employees. Effective January 1, 2005, dental benefits and partial reimbursement of Medicare Part B premiums will no longer be paid for by the Company. Also, all participants who retire on or after January 1, 2005 will not receive company provided postretirement medical benefits prior to age 65 and eligibility will be limited to the participant and their eligible spouse and will exclude

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

all other dependents. These changes are reflected in the September 30, 2004 benefit obligation. These changes decreased the accumulated postretirement benefit obligation by $18.

During fiscal 2005, the Company voluntarily contributed $77 in cash to the pension plan for represented employees. In addition, $1 in cash was contributed to the non-qualified pension plan in fiscal 2005 and 2004.

Amounts recognized in the consolidated balance sheet consist of:

	Year Ended September 30, 2005		Year Ended September 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Accrued benefit liability	$(320)	$(202)	$(275)	$(210)
Accumulated other comprehensive loss	358	—	233	—
Net amount recognized	$38	$(202)	$(42)	$(210)

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and postretirement plans for fiscal 2005 and 2004 were as follows:

	Pension Benefits	Postretirement Health Benefits	Postretirement Life Benefits
Fiscal 2005
Discount rate to determine net periodic benefit cost	6.00%	6.00%	6.00%
Discount rate to determine the benefit obligation as of September 30, 2005	5.50%	5.50%	5.50%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.13%	N/A	7.75%

Fiscal 2004
Discount rate to determine net periodic benefit cost	6.25%	6.25%	6.25%
Discount rate to determine the benefit obligation as of September 30, 2004	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	7.75%	3.20%	7.75%

For fiscal 2005 and thereafter, the healthcare cost-trend assumption has no impact on the total service and interest cost components and on the postretirement benefit obligation since costs under the plans are in excess of the plan’s defined maximum contribution which is being enforced by the Company. An 8% and 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004 and 2003, respectively. The per capita cost increase for dental care benefits was assumed to be 4% for fiscal 2004 and 2003.

The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plan’s assets.

	Allocation as of September 30, 2005		Allocation as of September 30, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Equity Securities	53%	46%	40%	38%
Debt Securities	47%	54%	60%	62%

The target investment policy was changed in August 2004 to a mix of 57% equity and 43% debt instruments for the management pension plan and 48% equity and 52% debt instruments for the occupational pension plan. The weighted average target investment policy for the combined pension trust is 53% equity and 47% debt instruments. The assets of the postretirement life plan are allocated similarly to the pension plans. For postretirement health plans, the Company allocates its entire portfolio to debt securities. As of September 30, 2005, the net assets in the trust for postretirement health benefits have been depleted and future payments will be made from Company cash on hand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

The following table reflects the benefit payments, which include expected future service, that the Company expects to pay in the years noted:

	Pension Benefits	Postretirement Benefits
Fiscal 2006	$107	$23
Fiscal 2007	$83	$23
Fiscal 2008	$83	$19
Fiscal 2009	$83	$19
Fiscal 2010	$84	$19
Fiscal 2011 through fiscal 2015	$427	$88

Although there is no required pension contribution, the Company estimates that during fiscal 2006, it may make voluntary contributions to the pension plans of approximately $55.

Savings Plans

The majority of the Company’s employees are eligible to participate in savings plans which allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contribution to savings plans was $8, $9 and $12 in fiscal 2005, 2004 and 2003, respectively.

The Company funds the employer match for U.S. employees with newly issued common stock. During fiscal 2005 and 2004, the Company’s matching contributions to the savings plan consisted of 644,475 and 388,770 shares, respectively.

13.	Intangible Assets

The Company has goodwill and acquired intangibles resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment:

	September 30, 2005	September 30, 2004
Unamortized intangible assets:
Goodwill:
Consumer Enterprise segment (1)	$188	$111
Telecommunications segment	8	8
Goodwill	$196	$119

(1)	During fiscal 2005, Consumer Enterprise segment goodwill increased by $77 due to the acquisition of Modem-Art Ltd. During fiscal 2004, Consumer Enterprise segment goodwill increased by $10 due to the acquisition of TeraBlaze.

The following table reflects the other acquired intangible assets by major class and the related accumulated amortization. These other acquired intangible assets are assigned to the Consumer Enterprise segment.

	September 30, 2005			September 30, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Existing Technology	$34	$32	$2	$34	$28	$6
Non-competition agreements (1)	9	2	7	—	—	—
Acquired intangible assets	$43	$34	$9	$34	$28	$6

(1)	During fiscal 2005 the Company recorded $9 for a non-competition agreement in the Consumer Enterprise segment in connection with the acquisition of Modem-Art Ltd. This agreement is being amortized over the two-year term of the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Intangible asset amortization expense for fiscal 2005, 2004 and 2003 was $6, $7, and $8, respectively. The Company does not have any intangible assets with indefinite lives other than goodwill. The amortization expense for future fiscal years is estimated to be:

	2006	2007	2008
Amortization expense	$5	$3	$1

14.	Debt

The following table reflects the components of short-term and long-term debt:

	September 30, 2005	September 30, 2004
Short-term debt:
Short-term portion of capitalized leases	$—	$25
Accounts receivable securitization (1)	—	122
Short-term debt	$—	$147

Long-term debt:
Convertible subordinated notes (2)	$372	$410
Long-term portion of capitalized leases	—	10
Long-term debt	$372	$420

(1)	The accounts receivable securitization facility expired on October 1, 2004 and the $122 of outstanding borrowings was repaid on that date.

(2)	During the third quarter of fiscal 2005 the Company repurchased and retired $38 of the convertible subordinated notes.

Convertible Subordinated Notes

In 2002, the Company issued $410 of 6.5% Convertible Subordinated Notes due December 15, 2009 (the “Notes”). The Company received proceeds of $396 in connection with this offering, net of $14 in underwriting fees and other expenses, which have been deferred and are amortized to interest expense over the term of the Notes.

Interest on the Notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes can be converted into shares of common stock at an initial price of $33.08 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest if its stock is no longer approved for public trading, its stock holders approve a liquidation or if a specified change in control occurs. The Notes are unsecured subordinated obligations and are subordinated in right of payment to all the Company’s existing and future senior debt.

During fiscal 2005 the Company repurchased and retired $38 of the notes. The outstanding balance is $372 and $410 as of September 30, 2005 and 2004, respectively.

Accounts Receivable Securitization

In 2002, Agere Systems Inc. and certain of its subsidiaries entered into a securitization transaction relating to certain accounts receivable. On October 1, 2004, the outstanding borrowings of $122 was repaid and $13 of cash held in trust was returned to the Company upon the expiration of the agreement. The weighted average annual interest rate on amounts borrowed as of September 30, 2004 was 1.7%. In addition, the Company paid an annual commitment fee, which as of September 30, 2004, was 1.5% per annum.

15.	Segment Information

The Company’s business operations are divided into four operating segments: Storage, Mobility, Enterprise and Networking and Telecommunications. The Storage, Mobility and Enterprise and Networking operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

segments represent one reportable segment, Consumer Enterprise. The Telecommunications segment represents the other reportable segment.

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

The Company meets each of the aggregation criteria for the Consumer Enterprise segment for the following reasons:

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

Because the Company meets each of the criteria set forth above and each of the three operating segments has similar economic characteristics, the Company aggregates the results of operations of the Storage, Mobility and Enterprise and Networking segments into one reportable segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Reportable Segments

	Year Ended September 30,
	2005	2004	2003
Revenue
Consumer Enterprise:
Storage	$620	$635	$623
Mobility	364	496	417
Enterprise and Networking	436	513	560
Consumer Enterprise	1,420	1,644	1,600
Telecommunications	256	268	239
Total	$1,676	$1,912	$1,839
Gross margin (excluding restructuring related charges included in costs)
Consumer Enterprise	$614	$681	$510
Telecommunications	189	192	172
Total	$803	$873	$682

Reconciling Items

A reconciliation of reportable segment gross margin to gross margin reported in the consolidated statements of operations is shown below:

	Year Ended September 30,
	2005	2004	2003
Reportable segment gross margin	$803	$873	$682
Deduct: Restructuring related charges included in costs	139	7	103
Total gross margin	$664	$866	$579

Geographic Information

	Revenue (1) Year Ended September 30,			Long-lived Assets (2) September 30,
	2005	2004	2003	2005	2004	2003
U.S.	$286	$331	$375	$365	$620	$684
Foreign Regions
Asia/Pacific & Pacific Rim (3) (4)	1,256	1,425	1,287	135	146	174
Europe, Middle East & Africa (5)	116	119	121	121	37	38
Caribbean, Canada, Mexico & Latin America	18	37	56	4	5	4
Totals	$1,676	$1,912	$1,839	$625	$808	$900

(1)	Revenue is attributed to geographic areas based on the customer’s shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2)	Represents property, plant and equipment-net, goodwill and acquired intangible assets — net.

(3)	Individual countries from which the Company generated greater than 10% of its revenues were Singapore, China, Korea, Japan and Taiwan. Singapore accounted for $269, $299 and $372 of revenue in fiscal 2005, 2004 and 2003, respectively. China accounted for $295 and $215 of revenue in fiscal 2005 and 2004 respectively. Korea accounted for $250 and $202 of revenue in fiscal 2005 and 2004, respectively. Japan accounted for $193 of revenue in fiscal 2004 and Taiwan accounted for $186 of revenue in fiscal 2003.

(4)	Thailand accounted for $89 of long lived assets as of September 30, 2005, which was greater than 10% of the Company’s long lived assets. Singapore accounted for $100 of long-lived assets as of September 30, 2003, which was greater than 10% of the Company’s long-lived assets.

(5)	Israel accounted for $84 of long lived assets as of September 30, 2005, which was greater than 10% of the Company’s long lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Concentrations

The Company’s business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as wireless handsets and telecommunications infrastructure equipment. The Company’s revenues can be affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. Sales to Maxtor Corporation in fiscal 2005, 2004 and 2003 represented 15%, 16% and 16% respectively of revenue. Sales to Seagate Technology, Inc. in fiscal 2005, 2004 and 2003 represented 15%, 12% and 12% respectively of revenue. Sales to Samsung Electronics Company in fiscal 2005 represented 14% of revenue.

16.	Discontinued Operations

On August 14, 2002, the Company announced plans to exit its optoelectronic components business. The consolidated financial statements for all periods presented reflect this business as discontinued operations. The revenues, costs and expenses directly associated with this business have been classified as discontinued operations on the consolidated statements of operations. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Revenue recorded within income (loss) from operations of discontinued business was $60 for fiscal 2003. Income from operations of discontinued business before income taxes was $8 for fiscal 2003.

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

During the second quarter of fiscal 2003, the Company sold the remainder of its optoelectronic components business, which provided cable television transmission systems, telecom access and satellite communications components, to EMCORE Corporations (“EMCORE”) for $25 in cash. The transaction included the assets, products, product warranty liabilities, technology and intellectual property related to this business. As part of the sale, approximately 210 of the Company’s employees joined EMCORE. The Company recognized a net gain of $19 from the sale, which is included in gain on disposal of discontinued business (net of taxes) for fiscal 2003.

17.	Accounting Changes

Effective October 1, 2002, the Company adopted SFAS 143, this standard provides the financial accounting and reporting requirements for the cost of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires the Company to record asset retirement obligations at fair value. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 as of October 1, 2002 resulted in capitalizing a net long-lived asset of $2, related to the restoration of leased facilities, recording an associated liability of $7 and a cumulative loss of $5. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if SFAS 143 had been in effect in prior years. There were no income taxes provided due to the recording of a full valuation allowance against U.S. net deferred tax assets.

18.	Financial Guarantees

The Company has been secondarily liable for the remaining lease payments for two real estate leases that were assigned in connection with the sale of its wireless local area networking equipment business. Due to a default by the lessee, the Company is now obligated to pay the remaining lease payments of $4. Accordingly, in the third quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

of fiscal 2005, the Company recorded a charge of $3, net of expected sublease income of $1, to selling, general and administrative expense and a liability of $3. The liability balance as of September 30, 2005 is $3.

The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of September 30, 2005 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for continuing operations for the years ended September 30, 2005 and 2004:

	Year Ended September 30,
	2005	2004
Balance as of beginning of period	$3	$3
Accruals for new and pre-existing warranties — net (including changes in estimates)	3	4
Settlements made (in cash or in kind) during the period	(4)	(4)
Balance as of end of period	$2	$3

19.	Financial Instruments

Fair Values

The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated balance sheets approximate fair value.

The carrying value and the fair value of the Notes at September 30, 2005 were $372 and $373, respectively. The carrying value and the fair value of the Notes at September 30, 2004 were $410 and $415, respectively. The fair values of foreign exchange forward contracts and the Notes were determined using quoted market rates.

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

Letters of Credit

The Company is a party to letters of credit that represent purchased guarantees ensuring the Company’s performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $8 and $10 as of September 30, 2005 and 2004. The estimated fair value of these letters of credit was $0 as of September 30, 2005 and 2004, which is based on fees paid to obtain the obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2005, would not be material to the annual consolidated financial statements.

The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. For the first quarter of fiscal 2005 Agere and Chartered Semiconductor agreed to waive the take or pay agreement. The agreement may be terminated by either party upon two years written notice, but may not be terminated prior to February 2008. The agreement may also be terminated for material breach, bankruptcy or insolvency.

Leases

The Company leases land, buildings and equipment under agreements that expire in various years through 2013. Rental expense under operating leases was $50, $72, $89 for fiscal 2005, 2004 and 2003, respectively. Rental expense under operating leases is net of sublease rentals of $3 in fiscal 2005. The table below shows the future minimum lease payments due under non-cancelable leases as of September 30, 2005. Such payments total $92 for operating leases and have not been reduced by minimum sublease rentals of $10 due in the future under noncancelable subleases.

	Year Ended September 30,
	2006	2007	2008	2009	2010	Later Years
Operating leases	$21	$17	$16	$14	$11	$13

21.	Quarterly Information (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Total
YEAR ENDED SEPTEMBER 30, 2005
Revenue	$410	$417	$433	$416	$1,676
Gross profit	136	154	185	189	664
Net income (loss)	$(67)	$(68)	$120	$7	$(8)
Basic income (loss) per share	$(0.39)	$(0.38)	$0.66	$0.04	$(0.04)
Diluted income (loss) per share	$(0.39)	$(0.38)	$0.65	$0.04	$(0.04)
Weighted average shares outstanding — basic (in thousands)	173,057	175,382	181,114	181,530	177,775
Weighted average shares outstanding — diluted (in thousands) (1)	173,057	175,382	193,169	181,692	177,775

YEAR ENDED SEPTEMBER 30, 2004
Revenue	$516	$462	$495	$439	$1,912
Gross profit	231	208	228	199	866
Net income (loss)	$(39)	$74	$2	$(127)	$(90)
Basic income (loss) per share	$(0.23)	$0.43	$0.01	$(0.74)	$(0.52)
Diluted income (loss) per share	$(0.23)	$0.43	$0.01	$(0.74)	$(0.52)
Weighted average shares outstanding — basic (in thousands)	169,738	171,121	171,829	172,310	171,248
Weighted average shares outstanding — diluted (in thousands) (2)	169,738	173,424	174,249	172,310	171,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

(1)	For the third quarter of fiscal 2005, 11,732,190 potential common shares related to convertible notes, 305,713 potential common shares related to outstanding stock options, and 16,795 potential common shares related to restricted stock units were included in the weighted average shares outstanding — diluted calculation. For the fourth quarter of fiscal 2004, 161,590 potential common shares related to outstanding stock options were included in the weighted average shares outstanding — diluted calculation.

(2)	For the second quarter of fiscal 2004, 2,302,898 potential common shares related to outstanding stock options were included in the weighted average shares outstanding — diluted calculation. For the third quarter of fiscal 2004, 2,419,738 potential common shares related to outstanding stock options were included in the weighted average shares outstanding — diluted calculation.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure, Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm that has audited our consolidated financial statements, has issued its attestation report on our management’s assessments, as stated in their report which is included under Item 8 herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of conduct on our website by going to the following address: http://www.agere.com/governance, and clicking on the link for our code of conduct. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Corporate Governance Committees of the Board of Directors. You can find these documents on our website by going to the following address: http://www.agere.com/governance, and clicking on the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Agere Systems Inc. c/o Computershare Investor Services, LLC 2 North LaSalle Street Chicago, IL 60602 Telephone: 1-866-AGEREIR (1-866-243-7347)

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that committee are: Thomas P. Salice (Chair), Arun Netravali and Harold A. Wagner.

Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee — Audit Committee Financial Expert.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the captions “Beneficial Ownership of Agere Systems Common Stock” and “Proposal to Approve Changes to Our 2001 Long Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the caption “Other Arrangements with Executives.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to our Current Report on Form 8-K, filed June 1, 2005)
3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 1, 2005)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 1, 2005)
4.2	Certificate of Incorporation (filed as Exhibit 3.1 hereto)
4.3	By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)
4.4
Amended and Restated Rights Agreement between Agere Systems Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed June 1, 2005)

4.5	Form of Rights Certificate (attached as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.4 hereto)
4.6	Indenture for our 6.5% Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 9, 2002)
4.7	Supplemental Indenture No. 1 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed June 1, 2005)
10.1	Separation and Distribution Agreement (filed as Exhibit 2 hereto)
10.2	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)
10.3	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)
10.4	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-51594)
10.5	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)
10.6	Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-51594)
10.7	Amendment to Microelectronics Product Purchase Agreement (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 18, 2002)
10.8	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)

10.9	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 23, 2004)
10.10
Agreement of Sale with AG Semi-Conductor Limited, Maxim/Dallas Direct, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10 to our Current Report on
Form 8-K, filed September 19, 2005)

10.11	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)†
10.12	Agere Systems Inc. 2001 Long Term Incentive Plan*†
10.13	Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-51594)†
10.14	Performance-vested RSU Award Agreement — Total Stockholder Return (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed November 3, 2005)†
10.15	Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-51594)†
10.16	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 7, 2005)†
10.17	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)†
10.18	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)†
10.19	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.20	Agere Systems Inc. 2004–2005 Medium-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed December 8, 2003)†
10.21	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.22	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.23	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.24	Founders Grant Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.25	AT&T 1987 Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.26	Employment Agreement with Richard L. Clemmer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 3, 2005)†
10.27	Employment Agreement with Ruediger Stroh*†
10.28	Separation Agreement with John T. Dickson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 10, 2005)†
10.29	Separation Agreement with Sohail A. Khan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed November 10, 2005)†
10.30	Separation Agreement with Ahmed Nawaz (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed November 10, 2005)†
10.31	Separation Agreement with Kevin Pennington*†

10.32	Housing letter with Kevin Pennington*†
12	Computation of Ratio of Earnings to Fixed Charges*
21	List of Subsidiaries of Agere Systems Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Powers of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

†	Exhibit represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 9th day of December, 2005.

AGERE SYSTEMS INC.

By: /s/	Peter Kelly Peter Kelly Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard L. Clemmer Richard L. Clemmer	President, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2005

/s/ Peter Kelly Peter Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2005

/s/ Gary J. Wojtaszek Gary J. Wojtaszek	Vice President, Corporate Controller (Principal Accounting Officer)	December 9, 2005

* Richard S. Hill	Director

* Arun Netravali	Director

* Thomas P. Salice	Director

* Rae F. Sedel	Director

* Harold A. Wagner	Chairman of the Board

*	By: /s/ Peter Kelly (Attorney in Fact) December 9, 2005