Form 10-Q
period 2005-12-31
AGERE SYSTEMS INC
filed 2006-02-02
CIK 1129446

As filed with the Securities and Exchange Commission on February 2, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-16397

AGERE SYSTEMS INC.

A Delaware	I.R.S. Employer
Corporation	No. 22-3746606

1110 American Parkway NE, Allentown, PA 18109

Telephone - 610-712-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At January 31, 2006, 178,921,882 shares of common stock were outstanding.

Agere Systems Inc.
Form 10-Q
For the quarterly period ended December 31, 2005
Table of Contents

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,

	2005	2004

Revenue	$403	$410
Costs	210	274

Gross profit	193	136

Operating expenses:
Selling, general and administrative	61	55
Research and development	119	119
Amortization of acquired intangible assets	1	1
Restructuring and other charges – net	31	14
Gain on sale of operating assets – net	(1)	(2)

Total operating expenses	211	187

Operating loss	(18)	(51)
Other income (expense) – net	6	(2)
Interest expense	7	8

Loss from continuing operations before provision for income taxes	(19)	(61)
Provision for income taxes	4	6

Loss from continuing operations	(23)	(67)
Income from discontinued operations (net of taxes)	4	—

Net loss	$(19)	$(67)

Basic and diluted loss per share information:
Loss from continuing operations	$(0.13)	$(0.39)
Income from discontinued operations (net of taxes)	0.02	—

Net loss	$(0.11)	$(0.39)

Weighted average shares outstanding–basic and diluted (in thousands)	180,780	173,057

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Current Assets
Cash and cash equivalents	$649	$698
Trade receivables, less allowances of $3 as of December 31, 2005 and September 30, 2005	252	251
Inventories	125	130
Other current assets	40	38

Total current assets	1,066	1,117
Property, plant and equipment—net of accumulated depreciation and amortization of $1,285 as of December 31, 2005 and $1,280 as of September 30, 2005	430	420
Goodwill	196	196
Acquired intangible assets—net of accumulated amortization	15	9
Other assets	96	139

Total assets	$1,803	$1,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$196	$200
Payroll and related benefits	89	87
Income taxes payable	75	84
Restructuring reserve	23	28
Deferred income	32	35
Other current liabilities	40	54

Total current liabilities	455	488
Pension and postretirement benefits	522	522
Long-term debt	372	372
Other liabilities	69	72

Total liabilities	1,418	1,454

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 179,043,184 shares outstanding as of December 31, 2005 and 181,627,917 shares outstanding as of September 30, 2005	2	2
Additional paid-in capital	7,579	7,561
Accumulated deficit	(6,808)	(6,789)
Accumulated other comprehensive loss	(347)	(347)
Treasury stock, at cost, 3,462,439 common shares at December 31, 2005 and 10,939 common shares at September 30, 2005	(41)	—

Total stockholders’ equity	385	427

Total liabilities and stockholders’ equity	$1,803	$1,881

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended December 31,

	2005	2004

OPERATING ACTIVITIES
Net loss	$(19)	$(67)
Less: Income from discontinued operations	4	—

Loss from continuing operations	(23)	(67)

Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
Restructuring and other charges – net of cash payments	8	(15)
Depreciation and amortization	27	83
Pension plan contributions	—	(13)
Stock-based compensation expense	10	—
Provision for deferred income taxes	2	1
Provision for inventory write-downs	2	4
Equity loss from investments	—	5
Dividends received from equity investments	—	30
(Increase) decrease in receivables	(1)	82
Decrease (increase) in inventories	3	(1)
Decrease in accounts payable	(4)	(28)
Decrease in payroll and benefit liabilities	(8)	(21)
(Decrease) increase in tax accruals	(11)	4
Changes in other operating assets and liabilities	(12)	(23)
Other adjustments for non-cash items – net	—	(1)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(7)	40

INVESTING ACTIVITIES
Capital expenditures	(39)	(30)
Acquisition of intangibles	(7)	—
Return of capital from investments	34	—
Proceeds from the sale or disposal of property, plant and equipment	5	2
Decrease in cash designated as held in trust	—	13

NET CASH USED BY INVESTING ACTIVITIES	(7)	(15)

FINANCING ACTIVITIES
Purchase of treasury stock	(41)	—
Proceeds from the issuance of stock – net of expense	6	8
Principal repayments on short-term debt	—	(122)
Principal repayments on long-term debt	—	(4)

NET CASH USED BY FINANCING ACTIVITIES	(35)	(118)

Effect of exchange rate changes on cash	—	1

Net decrease in cash and cash equivalents	(49)	(92)
Cash and cash equivalents at beginning of period	698	778

Cash and cash equivalents at end of period	$649	$686

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Internal Use Software

          During the first quarter of fiscal 2006 the Company assigned a useful life of seven years to the primary upgrade to its information system used for financial reporting. The useful life of certain capitalized computer software costs is a range of three to seven years.

Interim Financial Information

          These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2005. The condensed financial information as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three months ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year 2006 or any other future periods.

2. Stock Compensation Plans

          Agere has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. At December 31, 2005, awards relating to 30,130,396 shares were outstanding, including awards relating to 2,707,381 shares that were granted prior to Agere’s spin-off by Lucent Technologies Inc. (“Lucent”) or companies acquired by Lucent and converted later into Agere awards, and 8,063,183 shares remained available for the grant of awards under Agere plans. During the first quarter of fiscal 2006 and 2005, employees and outside directors of the Company were granted stock options and other equity-based awards under Agere’s 2001 Long Term Incentive Plan. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year contractual terms, and vest no later than four years from the date of grant. Agere also granted restricted stock units (a form of other stock units), at no cost to the employee, that vest based on completion of a required service period or a combination of required service and satisfaction of a performance test that requires Agere’s total stockholder return to exceed that of a market capitalization weighted peer group index of nine companies over a four-year period. If that test is not met, the restricted stock units will expire and any compensation cost recognized previously is not reversed. The time-based restricted stock unit awards vest over a two-year or four-year period and the performance-based awards vest after four years from the grant date if the performance test has been met at that time.

          Agere’s Employee Stock Purchase Plan (“ESPP”) has offering periods that run for 6 months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price in any purchase period is equal to 85% of the lower of either the market price on the first trading day of the purchase period, or the last trading day of the purchase period. During the three months ended December 31, 2005, 460,311 shares were purchased under the ESPP and 5,304,241 shares remained available for purchase.

          Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three months ended December 31, 2005 was $10 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended December 31, 2005 of $(0.11) is $0.06 more than if the Company had not adopted SFAS 123R.

          The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the quarter ended December 31, 2005, the Company recognized compensation expense of $8 for stock options, $1 for restricted stock units and $1 for the ESPP, all of which was recognized in the Statement of Operations. There were no significant capitalized stock-based compensation costs at December 31, 2005.

          Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for restricted stock units) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months ended December 31, 2004 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

Three Months Ended December 31, 2004

Net loss:
As reported	$(67)
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method (1)	(29)

Pro forma	$(96)

Basic and diluted loss per share:
As reported	$(0.39)
Pro forma	$(0.56)

          (1) The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          The following table presents the total stock-based compensation expense resulting from stock options, restricted stock unit awards, and the ESPP included in the Statement of Operations:

Three Months Ended December 31, 2005

Costs	$2
Selling, general and administrative	4
Research and development	2
Restructuring and other charges – net (1)	2

Stock-based compensation expense before income taxes	10
Benefit for income taxes (2)	—

Net compensation expense	$10

          (1) Represents stock-based compensation expense for employees on leave of absence whose stock options continue to vest during that period although the employees’ requisite service period has been completed.

          (2) The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

          The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		ESPP

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58%	85%	62%	95%
Risk-free interest rate (range)	4.18%-4.43%	2.82%-3.17%	2.76%-3.43%	1.0%
Expected term (in years)	4.0	2.7	.5	.5

          Expected Volatility. The Company uses third-party analysis to assist in developing the expected volatility of its stock options. In anticipation of adopting SFAS 123R in October 2005, the Company evaluated the assumptions used in the Black-Scholes model during the third quarter of fiscal 2005. As a result, the Company changed its methodology for computing the expected volatility from being based solely on Company historical volatility to a combination of both Company and peer company historical volatility and peer company market-based implied volatility. For this reason, expected volatility was lower in the first quarter of fiscal 2006 than in the same period in the previous fiscal year.

          Expected Term. The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior, and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The Company also uses third-party analysis to assist in developing the expected term of its stock options.

          Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

          Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

          Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

Stock Options

          Presented below is a summary of the status of Agere stock options as of December 31, 2005, and related transactions for the quarter then ended:

		Weighted	Weighted-Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contractual Term	Value

Outstanding at September 30, 2005	25,461	$56.93
Granted	3,679	12.69
Exercised	(203)	9.97
Forfeited or Expired	(1,566)	59.76

Outstanding at December 31, 2005	27,371	$51.34	4.27	$2

Vested or expected to vest at December 31, 2005	26,813	$51.34	4.27	$2

Exercisable at December 31, 2005	18,679	$68.68	3.42	$1

          The weighted-average grant-date fair value of options granted during the fiscal quarters ended December 31, 2005 and December 31, 2004 was $6.19 and $7.33, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and December 31, 2004 was less than $1 and the total fair value of shares vested during the three months ended December 31, 2005 was $29. Cash received from option exercises for the quarters ended December 31, 2005 and December 31, 2004, was $2 and $1, respectively.

          As of December 31, 2005, there was $60 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

          The value of time-based restricted stock units is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity for the three months ended December 31, 2005:

		Weighted
Nonvested Shares	Shares	Average Grant-Date
(Time-based)	(000’s)	Fair Value

Nonvested at October 1, 2005	13	$11.62
Granted	2,277	13.05
Vested	(1)	11.20
Forfeited	(5)	13.32

Nonvested at December 31, 2005	2,284	$13.04

          As of December 31, 2005, there was $26 of total unrecognized compensation cost related to time-based nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          The fair value of performance-based restricted stock units is determined by a Monte Carlo simulation technique. The following table summarizes the Company’s performance-based, nonvested share activity for the three months ended December 31, 2005:

Nonvested Shares (Performance-based)	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at October 1, 2005	—
Granted	475	$8.06
Vested	—
Forfeited	—

Nonvested at December 31, 2005	475	$8.06

          As of December 31, 2005, there was $3 of total unrecognized compensation cost related to performance-based, nonvested restricted stock unit awards. That cost is expected to be recognized equally over a period of 3.75 years.

3. Restructuring and Other Charges – Net

          The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At December 31, 2005, the Company was engaged in three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and includes actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and improve profitability. This program was substantially complete as of September 30, 2005. The third restructuring program was announced on September 29, 2004 and relates to the closure of the Company’s manufacturing facility in Orlando, Florida. In September 2005, the Company ceased manufacturing operations at its Orlando facility. In addition to these restructuring programs, at December 31, 2005, the Company was engaged in activities to resize its business, which were begun in fiscal 2005 and fiscal 2006.

          For the three months ended December 31, 2005, restructuring and other charges – net was $31 and includes restructuring and related expenses of $3, Orlando decommissioning expenses of $7, a reversal of $1 for expenses associated with the fiscal 2005 business resizing and $22 for a fiscal 2006 business resizing. For the three months ended December 31, 2004, restructuring and other charges – net was $14 and includes restructuring and related expenses of $13 and expenses associated with the combination of classes of common stock of $1.

Orlando Decommissioning Activities

          For the three months ended December 31, 2005, the Company recorded additional charges of $7 related to decommissioning activities at the Orlando facility and made cash payments towards this obligation of $8. At December 31, 2005, the reserve balance of $2 was recorded in other current liabilities.

2005 Business Resizing

          In the fourth quarter of fiscal 2005, the Company developed plans to resize and discontinue some of its shared business support groups. As part of this program, the Company expects to reduce its workforce by approximately 70 employees, almost all of which were off-roll as of December 31, 2005. For the three months ended December 31, 2005, the Company recorded a non-cash credit of $1 within restructuring and other charges – net relating to revised estimates. During the same period, the Company paid $1 towards this obligation. At December 31, 2005, the Company has recorded a liability of $2 within other current liabilities related to cash charges which are expected to be paid by the end of fiscal 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2006 Business Resizing

          On October 26, 2005, the Company announced that it was considering additional actions that would further improve profitability and consolidate its operations. The Company currently estimates that it will reduce its workforce by approximately 110 employees, all of which are expected to be off-roll by the middle of fiscal 2006. For the three months ended December 31, 2005, the Company has recorded a charge of $22 within restructuring and other charges – net. This charge includes $19 of cash charges principally related to termination benefits related to the workforce reductions and $3 of non-cash charges, of which $2 is related to stock-based compensation expenses for certain employees on leave of absence, and $1 is related to special pension benefits. During the same period, the Company paid $4 towards this obligation. At December 31, 2005, the Company has recorded a liability of $15 within other current liabilities related to cash charges which are expected to be paid by the end of fiscal 2007.

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

          2004 Business Resizing

          On September 23, 2004, the Company announced a restructuring program to resize the business and improve profitability. As part of this program, the Company reduced its workforce by approximately 550 employees across the business, including administrative functions, sales, marketing and product development, and exited the standalone wireless local area networking chipset business, the radio-frequency power transistor business, and all operations in the Netherlands.

          Closure of the Orlando Manufacturing Facility

          On September 29, 2004, the Company announced that it would close its wafer manufacturing facility in Orlando and in September 2005 all operations ceased. On December 31, 2005, approximately 70 people assigned to the Orlando facility were on roll, of which approximately 30 will be off-roll by March 31, 2006, with the remaining people who are primarily engaged in facility decommissioning activities, expected to be taken off-roll by the end of fiscal 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three Months Ended December 31, 2005

          The following table sets forth the Company’s restructuring reserve as of December 31, 2005, and the activity affecting the reserve for the three months ended December 31, 2005:

		Three Months Ended December 31, 2005
	September 30, 2005 Restructuring Reserve				December 31, 2005 Restructuring Reserve
		Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$—	$1	$—
Facility lease terminations	17	2	—	2	17
Other charges	1	1	—	1	1

Total	$19	$3	$—	$4	$18

2004 Business Resizing
Workforce reductions	$1	$—	$—	$—	$1

Closure of the Orlando Manufacturing Facility
Workforce reductions	$8	$—	$—	$4	$4

Grand Total	$28	$3	$—	$8	$23

2001 Manufacturing Rationalization and Resizing

          Facility Lease Terminations and Other Charges

          During the first quarter of fiscal 2006, the Company recorded charges for facility lease terminations and other charges of $3. The charges include $2 related to revised estimates for facility lease terminations and $1 primarily for the relocation of employees and equipment.

Restructuring Reserve Balances as of December 31, 2005

2001 Manufacturing Rationalization and Resizing

          The $17 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The remaining reserve of $1 for other charges is expected to be paid by the end of fiscal 2006.

2004 Business Resizing

          The Company anticipates the $1 restructuring reserve relating to workforce reductions as of December 31, 2005 will be paid by the end of fiscal 2006.

Closure of the Orlando Manufacturing Facility

          The Company anticipates that approximately $3 of the $4 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006. The remaining amount is expected to be paid in fiscal 2007.

          The Company expects to fund the cash payments related to all of the restructuring reserves with cash on hand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three Months Ended December 31, 2004

          The following table sets forth the Company’s restructuring reserve as of December 31, 2004, and the activity affecting the reserve for the three months ended December 31, 2004:

		Three Months Ended December 31, 2004
	September 30, 2004 Restructuring Reserve				December 31, 2004 Restructuring Reserve
		Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$3	$2
Facility lease terminations	23	—	—	2	21
Other charges	3	4	—	4	3
Asset impairments	—	4	4	—	—

Total	$31	$8	$4	$9	$26

2004 Business Resizing
Workforce reductions	$21	$4	$2	$14	$9
Other charges	2	1	1	1	1

Total	$23	$5	$3	$15	$10

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$—	$(1)	$—	$7

Grand Total	$60	$13	$6	$24	$43

2001 Manufacturing Rationalization and Resizing

          Other Restructuring and Related Charges

          During the first quarter of fiscal 2005, the Company recorded $4 of other restructuring charges, primarily for the relocation of employees and equipment. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore.

2004 Business Resizing

          Workforce Reductions

          During the first quarter of fiscal 2005, the Company recorded restructuring charges of $4 relating to approximately 50 additional workforce reductions associated with the 2004 business resizing. These charges included $2 of cash charges and $2 of non-cash charges. The cash charges of $2 are principally related to termination benefits related to the workforce reductions and the $2 of non-cash charges are principally related to special pension benefits to be paid from the Company’s pension fund.

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

4. Supplemental Financial Information

Statement of Operations Information

          The Company recorded increased depreciation of $35 for the three months ended December 31, 2004, all of which was recorded in costs. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. This additional depreciation was reflected in net loss and resulted in an increase of $0.20 in the per share loss for the three months ended December 31, 2004. There was no increased depreciation for the three months ended December 31, 2005.

          For the three months ended December 31, 2005, the Company recorded a provision for income taxes of $4 on a pre-tax loss from continuing operations of $19 yielding an effective tax rate of (21.1)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the three months ended December 31, 2004, the Company recorded a provision for income taxes of $6 on a pre-tax loss from continuing operations of $61, yielding an effective tax rate of (9.8)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

Balance Sheet Information

	December 31, 2005	September 30, 2005

Inventories:
Finished goods	$48	$36
Work in process	73	89
Raw materials	4	5

Inventories	$125	$130

5. Investment in Silicon Manufacturing Partners – a Related Party

          The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from taking significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not shared in the same ratio as equity ownership. As of December 31, 2005, the Company’s investment in SMP was $50, of which $5 is recorded in other current

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

assets and $45 is recorded in other assets. The Company’s investment in SMP was $84 as of September 30, 2005 and was recorded in other assets.

          For the three months ended December 31, 2005 and 2004, the Company recognized equity losses of $0 and $5 from SMP, respectively, recorded in other income (expense) – net. The Company received a return of capital of $34 during the three months ended December 31, 2005 and received a dividend of $30 from SMP during the three months ended December 31, 2004. SMP reported net income of $11 and a net loss of $15 for the three months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, SMP reported total assets of $127 and total liabilities of $31 compared to total assets of $189 and total liabilities of $21 as of September 30, 2005.

          The Company purchased $25 and $27 of inventory from SMP for the three months ended December 31, 2005 and 2004, respectively. At December 31, 2005 and September 30, 2005, the amount of inventory on hand that was purchased from SMP was $10 and $12, respectively. At December 31, 2005 and September 30, 2005, amounts receivable from SMP were $5 and $0, respectively. At December 31, 2005 and September 30, 2005, amounts payable to SMP were $15 and $22, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for the Company in the three months ended December 31, 2004.

6. Comprehensive Income (Loss)

          Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. During the three months ended December 31, 2005 and 2004, total comprehensive loss and net loss were $19 and $67, respectively. There were no changes to the comprehensive income components of equity other than net loss.

7. Loss Per Common Share

          Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for each of the periods presented, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 11,236,886 and 12,396,070 related to the Company’s convertible notes for the three months ended December 31, 2005 and 2004, respectively, 18,861 and 318,004 related to outstanding stock options for the three months ended December 31, 2005 and 2004, respectively, and 139,569 related to restricted stock units for the three months ended December 31, 2005.

8. Benefit Obligations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Net Periodic Benefit Cost

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$3	$—	$4	$—
Interest cost	18	3	19	4
Expected return on plan assets	(21)	(1)	(22)	(1)
Amortization of prior service cost	—	(2)	—	—
Recognized net actuarial loss	3	1	—	—

Net periodic benefit cost	$3	$1	$1	$3

          Although not required, the Company may consider additional voluntary cash contributions to its pension plans of up to $75 during fiscal 2006.

9. Intangible Assets

          The Company has goodwill and acquired intangibles resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment:

	December 31, 2005	September 30, 2005

Unamortized intangible assets:
Goodwill:
Consumer Enterprise segment	$188	$188
Telecommunications segment	8	8

Goodwill	$196	$196

          The following table reflects the other acquired intangible assets by major class and the related accumulated amortization. These other acquired intangible assets are assigned to the Consumer Enterprise segment.

		December 31, 2005			September 30, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Existing Technology	$41	$32	$9	$34	$32	$2
Non-competition agreements (1)	9	3	6	9	2	7

Acquired intangible assets	$50	$35	$15	$43	$34	$9

(1)  During the three months ended December 31, 2005, the Company recorded $7 for the acquisition of a patent in the Consumer Enterprise segment. This intangible asset is being amortized over a five-year period.

          Intangible asset amortization expense for the three months ended December 31, 2005 and 2004 was $1. Intangible asset amortization expense for the remainder of fiscal 2006 is estimated to be $5. The amortization for future fiscal years is estimated to be $4 for fiscal 2007 and $2 in fiscal 2008, 2009 and 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

10. Segment Information

          The Company is organized into four operating segments: Storage, Mobility, Enterprise and Networking, and Telecommunications. The Storage, Mobility, and Enterprise and Networking operating segments represent one reportable segment, Consumer Enterprise. The Telecommunications segment represents the other reportable segment. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics that require high capacity storage. Mobility provides integrated circuit solutions for a variety of end-user applications such as data-enabled mobile phones. Enterprise and Networking targets the data networking equipment market and provides solutions for consumer communications applications. The Telecommunications segment provides integrated circuit solutions for wireless and wireline telecommunications infrastructure.

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had four operating segments at December 31, 2005, under the aggregation criteria set forth in SFAS 131, the Company has two reportable segments, Consumer Enterprise and Telecommunications.

          Each operating segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is segment gross margin, which excludes restructuring related and stock-based compensation charges included in costs. The Company’s primary segment financial measure also excludes operating expenses, interest income or expense, other income or expense, and income taxes. The Company does not identify or allocate assets by operating segment.

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

Reportable Segments

	Three Months Ended December 31,

	2005	2004

Revenue
Consumer Enterprise segment:
Storage	$173	$166
Mobility	73	83
Enterprise and Networking	102	104

Consumer Enterprise segment	348	353
Telecommunications segment	55	57

Total	$403	$410

Gross margin (excluding restructuring related and stock-based compensation charges included in costs)
Consumer Enterprise segment	$154	$140
Telecommunications segment	41	42

Total reportable segment gross margin	$195	$182

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Reconciling Items

A reconciliation of reportable segment gross margin to gross margin reported in the consolidated statements of operations is shown below:

	Three Months Ended December 31,

	2005	2004

Reportable segment gross margin	$195	$182
Deduct: Restructuring related charges included in costs	—	46
Stock-based compensation charges included in costs	2	—

Gross margin	$193	$136

11. Financial Guarantees

          The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of December 31, 2005 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

          The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,

	2005	2004

Balance as of beginning of period	$2	$3
Accruals for new and pre-existing warranties (including changes in estimates)	—	3
Settlements made (in cash or in kind) during the period	—	(1)

Balance as of end of period	$2	$5

12. Discontinued Operations

          During fiscal 2003, the Company exited its optoelectronic components business. The consolidated financial statements presented reflect this business as discontinued operations. During the three months ended December 31, 2005 a reserve of $4 related to the optoelectronics business was deemed no longer necessary and therefore was reversed. Income from operations of discontinued business before income taxes was $4 for the three months ended December 31, 2005. There was no income from discontinued operations during the three months ended December 31, 2004.

13. Commitments and Contingencies

          In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at December 31, 2005, would not be material to the annual consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2005 and 2004 and the notes thereto. This discussion contains forward-looking statements. Please see Item 1A, “Risk Factors,” in Part II for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

          Prior to January 1, 2006, our business was organized into operating segments that focused on four key markets: Storage, Mobility, Enterprise and Networking, and Telecommunications. We had two reportable segments, Consumer Enterprise and Telecommunications. Each segment included product revenue and revenue from the licensing of intellectual property. The Consumer Enterprise segment included the Storage, Mobility and Enterprise and Networking operating segments. Storage targets computing and consumer electronics devices that need high capacity storage and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as mobile phones. Enterprise and Networking targets the data networking equipment market and also provides solutions for consumer communications applications. The Telecommunications segment targets the telecommunications network equipment market and provides integrated circuit solutions for wireless and wireline infrastructure.

          Effective January 1, 2006, we combined our Enterprise and Networking and Telecommunications businesses. The Storage and Mobility businesses will remain operating segments and will be combined to form a reportable segment. The Telecommunications and Enterprise and Networking businesses will be combined into one operating segment that will also be a reportable segment. In addition, certain applications may be realigned between the operating segments.

          Our business depends in large part on demand for personal computers and associated equipment, mobile phones, enterprise networking equipment and telecommunications infrastructure equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

          Prior to the closure of our Orlando, Florida manufacturing facility in September 2005, we pre-built inventory for products we would no longer have the capability to produce once the facility ceased operation. As of December 31, 2005, we had pre-built inventory of $16 million to meet our estimates of our customers’ future demand, which we expect to sell over the next few years. During fiscal 2005, we recorded significant depreciation expense related to the Orlando facility. The facility was completely depreciated by the end of fiscal 2005 and we are no longer recording depreciation related to the facility.

          On October 1, 2005 we implemented Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to account for stock-based compensation transactions using a fair value method and to recognize the expense in the statement of operations. During the three months ended December 31, 2005, we recorded total stock-based compensation expense of $10 million in our statement of operations. A portion of this expense is included in each of costs, selling general and administrative expenses, research and development expenses and restructuring and other charges – net. Because we adopted SFAS 123R using the modified prospective approach, which does not require restatement of prior period financial results, our fiscal 2005 statement of operations contains only a minimal amount of stock-based compensation expense which is related to restricted stock units.

Restructuring and Decommissioning Activities

          We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. At December 31, 2005, we were engaged in three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

          Our second restructuring program was announced on September 23, 2004 and consisted of a further resizing of our business to align the cost structure with revenue projections. As part of this program, we reduced our workforce by approximately 550 employees across the business, including administrative functions, sales, marketing and product development, and exited our standalone wireless local area networking chipset, or Wi-Fi business, our radio-frequency power transistor, or RF power business, and all operations in the Netherlands. This restructuring is substantially complete.

          Our third restructuring program was announced on September 29, 2004 and relates to the closure of our Orlando wafer manufacturing facility. In September 2005, we ceased operations in the Orlando facility. Approximately 70 people assigned to the Orlando facility were on-roll, of which approximately 30 will be off-roll by March 31, 2006, with the remaining people who are primarily engaged in facility decommissioning activities, expected to be taken off-roll by the end of fiscal 2006.

          During the three months ended December 31, 2005, we recorded a charge of $31 million classified within restructuring and other charges-net. Included in this amount is a net charge of $10 million for our restructuring activities which is comprised of $7 million related to Orlando decommissioning activity, $2 million related to facility lease terminations, and $1 million related primarily to relocation of employees and equipment at locations other than Orlando. In addition to our restructuring activities, we were also engaged in activities to resize our business, which were begun in fiscal 2005 and fiscal 2006. We recorded a $1 million credit related to our 2005 business resizing for revised estimates. Also in the first quarter of fiscal 2006, we continued to develop plans to further improve profitability and consolidate operations. As a result, we recorded a net charge of $22 million related to workforce reductions within restructuring and other charges – net. For additional details regarding our restructuring and business resizing activities, see Note 3 to our financial statements in Item 1.

          During the three months ended December 31, 2004, we recorded a charge of $13 million, classified within restructuring and other charges - net. The net charges for the three months ended December 31, 2004 are comprised of $4 million related to workforce reductions and $9 million related primarily to asset impairments and relocation of employees and equipment. In addition, within gross margin we recorded $46 million of restructuring related charges for the three months ended December 31, 2004, of which $35 million resulted from increased depreciation and $11 million was related to inventory and purchase commitment charges. The increased depreciation was due to the shortening of estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges were the result of lower demand for Wi-Fi and RF power transistor products in connection with our decision to exit the Wi-Fi and RF power businesses.

          To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $1 million in additional cash charges during fiscal 2006, related primarily to the relocation of employees. The 2004 Business Resizing is essentially complete as of December 31, 2005. To complete the closure of our Orlando facility, we estimate that we will have a total future cash outlay of approximately $24 million. Included in this amount are cash charges of $22 million related to the shutdown of the facility, of which we expect to pay $17 million in fiscal 2006 and $5 million in fiscal 2007. We also estimate that we will pay $2 million in the second quarter of fiscal 2006 related to equipment disposition costs. This amount was previously recognized in restructuring and other charges –net in the fourth quarter of fiscal 2005. To complete our 2005 business resizing, we expect to record a pension-related charge of $2 million by the end of fiscal 2006. We anticipate that we will pay a total of approximately $2 million related to our 2005 business resizing, of which $1 million is expected to be paid in both fiscal 2006 and 2007. These restructuring related charges were previously recognized in restructuring and other charges – net in the fourth quarter of fiscal 2005. We also anticipate that we will pay a total of approximately $15 million related to our 2006 business resizing, of which $12 million and $3 million are expected to be paid in fiscal 2006 and 2007, respectively. These restructuring related charges were recognized in restructuring and other charges – net in the first quarter of fiscal 2006.

          We expect our future cash requirements to complete all of our current restructuring and restructuring related programs will be approximately $65 million. This amount includes amounts in the restructuring reserve at December 31, 2005 and the estimated future cash charges and payments associated with our 2001 restructuring actions, closure of our Orlando facility, 2005 business resizing and first quarter 2006 business resizing.

          On January 24, 2006, we announced that we are considering additional actions that would further improve profitability and consolidate our operations. Although we have not finalized our plans, we currently anticipate that we will incur additional cash charges of approximately $10 million to $20 million related to the actions.

Application of Critical Accounting Policies and Estimates

          Stock-Based Compensation Expense

          Effective October 1, 2005, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment. Furthermore, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

Results of Operations

          Three months ended December 31, 2005 compared to the three months ended December 31, 2004

          The following table shows the change in revenue, both in dollars and in percentage terms, by segment:

	Three Months Ended December 31,		Change

	2005	2004	$	%

	(dollars in millions)
Revenue by Segment:
Consumer Enterprise segment:
Storage	$173	$166	$7	4%
Mobility	73	83	(10)	(12)
Enterprise and Networking	102	104	(2)	(2)

Consumer Enterprise segment	348	353	(5)	(1)
Telecommunications segment	55	57	(2)	(4)

Total Revenue	$403	$410	$(7)	(2)%

          Revenue. Revenue decreased 2% or $7 million, for the three months ended December 31, 2005, compared to the same period in fiscal 2005. Product revenue of $371 million for the three months ended December 31, 2005 increased $1 million from the three months ended December 31, 2004, and revenue from the licensing of intellectual property of $32 million for the three months ended December 31, 2005 decreased $8 million compared to the three months ended December 31, 2004. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

          In the Consumer Enterprise segment, revenue decreased 1% or $5 million, for the first quarter of fiscal 2006, compared to the same period in fiscal 2005. Product revenue was $321 million for the first quarter of fiscal 2006, a $1 million increase from $320 million for the first quarter of fiscal 2005. Revenue from the licensing of intellectual property was $27 million for the first quarter of fiscal 2006, a $6 million decrease from $33 million for the first quarter of fiscal 2005. The components of Consumer Enterprise segment revenue are discussed below.

          In Storage, revenue increased 4% or $7 million, for the three months ended December 31, 2005, compared to the same period in fiscal 2005. Product revenue was $162 million for the three months ended December 31, 2005, an $11 million increase from $151 million for the three months ended December 31, 2004. Revenue from the licensing of intellectual property was $11 million for the three months ended December 31, 2005, a $4 million decrease from $15 million for the three months ended December 31, 2004. The product revenue increase was primarily driven by volume increases in pre-amplifiers and system-on-a-chip solutions. These increases were partially offset by a shift in product mix as we sold more lower-priced integrated circuit solutions as a percentage of revenue compared to the prior fiscal year and price declines across all applications.

          In Mobility, revenue decreased 12% or $10 million, for the three months ended December 31, 2005, compared to the same period in fiscal 2005, due entirely to a decline in product revenue. Revenue from the licensing of intellectual property was $9 million for the three months ended December 31, 2005, and 2004. The product revenue decrease was mainly driven by a decline of $20 million in sales for a custom chipset to one customer in the 3G market, and price declines across most applications. These decreases were partially offset by increases in shipments of products based on the 2.5G standard.

          In Enterprise and Networking, revenue decreased 2% or $2 million, for the three months ended December 31, 2005, compared to the same period in fiscal 2005. Product revenue was $95 million for the three months ended December 31, 2005, and 2004. Revenue from the licensing of intellectual property was $7 million for the three months ended December 31, 2005, a $2 million decrease from $9 million for the three months ended December 31, 2004. Although product revenue remained the same, favorable volume and mix metrics were offset by price declines across the portfolio.

          In the Telecommunications segment, revenue decreased 4% or $2 million, for the first quarter of fiscal 2006, compared to the same period in fiscal 2005. Product revenue was $50 million for the first quarter of fiscal 2006 and 2005. Revenue from the licensing of intellectual property was $5 million for the first quarter of fiscal 2006, a $2 million decrease from $7 million for the first fiscal quarter of 2005. Although the product revenue remained the same, declines in price and volume were offset by a favorable mix associated with the replacement of mature products with new product offerings in traffic management and transport applications.

          Costs and gross margin. Costs were $210 million in the first quarter of fiscal 2006, a decrease of 23% or $64 million, from $274 million in the prior year quarter. Gross margin as a percent of revenue increased 14.7 percentage points to 47.9% in the first quarter of fiscal 2006 from 33.2% in the first quarter of fiscal 2005. The increase in gross margin percentage is the result of a decrease of $46 million from the prior year quarter for restructuring related costs, primarily related to the closing of our Orlando facility, and improvement in our cost structure due to completion of our fab-lite strategy, which has resulted in lower fixed costs. These increases to gross margin were partially offset by overall price declines in the sale of integrated circuits in each operating segment.

          Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related and stock-based compensation charges included in costs. See Note 10 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer Enterprise was 44.3% in the first quarter of fiscal 2006, an increase of 4.6 percentage points from 39.7% in the first quarter of fiscal 2005. The segment gross margin for Telecommunications was 74.5% in the current quarter, an increase of .8 of a percentage point from 73.7% in the prior year quarter. The improvement for both the segments is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, partially offset by overall price declines in the sale of integrated circuits.

          Selling, general and administrative. Selling, general and administrative expenses increased 11% or $6 million, to $61 million for the three months ended December 31, 2005 from $55 million for the three months ended December 31, 2004. The increase is primarily related to stock-based compensation expense, as we implemented SFAS 123R in the first quarter of fiscal 2006.

          Research and development. Research and development expense was $119 million for the three months ended December 31, 2005 and 2004. Although the expenses remained the same, there were lower design expenses for telecommunications applications, but this was offset by increases due to higher design expenses related to storage applications and $2 million of stock-based compensation expense, as we implemented SFAS 123R in the first quarter of fiscal 2006.

          Restructuring and other charges - net. Net restructuring and other charges increased 121% or $17 million to $31 million for the three months ended December 31, 2005 from $14 million for the three months ended December 31, 2004. See Note 3 to our financial statements for additional details.

          Other income (expense) – net. Other income (expense) - net increased $8 million to income of $6 million for the three months ended December 31, 2005 from an expense of $2 million for the same period in fiscal 2005. The increase is primarily due to an equity loss on investments of $5 million in the prior year and higher interest income in the current year, as interest rates were higher.

          Provision for income taxes. For the three months ended December 31, 2005, we recorded a provision for income taxes of $4 million on a pre-tax loss from continuing operations of $19 million, yielding an effective tax rate of (21.1)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the three months ended December 31, 2004, we recorded a provision for income taxes of $6 million on a pre-tax loss from continuing operations of $61 million, yielding an effective tax rate of (9.8)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          Income from Discontinued operations. Income from discontinued operations was $4 million in the first quarter of fiscal 2006, as a result of the reversal of a reserve related to our former Optoelectronics business deemed no longer necessary. There was no income from discontinued operations in fiscal 2005.

Liquidity and Capital Resources

          As of December 31, 2005, our cash and cash equivalents were $649 million, a decrease of $49 million from September 30, 2005. As of December 31, 2005, total debt was $372 million, which consists entirely of our long-term convertible subordinated notes due in 2009.

          Net cash used by operating activities was $7 million for the three months ended December 31, 2005 and net cash provided by operating activities was $40 million for the three months ended December 31, 2004. The decrease is attributable to lower cash collections from sales in the current quarter and $30 million of dividends received from our joint venture in the prior year. These decreases were partially offset by improvements due to lower cash outflows for operations, lower bonus payments of $8 million, and $8 million of lower payments for restructuring and related activities. In addition in the prior year we voluntarily contributed $13 million to our pension plans.

          Net cash used by investing activities was $7 million for the three months ended December 31, 2005 compared to $15 million for the three months ended December 31, 2004. The decrease in cash used by investing activities in the current quarter is primarily due to a return of capital received from our joint venture of $34 million, partially offset by $9 million of higher capital expenditures and $7 million for the acquisition of intangible assets.

          Net cash used by financing activities was $35 million for the three months ended December 31, 2005, compared to $118 million for the three months ended December 31, 2004. The decrease in cash used by financing activities is mainly due to the $122 million repayment of the accounts receivable securitization facility in the prior year offset by $41 million for the repurchase of our common stock in the current quarter.

          Our Board has authorized the repurchase of up to $200 million of our common stock. As of December 31, 2005, we had repurchased $41 million of our common stock and up to $159 million could be used for additional repurchases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” for additional details.

Item 4. Controls and Procedures

          With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

          In October 2005 we completed a primary upgrade to our enterprise financial management system used to accumulate financial data used in financial reporting and process customer orders. We used this system to generate financial statements and related information for our quarter ended December 31, 2005. This upgrade was not made in response to any deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade. There were no other changes to our internal controls over financial reporting during the quarter ended December 31, 2005 which could have a material effect on our financial reporting.

PART II - Other Information

Item 1A. Risk Factors

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

          The following factors, which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, could affect our future performance and the price of our stock.

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

•	If we do not achieve adequate manufacturing utilization, yields or volumes or sufficient product reliability, our gross margins will be reduced.

•	Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

•	A joint venture and third parties manufacture all of our wafers for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

          The following table contains information about our purchases of our common stock during the quarter ended December 31, 2005.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units That May Yet Be Purchased Under the Plans or Programs

October 1, 2005 to October 31, 2005	300,000	$10.1210	300,000	$196,963,694
November 1, 2005 to November 31, 2005	2,219,000	11.4378	2,219,000	171,583,205
December 1, 2005 to December 31, 2005	932,500	13.2325	932,500	159,243,910

Total	3,451,500	$11.8082	3,451,500	$159,243,910

          On October 26, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchases identified in the table were all pursuant to this authorization.

Item 6. Exhibits

Exhibits

             See Exhibit Index.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ Gary J. Wojtaszek

Date: February 2, 2006	Gary J. Wojtaszek
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

10.1	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed December 12, 2005)

10.2	Performance –vested RSU Award Agreement – Total Stockholder Return (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed November 3, 2005)

10.3	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 7, 2005)

10.4	Employment Agreement with Richard L. Clemmer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 3, 2005)

10.4	Employment Agreement with Ruediger Stroh (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2005)

10.5	Separation Agreement with John T. Dickson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 10, 2005)

10.6	Separation Agreement with Sohail A. Khan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed November 10, 2005)

10.7	Separation Agreement with Ahmed Nawaz (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed November 10, 2005)

10.8	Separation Agreement with Kevin Pennington (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2005)

10.9	Housing Letter with Kevin Pennington (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350