Form 10-Q
period 2006-03-31
AGERE SYSTEMS INC
filed 2006-05-05
CIK 1129446

As filed with the Securities and Exchange Commission on May 4, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          At May 1, 2006, 169,359,906 shares of common stock were outstanding.

Agere Systems Inc.
Form 10-Q
For the quarterly period ended March 31, 2006
Table of Contents

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Revenue	$397	$417	$800	$827
Costs	208	263	418	537

Gross profit	189	154	382	290

Operating expenses:
Selling, general and administrative	60	60	121	115
Research and development	118	113	237	232
Amortization of acquired intangible assets	1	3	2	4
Purchased in-process research and development	—	55	—	55
Restructuring and other charges – net	28	4	59	18
Gain on sale of operating assets – net	(3)	(2)	(4)	(4)

Total operating expenses	204	233	415	420

Operating loss	(15)	(79)	(33)	(130)
Other income – net	6	3	12	1
Interest expense	6	8	13	16

Loss from continuing operations before provision for income taxes	(15)	(84)	(34)	(145)
Provision (benefit) for income taxes	6	(16)	10	(10)

Loss from continuing operations	(21)	(68)	(44)	(135)
Income from discontinued operations (net of taxes)	—	—	4	—

Net Loss	$(21)	$(68)	$(40)	$(135)

Basic and diluted loss per share information:
Loss from continuing operations	$(0.11)	$(0.38)	$(0.24)	$(0.77)
Income from discontinued operations (net of taxes)	—	—	.02	—

Net loss	$(0.11)	$(0.38)	$(0.22)	$(0.77)

Weighted average shares outstanding–basic and diluted (in thousands)	177,609	175,382	179,212	174,207

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	March 31,	September 30,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$620	$698
Trade receivables, less allowances of $2 as of March 31, 2006 and $3 as of September 30, 2005	227	251
Inventories	132	130
Other current assets	38	38

Total current assets	1,017	1,117
Property, plant and equipment—net of accumulated depreciation and amortization of $1,298 as of March 31, 2006 and $1,280 as of September 30, 2005	423	420
Goodwill	196	196
Acquired intangible assets—net of accumulated amortization	13	9
Other assets	93	139

Total assets	$1,742	$1,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$188	$200
Payroll and related benefits	108	87
Income taxes payable	71	84
Restructuring reserve	21	28
Deferred income	26	35
Other current liabilities	42	54

Total current liabilities	456	488
Pension and postretirement benefits	521	522
Long-term debt	372	372
Other liabilities	73	72

Total liabilities	1,422	1,454

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 174,955,821 shares outstanding as of March 31, 2006 and 181,627,917 shares outstanding as of September 30, 2005	2	2
Additional paid-in capital	7,594	7,561
Accumulated deficit	(6,829)	(6,789)
Accumulated other comprehensive loss	(347)	(347)
Treasury stock, at cost, 7,839,439 common shares at March 31, 2006 and 10,939 common shares at September 30, 2005	(100)	—

Total stockholders’ equity	320	427

Total liabilities and stockholders’ equity	$1,742	$1,881

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended March 31,

	2006	2005

OPERATING ACTIVITIES
Net loss	$(40)	$(135)
Less: Income from discontinued operations	4	—

Loss from continuing operations	(44)	(135)

Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
Purchased in-process R&D	—	55
Restructuring and other charges – net of cash payments	16	(28)
Depreciation and amortization	56	157
Pension plan contributions	—	(40)
Stock-based compensation expense	20	—
Provision (benefit) for deferred income taxes	4	(1)
Provision for inventory write-downs	6	11
Equity loss from investments	—	5
Dividends received from equity investments	—	41
Decrease in receivables	25	78
(Increase) decrease in inventories	(8)	16
Decrease in accounts payable	(12)	(17)
Decrease in payroll and benefit liabilities	(3)	(13)
Decrease in tax accruals	(17)	(15)
Changes in other operating assets and liabilities	(11)	(30)
Other adjustments for non-cash items – net	1	(3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33	81

INVESTING ACTIVITIES
Capital expenditures	(57)	(56)
Acquisition of intangibles	(7)	—
Return of capital from investments	39	—
Proceeds from the sale or disposal of property, plant and equipment	6	5
Acquisition of businesses, net of cash acquired	—	(26)
Decrease in cash designated as held in trust	—	13

NET CASH USED BY INVESTING ACTIVITIES	(19)	(64)

FINANCING ACTIVITIES
Purchase of treasury stock	(100)	—
Proceeds from the issuance of stock – net of expense	8	10
Principal repayments on short-term debt	—	(122)
Principal repayments on long-term debt	—	(9)

NET CASH USED BY FINANCING ACTIVITIES	(92)	(121)

Effect of exchange rate changes on cash	—	1

Net decrease in cash and cash equivalents	(78)	(103)
Cash and cash equivalents at beginning of period	698	778

Cash and cash equivalents at end of period	$620	$675

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

          Effective January 1, 2006, the Company was reorganized into operating segments that focused on three key markets: Storage, Mobility, and Networking. The Company has two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics. Mobility provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for enterprise and telecommunications carrier networks, as well as personal computer based consumer communications applications. Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Internal Use Software

          During the first quarter of fiscal 2006 the Company assigned a useful life of seven years to the primary upgrade to its information system used for financial reporting. The useful life of certain capitalized computer software costs is a range of three to seven years.

Interim Financial Information

          These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2005. The condensed financial information as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2006, are not necessarily indicative of results to be expected for the full fiscal year 2006 or any other future periods.

2. Stock Compensation Plans

          Agere has stock-based compensation plans under which employees and non-employee directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. The number of shares authorized and available for awards under Agere plans as of March 31, 2006, was 14,813,287. This amount includes 6,000,000 shares approved by Agere stockholders during the second quarter of fiscal 2006. As of March 31, 2006, awards relating to 28,766,110 shares were outstanding, including awards relating to 2,218,606 shares that were granted by Lucent Technologies Inc. (“Lucent”), or companies acquired by Lucent prior to Agere’s spin-off by Lucent, and converted later into Agere awards. During the first six months of fiscal 2006 and 2005, employees and non-employee directors of the Company were granted stock options and other equity-based awards. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year contractual terms, and vest no later than four years from the date of grant. Agere also granted restricted stock units (a form of other stock units), at no cost to the employee, that vest based on completion of a required service period or a combination of required service and satisfaction of a performance test that requires Agere’s total stockholder return to exceed that of a market capitalization weighted peer group index of nine companies over a four-year period. If that test is not met, the restricted stock units will expire and any compensation cost recognized previously is not reversed. The time-based restricted stock unit awards vest over a two-year or four-year period and the performance-based awards vest after four years from the grant date if the performance test has been met at that time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          Agere’s Employee Stock Purchase Plan (“ESPP”) has purchase periods that run for six months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price in any purchase period is equal to 85% of the lower of either the market price on the first trading day of the purchase period, or the last trading day of the purchase period. During the six months ended March 31, 2006, 460,311 shares were purchased under the ESPP. As of March 31, 2006, 5,304,241 shares remained available for purchase under the ESPP.

          Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and purchases under the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three and six months ended March 31, 2006 was $10 and $20, respectively, more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2006 of $(0.11) is $0.06 more than if the Company had not adopted SFAS 123R. Basic and diluted net loss per share for the six months ended March 31, 2006 of $(0.22) is $0.11 more than if the Company had not adopted SFAS 123R.

          The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005. This compensation expense was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the quarter ended March 31, 2006, the Company recognized compensation expense of $6 for stock options, $3 for restricted stock units and $1 for the ESPP. During the six months ended March 31, 2006, the Company recognized compensation expense of $14 for stock options, $4 for restricted stock units and $2 for the ESPP. All of this expense was recognized in the statements of operations. There were no significant capitalized stock-based compensation costs at March 31, 2006.

          Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statements of operations (other than minimal amounts for restricted stock units) because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net loss:
As reported	$(68)	$(135)
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method (1)	32	61

Pro forma	$(100)	$(196)

Basic and diluted loss per share:
As reported	$(0.38)	$(0.77)
Pro forma	$(0.57)	$(1.12)

          (1) The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

          The following table presents the total stock-based compensation expense resulting from stock options, restricted stock unit awards, and the ESPP included in the Statement of Operations:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Costs	$1	$3
Selling, general and administrative	5	9
Research and development	4	6
Restructuring and other charges – net (1)	—	2

Stock-based compensation expense before income taxes	10	20
Benefit for income taxes (2)	—	—

Net compensation expense	$10	$20

          (1) Represents the total amount of stock-based compensation expense for employees on leave of absence for the period of time during which their awards continue to vest but the employees’ requisite service period has been completed.

          (2) The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

          The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		ESPP

	Three Months Ended		Three Months Ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58%	85%	59%	95%
Risk-free interest rate (range)	4.30%-4.61%	3.23%-3.67%	3.43%	1.0%
Expected term (in years)	4.0	2.7	.5	.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Stock Options		ESPP

	Six Months Ended		Six Months Ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58%	85%	60%	95%
Risk-free interest rate (range)	4.18%-4.61%	2.82%-3.67%	2.76%-3.43%	1.0%
Expected term (in years)	4.0	2.7	.5	.5

          Expected Volatility. The Company uses third-party analysis to assist in developing the expected volatility of its stock options. In anticipation of adopting SFAS 123R in October 2005, the Company evaluated the assumptions used in the Black-Scholes model during the third quarter of fiscal 2005. As a result, the Company changed its methodology for computing the expected volatility from being based solely on Company historical volatility to a combination of both Company and peer company historical volatility and peer company market-based implied volatility. For this reason, expected volatility was lower in the three and six months ended March 31, 2006 than in the same periods in the previous fiscal year.

          Expected Term. The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior, and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The Company also uses third-party analysis to assist in developing the expected term of its stock options. The expected term of ESPP options is determined by the length of the purchase period.

          Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

          Dividend Yield. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

          Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Stock Options

          The following table summarizes the Company’s stock option activity during fiscal 2006:

Stock Options	Shares (000’s)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2005	25,461	$56.93
Granted	3,679	$12.69
Exercised	(203)	$9.97
Forfeited or Expired	(1,566)	$59.76

Outstanding at December 31, 2005	27,371	$51.34	4.27	$2
Granted	348	$13.11
Exercised	(129)	$10.61
Forfeited or Expired	(1,579)	$98.68

Outstanding at March 31, 2006	26,011	$48.16	4.14	$7

Vested or expected to vest at March 31, 2006	25,155	$48.16	4.14	$7

Exercisable at March 31, 2006	17,974	$63.48	3.32	$3

          The weighted-average grant-date fair value of options granted during the three and six months ended March 31, 2006 was $6.41 and $6.21, respectively, and in the three and six months ended March 31, 2005 was $7.66 and $7.34, respectively. The total fair value of stock options vested during the three and six months ended March 31, 2006 was $12 and $41, respectively. As of March 31, 2006, there was a total of $55 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

          The total intrinsic value of options exercised during the three and six months ended March 31, 2006 and March 31, 2005 was less than $1 in all periods. Cash received from option exercises for the three and six months ended March 31, 2006 was $1 and $3, respectively.

Restricted Stock Units

          The value of time-based restricted stock units is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity during fiscal 2006:

Nonvested Shares (Time-based)	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at October 1, 2005	13	$11.62
Granted	2,277	$13.05
Vested	(1)	$11.20
Forfeited	(5)	$13.32

Nonvested at December 31, 2005	2,284	$13.04
Granted	31	$12.83
Vested	—	—
Forfeited	(35)	$13.32

Nonvested at March 31, 2006	2,280	$13.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          As of March 31, 2006, there was a total of $24 of unrecognized compensation cost related to time-based nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

          The fair value of performance-based restricted stock units is determined by a Monte Carlo simulation technique. The following table summarizes the Company’s performance-based, nonvested share activity during fiscal 2006:

Nonvested Shares (Performance-based)	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at October 1, 2005	—
Granted	475	$8.06
Vested	—
Forfeited	—

Nonvested at December 31, 2005	475	$8.06
Granted	—
Vested	—
Forfeited	—

Nonvested at March 31, 2006	475	$8.06

          As of March 31, 2006, there was a total of $3 of unrecognized compensation cost related to performance-based, nonvested restricted stock unit awards. That cost is expected to be recognized equally over a period of 3.5 years.

3. Restructuring and Other Charges – Net

          The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity and the exit of certain businesses, including the optoelectronic components business. At March 31, 2006, the Company was engaged in three separate restructuring programs. The first restructuring program was a resizing and consolidation of the business which began in fiscal 2001 and includes actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004. The second restructuring program was announced on September 23, 2004 and consists of a further resizing of the business to align the cost structure with revenue expectations and improve profitability. This program was substantially complete as of September 30, 2005. The third restructuring program was announced on September 29, 2004 and relates to the closure of the Company’s manufacturing facility in Orlando, Florida. In September 2005, the Company ceased manufacturing operations at its Orlando facility. In addition to these restructuring programs, at March 31, 2006, the Company was engaged in activities to resize its business, which began in fiscal 2005 and fiscal 2006.

          For the three and six months ended March 31, 2006, restructuring and other charges – net were $28 and $59, respectively. These amounts include expenses of $22 and $44, respectively, associated with the 2006 resizing, Orlando decommissioning expenses of $6 and $13, respectively and restructuring and related expenses of $0 and $3, respectively, as well as a reversal of $1 associated with the fiscal 2005 business resizing recorded in the first quarter of fiscal 2006. For the three and six months ended March 31, 2005, restructuring and other charges – net were $4 and $18, respectively. These amounts include restructuring and related expenses of $4 and $17, respectively, and expenses associated with the reclassification of the classes of common stock of $0 and $1, respectively.

Orlando Decommissioning Activities

          For the three and six months ended March 31, 2006, the Company recorded additional charges of $6 and $13, respectively, related to decommissioning activities at the Orlando facility and made cash payments of $7 and $15, respectively, related to this obligation. At March 31, 2006, a reserve balance of $1 was recorded in other current liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2005 Business Resizing

          In the fourth quarter of fiscal 2005, the Company developed plans to resize and discontinue some of its shared business support groups. As part of this program, the Company expects to reduce its workforce by approximately 70 employees, almost all of which were off-roll as of March 31, 2006. For the six months ended March 31, 2006, the Company recorded a non-cash credit of $1 within restructuring and other charges – net relating to revised estimates. During the three and six months ended March 31, 2006, the Company paid $1 and $2, respectively, towards this obligation. At March 31, 2006, the Company has recorded a liability of $1 within other current liabilities related to cash charges which are expected to be paid by the end of fiscal 2007.

2006 Business Resizing

          On October 26, 2005, the Company announced that it was considering additional actions that would further improve profitability and consolidate its operations. The Company currently estimates that it will reduce its workforce by approximately 435 employees, all of which are expected to be off-roll by the end of fiscal 2006. For the three and six months ended March 31, 2006, the Company recorded charges of $22 and $44, respectively, within restructuring and other charges – net. These amounts include $20 and $39, respectively, of cash charges principally related to termination benefits related to workforce reductions and $2 and $5, respectively, of non-cash charges. The non-cash charge of $2 recorded in the three months ended March 31, 2006 primarily relates to increased depreciation resulting from shortening the estimated useful life of a building related to the decision to consolidate operations of two facilities. The non-cash charge of $5 recorded in the six months ended March 31, 2006, relates to stock-based compensation expenses for certain employees on leave of absence, increased depreciation, and a special pension benefit charge. During the three and six months ended March 31, 2006, the Company paid $9 and $13, respectively, towards this obligation. At March 31, 2006, the Company has recorded a liability of $26 within other current liabilities related to cash charges which are expected to be paid by the end of fiscal 2007.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          Closure of the Orlando Manufacturing Facility

          On September 29, 2004, the Company announced that it would close its wafer manufacturing facility in Orlando and in September 2005 operations there ceased. On March 31, 2006, approximately 50 people assigned to the Orlando facility were on roll, primarily engaged in facility decommissioning activities, all of which are expected to be taken off-roll by the end of the second quarter of fiscal 2007.

Three and Six Months Ended March 31, 2006

          The following tables set forth the Company’s restructuring reserve as of March 31, 2006, and the activity affecting the reserve for the three and six months ended March 31, 2006:

		Three Months Ended March 31, 2006

	December 31, 2005 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	March 31, 2006 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Facility lease terminations	$17	$1	$—	$1	$17
Other charges	1	(1)	—	—	—

Total	$18	$—	$—	$1	$17

2004 Business Resizing
Workforce reductions	$1	$—	$—	$—	$1

Closure of the Orlando Manufacturing Facility
Workforce reductions	$4	$—	$—	$1	$3

Grand Total	$23	$—	$—	$2	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

		Six Months Ended March 31, 2006

	September 30, 2005 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	March 31, 2006 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$—	$1	$—
Facility lease terminations	17	3	—	3	17
Other charges	1	—	—	1	—

Total	$19	$3	$—	$5	$17

2004 Business Resizing
Workforce reductions	$1	$—	$—	$—	$1

Closure of the Orlando Manufacturing Facility
Workforce reductions	$8	$—	$—	$5	$3

Grand Total	$28	$3	$—	$10	$21

2001 Manufacturing Rationalization and Resizing

          Facility Lease Terminations and Other Charges

          During the six months ended March 31, 2006, the Company recorded charges for facility lease terminations and other charges of $3 related to revised estimates for facility lease terminations. During the second quarter of fiscal 2006, $1 of other charges recorded in the first quarter of fiscal 2006, was reclassified to facility lease terminations.

Restructuring Reserve Balances as of March 31, 2006

2001 Manufacturing Rationalization and Resizing

          The $17 reserve for facility lease terminations will be paid over the respective lease terms through 2010.

2004 Business Resizing

          The Company anticipates the $1 restructuring reserve relating to workforce reductions will be paid by the end of fiscal 2006.

Closure of the Orlando Manufacturing Facility

          The Company anticipates that approximately $2 of the $3 restructuring reserve relating to workforce reductions as a result of the exit of operations at the Orlando facility will be paid during fiscal 2006. The remaining amount is expected to be paid in fiscal 2007.

          The Company expects to fund the cash payments related to all of the restructuring reserves with cash on hand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three and Six Months Ended March 31, 2005

          The following tables set forth the Company’s restructuring reserve as of March 31, 2005, and the activity affecting the reserve for the three and six months ended March 31, 2005:

		Three Months Ended March 31, 2005

	December 31, 2004 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	March 31, 2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$2	$—	$—	$1	$1
Facility lease terminations	18	1	—	2	17
Other charges	6	4	—	6	4

Total	$26	$5	$—	$9	$22

2004 Business Resizing
Workforce reductions	$9	$(1)	$—	$4	$4
Other charges	1	—	—	1	—

Total	$10	$(1)	$—	$5	$4

Closure of the Orlando Manufacturing Facility
Workforce reductions	$7	$—	$—	$—	$7

Grand Total	$43	$4	$—	$14	$33

		Six Months Ended March 31, 2005

	September 30, 2004 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	March 31, 2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations	20	1	—	4	17
Other charges	6	8	—	10	4
Asset impairments	—	4	4	—	—

Total	$31	$13	$4	$18	$22

2004 Business Resizing
Workforce reductions	$21	$3	$2	$18	$4
Other charges	2	—	—	2	—
Asset Impairments	—	1	1	—	—

Total	$23	$4	$3	$20	$4

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$—	$(1)	$—	$7

Grand Total	$60	$17	$6	$38	$33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

2001 Manufacturing Rationalization and Resizing

          Facility Lease Terminations, Other Charges, and Asset Impairments

          The Company recorded charges for facility lease terminations, asset impairments and other charges of $5 and $13 for the three and six months ended March 31, 2005, respectively. The charges of $5 for the three months ended March 31, 2005 include $4 primarily for the relocation of employees and an adjustment of $1 for facility lease termination costs. Charges for the six months ended March 31, 2005 include $8 primarily for the relocation of employees and equipment and $1 related to estimated facility lease termination costs. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore during the six months ended March 31, 2005.

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

Closure of the Orlando Manufacturing Facility

          Workforce Reductions

          During the three and six months ended March 31, 2005, the Company recorded net restructuring charges of $0 relating to workforce reductions. In the six months ended March 31, 2005, the Company recorded an additional cash charge of $1 offset by a reversal of a non-cash charge of $1. The additional cash charge of $1 relates to termination benefits for the workforce reduction of approximately 160 management and 390 represented employees. The reversal of a non-cash charge of $1 is the result of the Company’s revised estimate of costs related to special pension benefits that will be paid to employees.

4. Supplemental Financial Information

Statement of Operations Information

          The Company recorded increased depreciation of $3 for the three and six months ended March 31, 2006, of which $2 was recorded in costs and $1 in restructuring and other charges-net. The Company recorded increased depreciation of $29 and $64 for the three and six months ended March 31, 2005, respectively, all of which was recorded in costs. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. This additional depreciation was reflected in net loss and resulted in an increase of $0.02 in the per share net loss for the three and six months ended March 31, 2006, and an increase of $0.16 and $0.37 in the per share net loss for the three and six months ended March 31, 2005.

          For the three months ended March 31, 2006, the Company recorded a provision for income taxes of $6 on a pre-tax loss from continuing operations of $15 yielding an effective tax rate of (40.0)%. This rate differs from the U.S. statutory rate primarily due to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the three months ended March 31, 2005, the Company recorded a benefit for income taxes of $16 on a pre-tax loss of $84, yielding an effective tax rate of 19.0%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          For the six months ended March 31, 2006, the Company recorded a provision for income taxes of $10 on a pre-tax loss from continuing operations of $34 yielding an effective tax rate of (29.4)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the six months ended March 31, 2005, the Company recorded a benefit for income taxes of $10 on a pre-tax loss of $145, yielding an effective tax rate of 6.9%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

Balance Sheet Information

	March 31, 2006	September 30, 2005

Inventories:
Finished goods	$56	$36
Work in process	70	89
Raw materials	6	5

Inventories	$132	$130

          Agere’s Board of Directors has authorized the repurchase of up to $200 of the Company’s common stock. During the three months ended March 31, 2006, the Company repurchased 4,377,000 shares for a total purchase price of $59, and during the six months ended March 31, 2006, the Company repurchased 7,828,500 shares for a total purchase price of $100.

5. Investment in Silicon Manufacturing Partners – a Related Party

The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from unilaterally taking significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not shared in the same ratio as equity ownership. As of March 31, 2006, and September 30, 2005, the Company’s investment in SMP was $45 and $84, respectively, and is recorded in other assets.

          There were no equity earnings or losses for the three and six months ended March 31, 2006, or the three months ended March 31, 2005. For the six months ended March 31, 2005, the Company recognized equity losses of $5 from SMP, which is recorded in other income – net. The Company received a return of capital of $5 and $39 during the three and six months ended March 31, 2006, respectively. The Company did not receive any return of capital for the three and six months ended March 31, 2005. The Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

received dividends of $11 and $41 from SMP for the three and six months ended March 31, 2005, respectively. The Company did not receive any dividends from SMP during the three and six months ended March 31, 2006.

          SMP reported net income of $10 and $21 for the three and six months ended March 31, 2006, respectively, and net loss of $9 and $24 for the corresponding prior year periods. As of March 31, 2006, SMP reported total assets of $118 and total liabilities of $23 compared to total assets of $189 and total liabilities of $21 as of September 30, 2005.

          The Company purchased $22 and $47 of inventory from SMP for the three and six months ended March 31, 2006, respectively, and $32 and $59 for the corresponding prior year periods. At March 31, 2006 and September 30, 2005, the amount of inventory on hand that was purchased from SMP was $10 and $12, respectively. At March 31, 2006 and September 30, 2005, amounts payable to SMP were $11 and $22, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for the Company in the six months ended March 31, 2005.

6. Comprehensive Income (Loss)

          Total comprehensive loss represents net loss plus the results of certain equity changes not reflected in the statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Net loss	$(21)	$(68)	$(40)	$(135)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	2	—	2

Total comprehensive income (loss)	$(21)	$(66)	$(40)	$(133)

          The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries.

7. Loss Per Common Share

          Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the net loss reported for the three and six months ended March 31, 2006, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 11,236,886 for each period related to the Company’s convertible notes, 177,299 and 98,080, respectively, related to outstanding stock options, and 490,320 and 314,944, respectively, related to restricted stock units. As a result of the net loss reported for the three and six months ended March 31, 2005, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 12,396,070 for each period related to the Company’s convertible notes, 573,079 and 445,542, respectively, related to outstanding stock options, and 9,698 and 1,454, respectively, related to restricted stock units.

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

Net Periodic Benefit Cost

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$2	$—	$3	$—
Interest cost	18	4	18	4
Expected return on plan assets	(21)	(1)	(22)	(1)
Amortization of prior service cost	—	(1)	—	—
Recognized net actuarial loss	4	—	1	—

Net periodic benefit cost	$3	$2	$—	$3

	Six Months Ended March 31, 2006		Six Months Ended March 31, 2005

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$5	$—	$7	$—
Interest cost	36	7	37	8
Expected return on plan assets	(42)	(2)	(44)	(2)
Amortization of prior service cost	—	(3)	—	—
Recognized net actuarial loss	7	1	1	—

Net periodic benefit cost	$6	$3	$1	$6

          Although not required, the Company currently intends to make additional voluntary cash contributions to its pension plans of approximately $70 during fiscal 2006.

9. Intangible Assets

          The Company has goodwill and acquired intangibles resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment.

	March 31, 2006	September 30, 2005

Unamortized intangible assets:
Goodwill:
Consumer segment	$152	$152
Networking segment	44	44

Goodwill	$196	$196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

The following table reflects the other acquired intangible assets by major class and the related accumulated amortization.

		March 31, 2006			September 30, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Existing Technology (1)	$41	$33	$8	$34	$32	$2
Non-competition agreements (2)	9	4	5	9	2	7

Acquired intangible assets	$50	$37	$13	$43	$34	$9

(1) During the six months ended March 31, 2006, the Company recorded $7 for the acquisition of a patent in the Networking segment. This intangible asset is being amortized over a five-year period. Existing technology of $8 and $2 as of March 31, 2006 and September 30, 2005, respectively, relates to the Networking segment.

(2) Non-competition agreements of $5 and $7 as of March 31, 2006 and September 30, 2005, respectively, relate to the Consumer segment.

          Amortization of intangible assets was $2 and $3 for the three and six months ended March 31, 2006, respectively, of which $1 was included in cost for both the three and six month periods. Intangible asset amortization expense for the three and six months ended March 31, 2005 was $3 and $4, respectively. Intangible asset amortization expense for the remainder of fiscal 2006 is estimated to be $3. The amortization for future fiscal years is estimated to be $4 for fiscal 2007 and $2 in each of fiscal 2008, 2009 and 2010.

10. Segment Information

          The Company is organized into three operating segments: Storage, Mobility, and Networking. The Storage and Mobility operating segments make up one reportable segment, Consumer. The Networking segment is the other reportable segment. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics. Mobility provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for enterprise and telecommunication carrier networks, as well as personal computer based consumer communications applications.

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had three operating segments at March 31, 2006, under the aggregation criteria set forth in SFAS 131, the Company had two reportable segments, Consumer and Networking.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Reportable Segments

	Three Months Ended March 31		Six Months Ended March 31,

	2006	2005	2006	2005

Revenue
Consumer segment:
Storage	$171	$150	$344	$316
Mobility	95	107	185	199

Consumer segment	266	257	529	515
Networking segment	131	160	271	312

Total	$397	$417	$800	$827

Gross margin (excluding restructuring related and stock-based compensation charges included in costs)
Consumer segment	$111	$92	$222	$189
Networking segment	81	91	165	176

Total reportable segment gross margin	$192	$183	$387	$365

Reconciling Items

A reconciliation of reportable segment gross margin to gross margin reported in the statements of operations is shown below:

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Reportable segment gross margin	$192	$183	$387	$365
Deduct: Restructuring related charges included in costs	2	29	2	75
Stock-based compensation charges included in costs	1	—	3	—

Gross margin	$189	$154	$382	$290

11. Financial Guarantees

          The Company generally indemnifies its customers from third party intellectual property infringement claims related to its products. No liability recognition is required as of March 31, 2006 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

          The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for the three and six months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Balance as of beginning of period	$2	$5	$2	$3
Accruals for new and pre-existing warranties - net (including changes in estimates)	—	(1)	—	2
Settlements made (in cash or in kind) during the period	—	—	—	(1)

Balance as of end of period	$2	$4	$2	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

12. Discontinued Operations

          During fiscal 2003, the Company exited its optoelectronic components business. The financial statements presented reflect this business as discontinued operations. During the six months ended March 31, 2006, a reserve of $4 related to the optoelectronics business was deemed no longer necessary and therefore was reversed. Income from discontinued operations before income taxes was $4 for the six months ended March 31, 2006. There was no income from discontinued operations for the three months ended March 31, 2006, or the three and six months ended March 31, 2005.

13. Commitments and Contingencies

          In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2006 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at March 31, 2006, would not be material to the annual financial statements.

           The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

14. Subsequent Event

          In April 2006, the Company repurchased 6,204,998 shares of its common stock for $100, completing the stock repurchase program approved by the Board of Directors in October 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended March 31, 2006 and 2005 and the notes thereto. This discussion contains forward-looking statements. Please see Item 1A, “Risk Factors,” in Part II for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

          At the beginning of the fiscal year we implemented a turnaround plan to address the challenges in our business. The following statements describe the current status of our plan.

          This plan is divided into three phases. During the initial stabilization phase we focused on assessing the business, simplifying and improving our business processes and aligning our investments to market opportunities. As part of this phase, we reorganized the senior executive management team, embedded our sales organization into each business unit, created customer-centered account teams and challenged the employees at all levels to increase operating efficiency and improve overall effectiveness. This effort resulted in significant restructuring charges taken in the first and second quarters of fiscal 2006 primarily driven by the elimination of approximately 435 positions. In addition to the headcount reductions, we have also identified a number of other areas for expense improvement, which will lower our expense levels going forward. We have substantially completed the first phase of the turnaround plan.

          The second phase of our turnaround plan is earnings growth. In this stage, we plan to increase our earnings as a result of the expense reduction efforts we began during the initial stabilization phase. We also anticipate that the cultural and organizational changes that occurred in the first stage will become more fully imbedded in the organization during the second phase of the plan and will result in a more streamlined, responsive approach from each of our three business units. We believe the changes made will give the three business units end-to-end responsibility for design win execution, increasing efficiency and ultimately delivering long term revenue growth. Additionally, in this phase of the plan we expect that, the business units will begin to more sharply focus their technology and leadership positions and may also look to work with other companies in areas that can improve our time-to-market performance or provide system-level solutions with the goal of growing market share while providing a reasonable level of return.

          In the final phase of our turnaround plan we believe we will be well positioned to drive competitive levels of revenue growth, and with the leverage we now have in our cost structure drive increasing levels of earnings. We believe we have a solid portfolio of products and opportunities from which to drive growth in fiscal year 2007 and beyond.

          Effective January 1, 2006, we reorganized our business into operating segments that focused on three key markets: Storage, Mobility, and Networking. We have two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage targets computing and consumer electronics devices that need high capacity storage and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for enterprise and telecommunications carrier networks, as well as personal computer based consumer communications applications.

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

          Prior to the closure of our Orlando, Florida manufacturing facility in September 2005, we pre-built inventory for products we would no longer have the capability to produce once the facility ceased operation. As of March 31, 2006, we had pre-built inventory of $13 million to meet our estimates of our customers’ future demand, which we expect to sell over the next few years. During fiscal 2005, we recorded significant depreciation expense related to the Orlando facility. The facility was depreciated to its estimated fair value by the end of fiscal 2005, and we are no longer recording depreciation related to the facility.

          On October 1, 2005, we implemented Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to account for stock-based compensation transactions using a fair value method and to recognize the expense in the statement of operations. During the three and six months ended March 31, 2006, we recorded total stock-based compensation expense of $10 million and $20 million, respectively in our statements of operations. A portion of this expense is included in each of costs, selling general and administrative expenses, research and development expenses and restructuring and other charges – net. Because we adopted SFAS 123R using the modified prospective approach, which does not require restatement of prior period financial results, our fiscal 2005 statements of operations contain only a minimal amount of stock-based compensation expense which is related to restricted stock units.

Restructuring and Decommissioning Activities

          We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. At March 31, 2006, we were engaged in three separate restructuring programs. The first is a resizing and consolidation of the business which began in fiscal 2001. This restructuring is substantially complete. We undertook this restructuring in response to significant declines in our revenue, particularly from our telecommunications network equipment customers. We believe that our customers were themselves experiencing significant declines in demand from their customers. As part of this restructuring, we:

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

          Our third restructuring program was announced on September 29, 2004 and relates to the closure of our Orlando wafer manufacturing facility. In September 2005, we ceased operations in the Orlando facility. At March 31, 2006, approximately 50 people assigned to the Orlando facility were on-roll, primarily engaged in facility decommissioning activities, all of which are expected to be off-roll by the end of the second quarter of fiscal 2007.

          In addition to our restructuring activities, we are also engaged in activities to further resize our business, which were begun in fiscal 2005 and fiscal 2006. As a result of both restructuring and resizing activities, we recorded charges of $28 million and $59 million during the three and six months ended March 31, 2006, respectively, classified within restructuring and other charges-net. The $28 million amount for the three months ended March 31, 2006, is comprised of a net charge of $6 million for restructuring related expenses for Orlando decommissioning activity and $22 million related to the 2005 and 2006 resizing activities, of which $21 million is related to workforce reductions and $1 million is related to increased depreciation related to facility consolidation. In addition, within gross margin we recorded $2 million of restructuring related charges which resulted from increased depreciation related to the same facility consolidation. For the six months ended March 31, 2006, the $59 million charge is comprised of $13 million for Orlando decommissioning activity, and $3 million for restructuring and related charges, of which $2 million is for facility lease terminations, and $1 million is related primarily to relocation of employees and equipment at locations other than Orlando. In addition, $43 million is related to the 2005 and 2006 resizing activities, of which $42 million is related to workforce reductions and $1 million is related to increased depreciation related to facility consolidation. For additional details regarding our restructuring and business resizing activities, see Note 3 to our financial statements in Item 1.

          During the three and six months ended March 31, 2005 we recorded net charges of $4 million and $17 million classified within restructuring and other charges - net. The net charges for the three months ended March 31, 2005 are comprised of $4 million primarily for the relocation of employees and $1 million related to facility lease terminations, offset by a reversal of $1 million for charges related to workforce reductions as estimates related to separation payments were revised. The net charges for the six months ended March 31, 2005 are comprised of $3 million of net charges related to workforce reductions, $1 million related to facility lease terminations, $9 million of other charges related primarily to asset impairments and relocation of employees and equipment and $4 million of non-cash charges related to the impairment of assets related to our Singapore operations. In addition, within gross margin we recorded $29 million and $75 million of restructuring related charges for the three and six months ended March 31, 2005, respectively, of which $29 million and $64 million, respectively, resulted from increased depreciation, and $0 million and $11 million, respectively, is related to inventory and purchase commitment charges. The increased depreciation is due to the shortening of the estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges are the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses.

          To complete our first restructuring program which began in fiscal 2001, we estimate that we will incur approximately $1 million in additional cash charges during fiscal 2006, related primarily to the relocation of employees. The 2004 Business Resizing is essentially complete as of March 31, 2006. To complete the closure of our Orlando facility, we estimate that we will have a total future cash outlay of approximately $17 million. Included in this amount are cash charges of $16 million related to the shutdown of the facility, of which we expect to pay $11 million in fiscal 2006 and $5 million in fiscal 2007. We also estimate that we will pay $1 million in the third quarter of fiscal 2006 related to equipment disposition costs. This amount was previously recognized in restructuring and other charges – net in the fourth quarter of fiscal 2005. To complete our 2005 business resizing, we expect to record a pension-related charge of $1 million by the end of fiscal 2006. We anticipate that we will pay a total of approximately $1 million related to our 2005 business resizing, substantially all of which will be paid out by the end of fiscal 2007. These restructuring related charges were previously recognized in restructuring and other charges – net in the fourth quarter of fiscal 2005. To complete our 2006 business resizing, we estimate that we will incur approximately $5 million in additional non-cash charges, which relate to the increased depreciation resulting from facility consolidation. Approximately $2 million of this amount will be recorded in gross margin, with the remaining $3 million recorded in restructuring and other charges – net. We also anticipate that we will pay a total of approximately $26 million related to our 2006 business resizing, of which $22 million and $4 million are expected to be paid in fiscal 2006 and 2007, respectively. These restructuring related charges were recognized in restructuring and other charges – net in the first and second quarter of fiscal 2006.

          We expect our future cash requirements to complete all of our current restructuring and restructuring related programs will be approximately $66 million. This amount includes amounts in the restructuring reserve at March 31, 2006 and the estimated future cash charges and payments associated with our 2001 restructuring actions, closure of our Orlando facility, 2005 business resizing and 2006 business resizing.

Application of Critical Accounting Policies and Estimates

          Stock-Based Compensation Expense

          Effective October 1, 2005, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment. Furthermore, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, we may have recorded too much or too little stock-based compensation cost.

Results of Operations

          Three months ended March 31, 2006 compared to the three months ended March 31, 2005

          The following table shows the change in revenue, both in dollars and in percentage terms, by segment:

	Three Months Ended March 31,		Change

	2006	2005	$	%

	(dollars in millions)
Revenue by Segment:
Consumer segment:
Storage	$171	$150	$21	14%
Mobility	95	107	(12)	(11)

Consumer segment	266	257	9	4
Networking segment	131	160	(29)	(18)

Total Revenue	$397	$417	$(20)	(5)%

          Revenue. Revenue decreased 5% or $20 million, for the three months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue of $366 million for the three months ended March 31, 2006 decreased $12 million from the three months ended March 31, 2005, and revenue from the licensing of intellectual property of $31 million for the three months ended March 31, 2006 decreased $8 million compared to the three months ended March 31, 2005. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

          In the Consumer segment, revenue increased 4% or $9 million, for the second quarter of fiscal 2006, compared to the same period in fiscal 2005. Product revenue was $247 million for the second quarter of fiscal 2006, a $10 million increase from $237 million for the second quarter of fiscal 2005. Revenue from the licensing of intellectual property was $19 million for the second quarter of fiscal 2006, a $1 million decrease from $20 million for the second quarter of fiscal 2005. The components of Consumer segment revenue are discussed below.

          In Storage, revenue increased 14% or $21 million, for the three months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $159 million for the three months ended March 31, 2006, a $20 million increase from $139 million for the three months ended March 31, 2005. Revenue from the licensing of intellectual property was $12 million for the three months ended March 31, 2006, a $1 million increase from $11 million for the three months ended March 31, 2005. The product revenue increase was primarily driven by volume increases in pre-amplifiers and system-on-a-chip solutions. These increases were partially offset by declines in discrete read channels, as they reached the mature stage of the product life cycle, and price declines across all applications.

          In Mobility, revenue decreased 11% or $12 million, for the three months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $88 million for the three months ended March 31, 2006, a $10 million decrease from $98 million for the three months ended March 31, 2005. Revenue from the licensing of intellectual property was $7 million for the three months ended March 31, 2006, a $2 million decrease from $9 million for the three months ended March 31, 2005. The product revenue decrease was mainly driven by $13 million in lower sales of 3G custom chipsets, and price declines across most applications, offset by increases in shipments of products based on the 2.5G standard.

          In the Networking segment, revenue decreased 18% or $29 million, for the three months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $119 million for the three months ended March 31, 2006, a $22 million decrease from $141 million for the three months ended March 31, 2005. Revenue from the licensing of intellectual property was $12 million for the three months ended March 31, 2006, a $7 million decrease from $19 million for the three months ended March 31, 2005. The product revenue decrease was mainly due to a volume decrease in chipsets for personal computer applications and mature products as well as price declines across the portfolio. These decreases were partially offset by favorable mix metrics, as new network infrastructure offerings replaced mature products.

          Costs and gross margin. Costs were $208 million in the second quarter of fiscal 2006, a decrease of 21% or $55 million, from $263 million in the prior year quarter. Gross margin as a percent of revenue increased 10.7 percentage points to 47.6% in the second quarter of fiscal 2006 from 36.9% in the second quarter of fiscal 2005. The increase in gross margin percentage is the result of a decrease of $27 million from the prior year quarter for restructuring related costs, primarily related to the closing of our Orlando facility, and improvement in our cost structure due to completion of our fab-lite strategy, which has resulted in lower fixed costs. The increase in gross margin was partially offset by overall price declines in the sale of integrated circuits in each operating segment.

          Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related and stock-based compensation charges included in costs. See Note 10 to our financial statements in Item 1 for additional segment information. The segment gross margin for Consumer was 41.7% in the second quarter of fiscal 2006, an increase of 5.9 percentage points from 35.8% in the second quarter of fiscal 2005. The improvement for the Consumer segment is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, partially offset by overall price declines in the sale of integrated circuits. The segment gross margin for Networking was 61.8% in the current quarter, an increase of 4.9 percentage points from 56.9% in the prior year quarter. The improvement for the Networking segment is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, and favorable product mix, partially offset by overall price declines in the sale of integrated circuits.

          Selling, general and administrative. Selling, general and administrative expenses were $60 million for the three months ended March 31, 2006 and 2005. Although the expenses remained the same, lower defensive litigation expenses were offset by $5 million of stock-based compensation expense in the current period, as we implemented SFAS 123R in the first quarter of fiscal 2006.

          Research and development. Research and development expense was $118 million for the three months ended March 31, 2006, an increase of $5 million from $113 million for the three months ended March 31, 2005. The increase is primarily related to $4 million of stock-based compensation expense, as we implemented SFAS 123R in the first quarter of fiscal 2006, and higher design expenses related to 3G and Storage applications. These increases were partially offset by lower design expense across several networking applications.

          Purchased in-process research and development. Purchased in-process research and development was $55 million for the three months ended March 31, 2005 related to the acquisition of Modem-Art. There was no purchased in-process research and development for the three months ended March 31, 2006.

          Restructuring and other charges - net. Net restructuring and other charges increased $24 million to $28 million for the three months ended March 31, 2006 from $4 million for the three months ended March 31, 2005. See Note 3 to our financial statements in Item 1 for additional details.

          Other income – net. Other income - net was $6 million for the three months ended March 31, 2006 and $3 million from the same period in fiscal 2005. The increase is primarily due to higher interest income in the current year.

          Interest expense. Interest expense decreased 25% or $2 million, to $6 million for the three months ended March 31, 2006 from $8 million for the three months ended March 31, 2005. The reduction is primarily due to lower interest on capital lease obligations, as they were repaid and lower interest on our convertible notes as we repurchased a portion of the notes in fiscal 2005.

          Provision for income taxes. For the three months ended March 31, 2006, we recorded a provision for income taxes of $6 million on a pre-tax loss from continuing operations of $15 million, yielding an effective tax rate of (40.0)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the three months ended March 31, 2005, we recorded a benefit for income taxes of $16 million on a pre-tax loss of $84 million, yielding an effective tax rate of 19.0%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 million for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          Six months ended March 31, 2006 compared to the six months ended March 31, 2005.

          The following table shows the change in revenue, both in dollars and in percentage terms by segment:

	Six Months Ended March 31,		Change

	2006	2005	$	%

	(dollars in millions)
Revenue by Segment:
Consumer segment:
Storage	$344	$316	$28	9%
Mobility	185	199	(14)	(7)

Consumer segment	529	515	14	3
Networking segment	271	312	(41)	(13)

Total Revenue	$800	$827	$(27)	(3)%

          Revenue. Revenue decreased 3% or $27 million, for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue of $737 million for the six months ended March 31, 2006 declined $11 million from the six months ended March 31, 2005, and revenue from the licensing of intellectual property of $63 million decreased $16 million compared to the six months ended March 31, 2005. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

          In the Consumer segment, revenue increased 3% or $14 million, for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $490 million for the six months ended March 31, 2006, a $19 million increase from $471 million for the same period in fiscal 2005. Revenue from the licensing of intellectual property was $39 million for the six months ended March 31, 2006, a $5 million decrease from $44 million for the same period in fiscal 2005. The components of Consumer segment revenue are discussed below.

          In Storage, revenue increased 9% or $28 million, for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $321 million for the six months ended March 31, 2006, a $31 million increase from $290 million for the six months ended March 31, 2005. Revenue from the licensing of intellectual property was $23 million for the six months ended March 31, 2006, a $3 million decrease from $26 million for the six months ended March 31, 2005. The product revenue increase was primarily driven by volume increases in pre-amplifiers and system-on-a-chip solutions. These increases were partially offset by declines in discrete read channels, as they reached the mature stage of the product life cycle, and price declines across all applications.

          In Mobility, revenue decreased 7% or $14 million, for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $169 million for the six months ended March 31, 2006, a $12 million decrease from $181 million for the six months ended March 31, 2005. Revenue from the licensing of intellectual property was $16 million for the six months ended March 31, 2006, a $2 million decrease from $18 million for the six months ended March 31, 2005. The product revenue decrease was mainly driven by $33 million in lower sales of custom 3G chipsets and price declines across most applications. These decreases were partially offset by increases in shipments of products based on the 2.5G standard.

          In the Networking segment, revenue decreased 13% or $41 million, for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Product revenue was $247 million for the six months ended March 31, 2006, a $30 million decrease from $277 million for the six months ended March 31, 2005. Revenue from the licensing of intellectual property was $24 million for the six months ended March 31, 2006, an $11 million decrease from $35 million for the six months ended March 31, 2005. The product revenue decrease was mainly due to a decrease in volume of mature products, and chipsets for personal computer applications, and price declines across the portfolio. These decreases were partially offset by favorable product mix, as new network infrastructure offerings replaced mature products.

          Costs and gross margin. Costs were $418 million for the six months ended March 31, 2006, a decrease of 22% or $119 million, from $537 million for the six months ended March 31, 2005. Gross margin as a percent of revenue increased 12.7 percentage points to 47.8% in the current period from 35.1% in the prior year period. The increase in gross margin percentage is the result of a decrease of $73 million from the prior year for restructuring related costs, primarily related to the closing of our Orlando facility, and improvement in our cost structure due to completion of our fab-lite strategy, which has resulted in lower fixed costs. These increases in gross margin were partially offset by overall price declines in the sale of integrated circuits in each operating segment.

          Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges included in costs. The segment gross margin for Consumer was 42.0% in the six months ended March 31, 2006, an increase of 5.3 percentage points from 36.7% in the six months ended March 31, 2005. The improvement for the Consumer segment is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, partially offset by overall price declines in the sale of integrated circuits. The segment gross margin for Networking was 60.9% in the current period, an increase of 4.5 percentage points from 56.4% in the prior year period. The improvement for the Networking segment is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, and favorable product mix, partially offset by overall price declines in the sale of integrated circuits.

          Selling, general and administrative. Selling, general and administrative expenses increased 5% or $6 million, to $121 million for the six months ended March 31, 2006 from $115 million for the six months ended March 31, 2005. The increase was mainly due to $9 million of stock-based compensation expense, as we implemented SFAS 123R in the first quarter of fiscal 2006, which was partially offset by lower defensive litigation expenses.

          Research and development. Research and development expenses increased 2% or $5 million, to $237 million for the six months ended March 31, 2006 from $232 million for the six months ended March 31, 2005. The increase is primarily related to $6 million of stock-based compensation expense, as we implemented SFAS 123R in the first quarter of fiscal 2006, as well as higher design expenses related to the 3G and Storage applications. These increases were partially offset by lower design expense across multiple networking applications.

          Purchased in-process research and development. Purchased in-process research and development was $55 million for the six months ended March 31, 2005 related to the acquisition of Modem-Art. There was no purchased in-process research and development for the six months ended March 31, 2006.

          Restructuring and other charges - net. Net restructuring and other charges increased 227% or $41 million to $59 million for the six months ended March 31, 2006 from $18 million for the six months ended March 31, 2005. See Note 3 to our financial statements in Item 1 for additional details.

          Other income - net. Other income - net increased $11 million to $12 million for the six months ended March 31, 2006 from $1 million in the same period in fiscal 2005 due to higher interest income of $6 million in the current year, as interest rates were higher, and an equity loss on investments of $5 million in the prior year.

          Interest expense. Interest expense decreased 19% or $3 million, to $13 million for the six months ended March 31, 2006 from $16 million for the six months ended March 31, 2005. The reduction is primarily due to lower interest on capital lease obligations, as they were repaid and lower interest on our convertible notes as we repurchased a portion of the notes in fiscal 2005.

          Provision for income taxes. For the six months ended March 31, 2006, we recorded a provision for income taxes of $10 million on a pre-tax loss from continuing operations of $34 million, yielding an effective tax rate of (29.4)%. This rate differs from the U.S. statutory rate primarily due to recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangibles, and the recording of a valuation allowance against U.S. net deferred tax assets. For the six months ended March 31, 2005, we recorded a benefit for income taxes of $10 million on a pre-tax loss of $145 million, yielding an effective tax rate of 6.9%. This rate differs from the U.S. statutory rate primarily due to recording a reversal of $22 million for non-U.S. tax and interest contingencies, recording a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and the recording of a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          Income from Discontinued operations. Income from discontinued operations was $4 million for the six months ended March 31, 2006, as a result of the reversal of a reserve related to our former Optoelectronics business deemed no longer necessary. There was no income from discontinued operations in fiscal 2005.

Liquidity and Capital Resources

          As of March 31, 2006, our cash and cash equivalents were $620 million, a decrease of $78 million from September 30, 2005. As of March 31, 2006, total debt was $372 million, which consists entirely of our convertible subordinated notes due in 2009.

          Net cash provided by operating activities was $33 million and $81 million for the six months ended March 31, 2006, and 2005, respectively. The decrease is attributable to lower cash collections from sales in the current year and $41 million of dividends received from our joint venture in the prior year. These decreases were partially offset by improvements due to lower bonus payments of $8 million, and in the prior year we voluntarily contributed $40 million to our pension plans.

          Net cash used by investing activities was $19 million for the six months ended March 31, 2006 compared to $64 million for the six months ended March 31, 2005. The decrease in cash used by investing activities in the current year is primarily due to a return of capital received from our joint venture of $39 million, and a net outflow in the prior year for the acquisition of Modem-Art. These decreases were partially offset by $13 million of cash returned to us that had been held in trust in the prior year, and $7 million for the acquisition of intangible assets in the current year.

          Net cash used by financing activities was $92 million for the six months ended March 31, 2006, compared to $121 million for the six months ended March 31, 2005. The decrease in cash used by financing activities is mainly due to the $122 million repayment of our accounts receivable securitization facility in the prior year offset by $100 million for the repurchase of our common stock in the current year.

          In October 2005, our Board authorized the repurchase of up to $200 million of our common stock. Under this authorization, we have repurchased 14,033,498 shares of our common stock for a total of $200 million, including 6,204,998 shares repurchased for a total of $100 million in April 2006. In April 2006, we contributed $35 million to the pension plan for represented employees.

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

Item 4. Controls and Procedures

          With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

No changes occurred during the three months ended March 31, 2006 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

          This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” “believes,” “seeks,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

          The following table contains information about our purchases of our common stock during the quarter ended March 31, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units That May Yet Be Purchased Under the Plans or Programs

January 1, 2006 to January 31, 2006	480,000	$12.7536	480,000	$153,122,174
February 1, 2006 to February 28, 2006	2,192,000	13.4649	2,192,000	123,607,144
March 1, 2006 to March 31, 2006	1,705,000	13.8740	1,705,000	99,951,972

Total	4,377,000	$13.5463	4,377,000	$99,951,972

          On October 26, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchases identified in the table were all pursuant to this authorization. Since March 31, 2006, we have repurchased an additional 6,204,998 shares for an aggregate price of approximately $100 million under this authorization, and have completed our repurchases under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

          Agere held its Annual Meeting of Stockholders on February 23, 2006. At that meeting, stockholders elected two individuals as Directors of the Company for terms that will expire at the Annual Meeting to be held in 2009. In addition, the stockholders:

•	approved our amended 2001 Long Term Incentive Plan;
•	approved our amended Non-Employee Director Stock Plan; and
•	ratified the Audit Committee’s selection of our independent auditors.

The individuals elected and the results of the voting are as follows.

	Votes For	Votes Withheld

Thomas P. Salice	148,309,932	7,212,154

Rae F. Sedel	147,817,297	7,704,789

	Votes For	Votes Against	Abstain

Proposal to approve our amended 2001 Long Term Incentive Plan	84,337,640	31,563,488	705,790

	Votes For	Votes Against	Abstain

Proposal to approve our amended Non-Employee Director Stock Plan	97,265,519	18,354,724	986,674

	Votes For	Votes Against	Abstain

Proposal to ratify the Audit Committee’s selection of our independent auditors	152,694,499	2,260,835	566,749

          There were 38,915,169 broker non-votes on the Long Term Incentive Plan proposal and 38,915,170 broker non-votes on the Non-Employee Director Stock Plan proposal. There were no broker non-votes on any of the other matters above. The following individuals whose terms expire in either 2007 or 2008 continue to serve as Directors of the Company: Richard L. Clemmer, Richard S. Hill, Arun Netravali, Harold A. Wagner and Kari-Pekka Wilska.

Item 6. Exhibits

Exhibits

          See Exhibit Index.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ Gary J. Wojtaszek

Date: May 4, 2006	Gary J. Wojtaszek
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

10.1	Agere Systems Inc. 2001 Long Term Incentive Plan

10.2	Agere Systems Inc. Non-Employee Director Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350