Form 10-Q
period 2006-06-30
AGERE SYSTEMS INC
filed 2006-08-09
CIK 1129446

As filed with the Securities and Exchange Commission on August 8, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

          At July 3l, 2006, 169,728,607 shares of common stock were outstanding.

Agere Systems Inc.
Form 10-Q
For the quarterly period ended June 30, 2006
Table of Contents

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue	$382	$433	$1,182	$1,260
Costs	188	248	606	785

Gross profit	194	185	576	475

Operating expenses:
Selling, general and administrative	56	65	177	180
Research and development	107	119	344	351
Amortization of acquired intangible assets	2	1	4	5
Purchased in-process research and development	—	—	—	55
Restructuring and other charges – net	6	1	65	19
Gain on sale of operating assets – net	(2)	(4)	(6)	(8)

Total operating expenses	169	182	584	602

Operating income (loss)	25	3	(8)	(127)
Other income – net	5	4	17	5
Interest expense	6	6	19	22

Income (loss) from continuing operations before provision for income taxes	24	1	(10)	(144)
Benefit for income taxes	(23)	(119)	(13)	(129)

Income (loss) from continuing operations	47	120	3	(15)
Income from discontinued operations (net of taxes)	—	—	4	—

Net income (loss)	$47	$120	$7	$(15)

Basic income (loss) per share information:
Net income (loss) from continuing operations	$0.28	$0.66	$0.02	$(0.09)
Income from discontinued operations (net of taxes)	—	—	0.02	—

Net income (loss)	$0.28	$0.66	$0.04	$(0.09)

Weighted average shares outstanding–basic (in thousands)	171,176	181,114	176,533	176,509

Diluted income (loss) per share information:
Income (loss) from continuing operations	$0.27	$0.65	$0.02	$(0.09)
Income from discontinued operations (net of taxes)	—	—	0.02	—

Net income (loss)	$0.27	$0.65	$0.04	$(0.09)

Weighted average shares outstanding–diluted (in thousands)	172,391	193,169	177,267	176,509

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	June 30,	September 30,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$490	$698
Trade receivables, less allowances of $2 as of June 30, 2006 and $3 as of September 30, 2005	215	251
Inventories	135	130
Other current assets	24	38

Total current assets	864	1,117
Property, plant and equipment—net of accumulated depreciation and amortization of $1,302 as of June 30, 2006 and $1,280 as of September 30, 2005	421	420
Goodwill	196	196
Acquired intangible assets—net of accumulated amortization	11	9
Other assets	91	139

Total assets	$1,583	$1,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$171	$200
Payroll and related benefits	87	87
Income taxes payable	72	84
Restructuring reserve	18	28
Deferred income	21	35
Other current liabilities	37	54

Total current liabilities	406	488
Pension and postretirement benefits	396	522
Long-term debt	362	372
Other liabilities	75	72

Total liabilities	1,239	1,454

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and 169,638,652 shares outstanding as of June 30, 2006 and 181,627,917 shares outstanding as of September 30, 2005	2	2
Additional paid-in capital	7,613	7,561
Accumulated deficit	(6,782)	(6,789)
Accumulated other comprehensive loss	(289)	(347)
Treasury stock, at cost, 14,044,437 common shares at June 30, 2006 and 10,939 common shares at September 30, 2005	(200)	—

Total stockholders’ equity	344	427

Total liabilities and stockholders’ equity	$1,583	$1,881

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,

	2006	2005	2006	2005

Common Stock	$2	$2	$2	$2

Additional Paid-in Capital
Beginning balance	7,594	7,551	7,561	7,424
Issuance of common stock — employee benefit plans	9	7	22	21
Issuance of common stock — Modem-Art Ltd. acquisition	—	—	—	113
Stock-based compensation expense	10	—	30	—

Ending balance	7,613	7,558	7,613	7,558

Accumulated Deficit
Beginning balance	(6,829)	(6,916)	(6,789)	(6,781)
Net income (loss)	47	120	7	(15)

Ending balance	(6,782)	(6,796)	(6,782)	(6,796)

Accumulated Other Comprehensive Loss
Beginning balance	(347)	(222)	(347)	(224)
Minimum pension liability adjustment (net of tax)	58	—	58	—
Foreign currency translations	—	—	—	2

Ending balance	(289)	(222)	(289)	(222)

Treasury Stock
Beginning balance	(100)	—	—	—
Treasury shares purchased	(100)	—	(200)	—

Ending balance	(200)	—	(200)	—

Total stockholders’ equity	$344	$542	$344	$542

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended June 30,

	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$7	$(15)
Less: Income from discontinued operations	4	—

Income (loss) from continuing operations	3	(15)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	84	238
Purchased in-process research and development	—	55
Restructuring and other charges – net of cash payments	(6)	(33)
Pension plan contributions	(35)	(45)
Stock-based compensation expense	30	—
Benefit for deferred income taxes	(21)	(19)
Provision for inventory write-downs	9	13
Equity loss from investments	—	5
Dividends received from equity investments	—	41
Decrease in accounts receivable	37	53
(Increase) decrease in inventories	(14)	13
Decrease in accounts payable	(29)	(17)
Decrease in payroll and benefit liabilities	(7)	(5)
Decrease in income taxes payable	(18)	(117)
Decrease in deferred income	(14)	(30)
Changes in other operating assets and liabilities	(2)	(19)
Other adjustments for non-cash items – net	4	(4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21	114

INVESTING ACTIVITIES
Capital expenditures	(79)	(93)
Acquisition of intangible assets	(7)	—
Return of capital from investments	39	—
Proceeds from the disposition of businesses	—	3
Proceeds from the sale or disposal of property, plant and equipment	7	7
Acquisition of businesses, net of cash acquired	—	(26)
Decrease in cash designated as held in trust	5	13

NET CASH USED BY INVESTING ACTIVITIES	(35)	(96)

FINANCING ACTIVITIES
Purchase of treasury stock	(200)	—
Proceeds from the issuance of stock – net of expense	16	16
Principal repayments on short-term debt	—	(122)
Principal repayments on long-term debt	(10)	(64)

NET CASH USED BY FINANCING ACTIVITIES	(194)	(170)

Net decrease in cash and cash equivalents	(208)	(152)
Cash and cash equivalents at beginning of period	698	778

Cash and cash equivalents at end of period	$490	$626

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

          Agere Systems Inc. (the “Company” or “Agere”) is a leading provider of integrated circuit solutions for a variety of communications and computing applications. Agere’s customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. The Company also generates revenue from the licensing of intellectual property.

          Effective January 1, 2006, the Company was reorganized into operating segments that focus on three key markets: Storage, Mobility and Networking. The Company has two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics. Mobility provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based communications applications. Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Internal Use Software

          During the first quarter of fiscal 2006, the Company assigned a useful life of seven years to the primary upgrade to its information system used for financial reporting. The useful life of certain capitalized computer software costs is a range of three to seven years.

Interim Financial Information

          These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2005. The condensed consolidated financial information as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2006, are not necessarily indicative of results to be expected for the full fiscal year 2006 or any other future periods.

2. Stock Compensation Plans

          Agere has stock-based compensation plans under which employees and non-employee directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. The number of shares authorized and available for awards under Agere plans as of June 30, 2006, was 15,585,087. This number includes 6,000,000 shares approved by Agere stockholders during the second quarter of fiscal 2006. As of June 30, 2006, awards relating to 27,683,488 shares were outstanding, including awards relating to 2,157,891 shares that were granted by Lucent Technologies Inc. (“Lucent”), or companies acquired by Lucent prior to Agere’s spin-off by Lucent, and converted later into Agere awards. During the first nine months of fiscal 2006 and 2005, employees and non-employee directors of the Company were granted stock options and other equity-based awards. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year contractual terms, and vest no later than four years from the date of grant. Agere also granted restricted stock units (a form of other stock units), at no cost to the employee, that vest based on completion of a required service period or a combination of required service and satisfaction of a performance test that requires Agere’s total stockholder return to exceed that of a market capitalization weighted peer group index of nine companies over a four-year period. The time-based restricted stock unit awards vest over a two-year or four-year period and the performance-based awards vest after four years from the grant date if the performance test has been met at that time. If that test is not met, the restricted stock units will expire and any compensation cost recognized previously will not be reversed.

          Agere’s Employee Stock Purchase Plan (“ESPP”) has purchase periods that run for six months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price in any purchase period is equal to 85% of the lower of either the market price on the first trading day of the purchase period, or the last trading day of the purchase period. During the nine

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

months ended June 30, 2006, 908,889 shares were purchased under the ESPP with $8 cash received from employees. As of June 30, 2006, 4,855,663 shares remained available for purchase under the ESPP.

          Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and purchases under the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net income before income taxes and net income for the three and nine months ended June 30, 2006 was $10 and $30, respectively, less than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net income per share for the three months ended June 30, 2006 of $0.28 and $0.27, respectively, is $0.06 less than if the Company had not adopted SFAS 123R. Basic and diluted net income per share for the nine months ended June 30, 2006 of $0.04 is $0.17 less than if the Company had not adopted SFAS 123R.

          The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005. This compensation expense was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the quarter ended June 30, 2006, the Company recognized compensation expense of $7 for stock options, $2 for restricted stock units and $1 for the ESPP. During the nine months ended June 30, 2006, the Company recognized compensation expense of $21 for stock options, $6 for restricted stock units and $3 for the ESPP. All of this expense was recognized in the statements of operations. There were no significant capitalized stock-based compensation costs at June 30, 2006.

          Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations (other than minimal amounts for restricted stock units) because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended June 30, 2005 and illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net income (loss):
As reported	$120	$(15)
Deduct: Stock-based employee compensation expense determined under SFAS 123 fair value based method (1)	32	93

Pro forma	$88	$(108)

Basic income (loss) per share:
As reported	$0.66	$(0.09)
Pro forma	$0.48	$(0.62)

Diluted income (loss) per share:
As reported	$0.65	$(0.09)
Pro forma	$0.45	$(0.62)

(1) The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

          The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock unit awards, and the ESPP included in the Statements of Operations:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006

Costs	$1	$4
Selling, general and administrative	5	14
Research and development	4	10
Restructuring and other charges – net (1)	—	2

Stock-based compensation expense before income taxes	10	30
Benefit for income taxes (2)	—	—

Net compensation expense	$10	$30

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

          The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Stock Options		ESPP

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58%	69%	59%	67%-95%
Weighted-average volatility	58%	69%	59%	76%
Risk-free interest rate	4.76%-4.97%	3.53%-4.04%	3.43%-4.73%	1.0%-2.76%
Expected term (in years)	4.0	4.0	.5	.5

	Stock Options		ESPP

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58%	69%-85%	59%-67%	67%-95%
Weighted-average volatility	58%	84%	60%	89%
Risk-free interest rate	4.18%-4.97%	2.82%-4.04%	2.76%-4.73%	1.0%-2.76%
Expected term (in years)	4.0	2.7	.5	.5

          Expected Volatility. The Company uses third-party analysis to assist in developing expected volatility. In anticipation of adopting SFAS 123R in October 2005, the Company evaluated the assumptions used in the Black-Scholes model during the third quarter of fiscal 2005. As a result, the Company changed its methodology for computing the expected volatility from being based solely on Company historical volatility to a combination of both Company and peer company historical volatility and peer company market-based implied volatility.

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

          Pre-Vesting Forfeitures. Estimates of pre-vesting forfeitures of equity-based awards are determined from Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Stock Options

          The following table summarizes the Company’s stock option activity during fiscal 2006:

Stock Options	Shares (000’s)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2005	25,461	$56.93
Granted	3,679	$12.69
Exercised	(203)	$9.97
Forfeited or Expired	(1,566)	$59.76

Outstanding at December 31, 2005	27,371	$51.34	4.27	$2
Granted	348	$13.11
Exercised	(129)	$10.61
Forfeited or Expired	(1,579)	$98.68

Outstanding at March 31, 2006	26,011	$48.16	4.14	$7
Granted	231	$15.36
Exercised	(244)	$12.53
Forfeited or Expired	(1,011)	$45.51

Outstanding at June 30, 2006	24,987	$48.31	3.89	$16

Vested or expected to vest at June 30, 2006	24,211	$48.31	3.89	$15

Exercisable at June 30, 2006	17,706	$62.49	3.08	$5

          The weighted-average per share grant-date fair value of options granted during the three and nine months ended June 30, 2006 was $7.57 and $6.28, respectively, and in the three and nine months ended June 30, 2005 was $6.74 and $7.32, respectively. The total fair value of stock options vested during the three and nine months ended June 30, 2006 was $13 and $53, respectively. As of June 30, 2006, there was a total of $49 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

          The total intrinsic value of options exercised during the three months ended June 30, 2006 and the three and nine months ended June 30, 2005 was less than $1. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $2. Cash received from option exercises for the three and nine months ended June 30, 2006 was $3 and $6, respectively.

Restricted Stock Units

          The value of time-based restricted stock units is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity during fiscal 2006:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Nonvested Shares (Time-based)	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at October 1, 2005	13	$11.62
Granted	2,277	$13.05
Vested	(1)	$11.20
Forfeited	(5)	$13.32

Nonvested at December 31, 2005	2,284	$13.04
Granted	31	$12.83
Vested	—	—
Forfeited	(35)	$13.32

Nonvested at March 31, 2006	2,280	$13.04
Granted	31	$14.95
Vested	(9)	$12.88
Forfeited	(80)	$12.70

Nonvested at June 30, 2006	2,222	$13.08

          As of June 30, 2006, there was a total of $21 of unrecognized compensation cost related to time-based nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

          The fair value of performance-based restricted stock units is determined by a Monte Carlo simulation technique. The following table summarizes the Company’s performance-based, nonvested share activity during fiscal 2006:

Nonvested Shares (Performance-based)	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at October 1, 2005	—
Granted	475	$8.06
Vested	—
Forfeited	—

Nonvested at December 31, 2005	475	$8.06
Granted	—
Vested	—
Forfeited	—

Nonvested at March 31, 2006	475	$8.06
Granted	—
Vested	—
Forfeited	—

Nonvested at June 30, 2006	475	$8.06

          As of June 30, 2006, there was a total of $3 of unrecognized compensation cost related to performance-based, nonvested restricted stock unit awards. That cost is expected to be recognized equally over a period of 3.25 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

3. Recent Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

4. Restructuring and Other Charges – Net

          The Company has implemented restructuring, consolidation and resizing activities to improve gross profit, reduce expenses and streamline operations. The following table shows the amounts recorded within restructuring and other charges-net during the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Business resizing expenses– net	$—	$—	$43	$—
Orlando decommissioning expenses	6	—	19	—
Restructuring and related expenses	—	1	3	18
Expenses related to reclassification of classes of common stock	—	—	—	1

Restructuring and other charges-net	$6	$1	$65	$19

Business Resizing Activities

          The business resizing actions taken in fiscal 2005 and 2006 were to further improve profitability and consolidate the Company’s operations. The business resizing charges for the three months ended June 30, 2006, include $2 for increased depreciation as a result of shortening the estimated useful life of a building and a $2 net non-cash credit for curtailments and settlements related to the Company’s pension and post retirement plans as described in Note 9 “Benefit Obligations.” Business resizing charges of $43 for the nine months ended June 30, 2006 include $39 for termination benefits related to workforce reductions and net non-cash charges of $4. The net non-cash charges include $3 for increased depreciation, $2 for stock-based compensation expenses, $1 for a special pension benefit charge and a credit of $2 related to curtailments and settlements for the pension and post retirement plans.

Restructuring Actions

          At June 30, 2006, the 2001 Manufacturing rationalization and resizing and the 2004 business resizing programs are substantially complete. The Company’s wafer manufacturing facility in Orlando, Florida ceased operations in September 2005 and as of June 30, 2006, approximately 14 people assigned to the Orlando facility were on roll, primarily engaged in facility decommissioning activities, all of which are expected to be taken off-roll by the end of the second quarter of fiscal 2007.

Three and Nine Months Ended June 30, 2006

          The following tables set forth the Company’s restructuring reserve as of June 30, 2006, and the activity affecting the reserve for the three and nine months ended June 30, 2006:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	March 31, 2006 Restructuring Reserve	Three Months Ended June 30, 2006		June 30, 2006 Restructuring Reserve

		Add Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Facility lease terminations and other charges	$17	$—	$1	$16
2004 Business Resizing
Workforce reductions	1	—	1	—
Closure of the Orlando Manufacturing Facility
Workforce reductions	3	—	1	2

Grand Total	$21	$—	$3	$18

	September 30, 2005 Restructuring Reserve	Nine Months Ended June 30, 2006		June 30, 2006 Restructuring Reserve

		Add Charges	Deduct Cash Payments

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$1	$—
Facility lease terminations and other charges	18	3	5	16
2004 Business Resizing
Workforce reductions	1	—	1	—
Closure of the Orlando Manufacturing Facility
Workforce reductions	8	—	6	2

Grand Total	$28	$3	$13	$18

2001 Manufacturing Rationalization and Resizing

          Facility Lease Terminations and Other Charges

          During the nine months ended June 30, 2006, the Company recorded charges of $3 related to revised estimates for facility lease terminations.

Restructuring Reserve Balances as of June 30, 2006

          The $16 reserve for facility lease terminations will be paid over the respective lease terms through 2010. The majority of workforce reduction reserves are expected to be paid in 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Three and Nine Months Ended June 30, 2005

          The following tables set forth the Company’s restructuring reserve as of June 30, 2005, and the activity affecting the reserve for the three and nine months ended June 30, 2005:

		Three Months Ended June 30, 2005
	March 31,				June 30,
	2005 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$—	$—	$1
Facility lease terminations and other other charges	21	2	—	4	19
2004 Business Resizing
Workforce reductions	4	(1)	—	1	2
Closure of the Orlando Manufacturing Facility
Workforce reductions	7	—	—	—	7

Grand Total	$33	$1	$—	$5	$29

		Nine Months Ended June 30, 2005
	September 30,				June 30,
	2004 Restructuring Reserve	Add Charges	Deduct Non-Cash Charges	Deduct Cash Payments	2005 Restructuring Reserve

2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations and other other charges	26	11	—	18	19
Asset impairments	—	4	4	—	—
2004 Business Resizing
Workforce reductions	21	2	2	19	2
Other charges	2	—	—	2	—
Asset impairments	—	1	1	—	—
Closure of the Orlando Manufacturing Facility
Workforce reductions	6	—	(1)	—	7

Grand Total	$60	$18	$6	$43	$29

2001 Manufacturing Rationalization and Resizing

          Facility Lease Terminations and Other Charges, and Asset Impairments

          The Company recorded facility lease terminations and other charges of $2 and $11 for the three and nine months ended June 30, 2005, respectively. The charge of $2 for the three months ended June 30, 2005 is primarily for the relocation of employees and decommissioning of the former Allentown manufacturing. The charge for the nine months ended June 30, 2005 includes $10 primarily for the relocation of employees and equipment and $1 related to a revised estimate for facility lease termination costs. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Company also recorded a non-cash charge of $4 for the impairment of assets related to its operations in Singapore during the nine months ended June 30, 2005.

2004 Business Resizing

          Workforce Reductions

          During the three months ended June 30, 2005, the Company recorded a reversal of $1 as estimates related to separation payments were revised. For the nine months ended June 30, 2005, the Company recorded a non-cash net charge of $2, including $4 for an additional workforce reduction of approximately 50 management employees, net of a $2 reversal as estimates related to separation payments were revised. The net charge of $2 is principally related to special pension benefits to be paid from the Company’s pension fund.

          Asset Impairments

          The Company recorded $1 of non-cash asset impairment charges during the nine months ended June 30, 2005.

5. Supplemental Financial Information

Statement of Operations Information

The Company recorded increased depreciation of $3 for the three months ended June 30, 2006, of which $1 was recorded in costs and $2 in restructuring and other charges-net, and $6 for the nine months ended June 30, 2006, of which $3 was recorded in each of costs, and restructuring and other charges-net. The Company recorded increased depreciation of $38 and $102 for the three and nine months ended June 30, 2005, respectively, all of which was recorded in costs. The increased depreciation was due to a change in accounting estimate as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring and related activities. This additional depreciation was reflected in net income (loss) and resulted in a decrease to both basic and diluted income per share of $0.02 and $0.03 for the three and nine months ended June 30, 2006, respectively; a decrease to basic and diluted income per share of $0.21 and $0.20, respectively, for the three months ended June 30, 2005; and for the nine months ended June 30, 2005, an increase to net loss per share of $0.58 for both basic and diluted loss per share.

          For the three months ended June 30, 2006, the Company recorded a benefit for income taxes of $23 on pre-tax income from continuing operations of $24 yielding an effective tax rate of (95.8)%. This rate differs from the U.S. statutory rate primarily due to a $27 tax benefit recognized as a result of an $85 before tax reduction to the Company’s pension benefit obligations. This benefit was partially offset by a provision for taxes related to profitable non-U.S. jurisdictions, deferred taxes on indefinite-lived goodwill intangibles, and a valuation allowance against U.S. net deferred tax assets. The $27 tax benefit included in net income related to the reduction of the pension benefit obligation is offset by a $27 tax charge recorded against the minimum pension liability adjustment reflected in accumulated other comprehensive loss. For the three months ended June 30, 2005, the Company recorded a benefit for income taxes of $119 on $1 of pre-tax income. The effective tax rate differs significantly from the U.S. statutory rate primarily due to a reversal of $121 for U.S. tax and interest contingencies for U.S. audit settlements related to tax years the Company operated as a division of AT&T Corp. (“AT&T”) or Lucent, a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          For the nine months ended June 30, 2006, the Company recorded a benefit for income taxes of $13 on a pre-tax loss from continuing operations of $10 yielding an effective tax rate of 130.0%. This rate differs from the U.S. statutory rate primarily due to the $27 tax benefit discussed in the previous paragraph. This benefit was offset by a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, deferred taxes on indefinite-lived goodwill intangibles, and a valuation allowance against U.S. net deferred tax assets. For the nine months ended June 30, 2005, the Company recorded a benefit for income taxes of $129 on a pre-tax loss of $144, yielding an effective tax rate of 89.6%. This rate differs from the U.S. statutory rate primarily due to a reversal of $120 for tax and interest contingencies for U.S. audit settlements related to tax years the Company operated as a division of AT&T or Lucent, a reversal of $22 for non-U.S. tax and interest contingencies, a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Balance Sheet Information

	June 30, 2006	September 30, 2005

Inventories:
Finished goods	$55	$36
Work in process	75	89
Raw materials	5	5

Inventories	$135	$130

          In October 2005, Agere’s Board of Directors authorized the repurchase of up to $200 of the Company’s common stock. During the three months ended June 30, 2006, the Company repurchased 6,204,998 shares for a total purchase price of $100, and during the nine months ended June 30, 2006, the Company repurchased 14,033,498 shares for a total purchase price of $200.

6. Investment in Silicon Manufacturing Partners – a Related Party

          The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from unilaterally taking significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income (loss) is not shared in the same ratio as equity ownership. As of June 30, 2006, and September 30, 2005, the Company’s investment in SMP was $45 and $84, respectively, and is recorded in other assets.

          There were no equity earnings or losses for the three and nine months ended June 30, 2006, or the three months ended June 30, 2005. For the nine months ended June 30, 2005, the Company recognized an equity loss of $5 from SMP, which is recorded in other income – net. The Company received a return of capital of $39 during the nine months ended June 30, 2006. The Company did not receive any return of capital for the three months ended June 30, 2006 or the three and nine months ended June 30, 2005. The Company received dividends of $41 from SMP during the nine months ended June 30, 2005. The Company did not receive any dividends from SMP during the three and nine months ended June 30, 2006 or the three months ended June 30, 2005.

          SMP reported net income of $8 and $29 for the three and nine months ended June 30, 2006, respectively, and net income of $1 and net loss of $23 for the corresponding prior year periods. As of June 30, 2006, SMP reported total assets of $119 and total liabilities of $26 compared to total assets of $189 and total liabilities of $21 as of September 30, 2005.

          The Company purchased $26 and $73 of inventory from SMP for the three and nine months ended June 30, 2006, respectively, and $30 and $89 for the corresponding prior year periods. At June 30, 2006 and September 30, 2005, the amount of inventory on hand that was purchased from SMP was $9 and $12, respectively. At June 30, 2006 and September 30, 2005, amounts payable to SMP were $18 and $22, respectively. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive a take or pay agreement for the quarter. This waiver resulted in an increase in the equity loss and a reduction to costs of $5 for the Company in the nine months ended June 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

7. Comprehensive Income (Loss)

          Total comprehensive loss represents net income (loss) plus the results of certain equity changes not reflected in the statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$47	$120	$7	$(15)
Other comprehensive income (loss):
Minimum pension liability adjustment - net of tax	58	—	58	—
Foreign currency translation adjustments	—	—	—	2

Total comprehensive income (loss)	$105	$120	$65	$(13)

          The foreign currency translation adjustments are not adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The minimum pension liability adjustment of $58 is net of $27 of income tax.

8. Income (Loss) Per Common Share

          The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net income (loss) per share.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Numerator:
Net income (loss) – basic	$47	$120	$7	$(15)
Add: Convertible note interest expense (1)	—	6	—	—

Net income (loss) – diluted	$47	$126	$7	$(15)

	(Shares in thousands)
Denominator:
Weighted average shares outstanding – basic	171,176	181,114	176,533	176,509
Convertible notes	—	11,732	—	—
Stock options, restricted stock units and certain other equity compensation instruments	1,215	323	734	—

Weighted average shares outstanding – diluted	172,391	193,169	177,267	176,509

Excluded from weighted average shares outstanding – diluted: (2)
Convertible notes	11,087	—	11,187	12,175
Stock options, restricted stock units and certain other equity compensation instruments	—	—	—	518

Total excluded	11,087	—	11,187	12,693

(1)	The convertible note interest expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.
(2)	Items excluded from the diluted weighted average shares outstanding calculation as their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          For the three months ended June 30, 2006, basic and diluted income per common share of $0.28 and $0.27, respectively, is $0.02 and $0.01, respectively, more than if the company had not repurchased 14,033,498 common shares during the nine months ended June 30, 2006. For the nine months ended June 30, 2006, basic and diluted income per common share of $0.04 is unchanged by the common share repurchase. See Note 5, Supplemental Financial Information.

9. Benefit Obligations

          The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit plans and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual Company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan. The Company also has pension plans covering certain international employees.

Net Periodic Benefit Cost

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$3	$—	$4	$1
Interest cost	18	3	18	4
Expected return on plan assets	(20)	(1)	(22)	(1)
Amortization of prior service cost	(1)	(2)	—	—
Recognized net actuarial loss	3	—	—	—

Net periodic benefit cost	3	—	—	4
Curtailment charges	2	(5)	—	—
Settlement charges	1	—	—	—

Total benefit cost	$6	$(5)	$—	$4

	Nine Months Ended June 30, 2006		Nine Months Ended June 30, 2005

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Service cost	$8	$—	$11	$1
Interest cost	54	10	55	12
Expected return on plan assets	(62)	(3)	(66)	(3)
Amortization of prior service cost	(1)	(5)	—	—
Recognized net actuarial loss	10	1	1	—

Net periodic benefit cost	9	3	1	10
Curtailment charges	2	(5)	—	—
Settlement charges	1	—	—	—

Total benefit cost	$12	$(2)	$1	$10

          The curtailment charges reflect accelerated recognition of prior service cost, as the expected years of future service of participants was reduced, primarily as a result of the Company’s workforce reductions. The settlement charge is for previously unrecognized losses related to employees taking a lump-sum distribution from the pension plan upon termination of employment, thereby eliminating the Company’s pension obligation. During the three months ended June 30, 2006, the Company made several changes to its U.S. post-retirement health plans. Effective January 1, 2008, company contributions to the cost of health benefits for current and future management retirees age 65 and older will be reduced. Effective January 1, 2009, company contributions to the cost of health benefits for current and future represented retirees under age 65 will be eliminated and company contributions to the cost of health

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

benefits for current and future represented retirees age 65 and older will be reduced. These negative plan amendments, along with curtailment impacts, and changes in assumptions related to participation rates and spousal coverage elections, resulted in remeasurement of the Accumulated Postretirement Benefit Obligation (“APBO”) during the third quarter, and reduced the APBO by $137.

          Amounts recognized in the consolidated balance sheet consist of:

	June 30, 2006		September 30, 2005

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Accrued benefit liability	$(211)	$(185)	$(320)	$(202)
Accumulated other comprehensive loss	273	—	358	—

Net amount recognized	$62	$(185)	$38	$(202)

          The Company voluntarily contributed $35 in cash to the pension plan for represented employees during the three months ended June 30, 2006. Although not required, the Company may consider additional voluntary cash contributions to its pension plans of up to $35 during the last quarter of fiscal 2006.

10. Intangible Assets

          The Company has goodwill and acquired intangible assets resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment.

	June 30, 2006	September 30, 2005

Unamortized intangible assets:
Goodwill:
Consumer segment	$152	$152
Networking segment	44	44

Goodwill	$196	$196

          The following table reflects the other acquired intangible assets by major class and the related accumulated amortization.

	June 30, 2006			September 30, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Existing Technology (1)	$11	$3	$8	$34	$32	$2
Non-competition agreements (2)	9	6	3	9	2	7

Acquired intangible assets	$20	$9	$11	$43	$34	$9

(1) During the nine months ended June 30, 2006, the Company recorded $7 for the acquisition of a patent in the Networking segment. This intangible asset is being amortized over a five-year period. Existing technology of $8 and $2 as of June 30, 2006 and September 30, 2005, respectively, relates to the Networking segment.

(2) Non-competition agreements of $3 and $7 as of June 30, 2006 and September 30, 2005, respectively, relate to the Consumer segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

          Amortization of intangible assets was $2 and $5 for the three and nine months ended June 30, 2006, respectively, of which $1 was included in cost for the nine month period. Intangible asset amortization expense for the three and nine months ended June 30, 2005 was $1 and $5, respectively. Intangible asset amortization expense for the remainder of fiscal 2006 is estimated to be $1. The amortization for future fiscal years is estimated to be $4 for fiscal 2007 and $2 in each of fiscal 2008, 2009 and 2010.

11. Segment Information

          The Company is organized into three operating segments: Storage, Mobility and Networking. The Storage and Mobility operating segments make up one reportable segment, Consumer. The Networking segment is the other reportable segment. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics. Mobility provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based consumer communications applications.

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had three operating segments at June 30, 2006, under the aggregation criteria set forth in SFAS 131, the Company had two reportable segments, Consumer and Networking.

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

Reportable Segments

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenue
Consumer segment:
Storage	$135	$146	$479	$462
Mobility	105	125	290	324

Consumer segment	240	271	769	786
Networking segment	142	162	413	474

Total	$382	$433	$1,182	$1,260

Gross margin (excluding restructuring related and stock-based compensation charges included in costs)
Consumer segment	$104	$122	$326	$311
Networking segment	93	101	258	277

Total reportable segment gross margin	$197	$223	$584	$588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Reconciling Items

A reconciliation of reportable segment gross margin to gross margin reported in the statements of operations is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Reportable segment gross margin	$197	$223	$584	$588
Deduct: Restructuring related charges included in costs	2	38	4	113
Stock-based compensation charges included in costs	1	—	4	—

Gross margin	$194	$185	$576	$475

12. Financial Guarantees

          The Company generally indemnifies its customers from third party intellectual property infringement claims related to its products. No liability recognition is required as of June 30, 2006 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

          The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for the three and nine months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Balance as of beginning of period	$2	$4	$2	$3
Accruals for new and pre-existing warranties - net (including changes in estimates)	—	1	—	3
Settlements made (in cash or in kind)	(1)	(1)	(1)	(2)

Balance as of end of period	$1	$4	$1	$4

13. Discontinued Operations

          During fiscal 2003, the Company exited its optoelectronic components business. The financial statements presented reflect this business as discontinued operations. During the nine months ended June 30, 2006, a reserve of $4 related to the optoelectronics business was deemed no longer necessary and therefore was reversed. Income from discontinued operations before income taxes was $4 for the nine months ended June 30, 2006. There was no income from discontinued operations for the three months ended June 30, 2006, or the three and nine months ended June 30, 2005.

14. Commitments and Contingencies

          In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2006 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at June 30, 2006, would not be material to the annual financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended June 30, 2006 and 2005 and the notes thereto. This discussion contains forward-looking statements. Please see Item 1A, “Risk Factors,” in Part II for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

          We are a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, high speed communications systems and personal computers. We also generate revenue from the licensing of intellectual property.

          At the beginning of the fiscal year we implemented a turnaround plan to address challenges in our business. The following statements describe the current status of our plan.

          This plan is divided into three phases. During the initial stabilization phase we focused on assessing the business, simplifying and improving our business processes and aligning our investments to market opportunities. As part of this phase, we reorganized the senior executive management team, embedded our sales organization into each business unit, created customer-centered account teams and challenged employees at all levels to increase operating efficiency and improve overall effectiveness. This effort resulted in significant restructuring related charges taken in the first half of fiscal 2006 primarily the result of eliminating approximately 435 positions. In addition to the headcount reductions, we reduced expenses in a number of other areas. We have completed the first phase of the turnaround plan.

          We are currently in the second phase of our turnaround plan, which is our earnings growth phase. In this stage, we are seeking to increase our earnings as a result of the expense reduction efforts we began during the first phase and other efforts. We also anticipate that the cultural and organizational changes that occurred in the first stage will become more fully imbedded in the organization during the second phase of the plan and will result in a more streamlined, responsive approach from each of our three business units. We believe the changes made will give the three business units end-to-end responsibility for design win execution, increasing efficiency and ultimately delivering long term revenue growth. Additionally, in this phase of the plan we expect that the business units will begin to more sharply focus their technology and leadership positions and may also look to work with other companies in areas that can improve our time-to-market performance or provide system-level solutions with the goal of growing market share while providing a reasonable level of return.

          In the final phase of our turnaround plan, we will seek to achieve competitive levels of revenue growth. We believe we have a solid portfolio of products and opportunities from which to drive growth.

          Effective January 1, 2006, we reorganized our business into operating segments that focused on three key markets: Storage, Mobility and Networking. We have two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage targets computing and consumer electronics devices that need high capacity storage and provides integrated circuit solutions for hard disk drives. Mobility targets the consumer communications market and provides integrated circuit solutions for a variety of end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based consumer communications applications.

          Our business depends in large part on demand for personal computers and associated equipment, mobile phones and communication network equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results.

          Prior to the closure of our Orlando, Florida manufacturing facility in September 2005, we pre-built inventory for products we would no longer have the capability to produce once the facility ceased operation. As of June 30, 2006, we had pre-built inventory of $11 million to meet our estimates of our customers’ future demand, which we expect to sell over the next few years. During fiscal 2005, we recorded significant depreciation expense related to the Orlando facility. The facility was depreciated to its estimated fair value by the end of fiscal 2005, and we are no longer recording depreciation related to the facility. We are currently working to decommission this facility and plan to sell it once the decommissioning work is complete.

          On October 1, 2005, we implemented Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to account for stock-based compensation transactions using a fair value method and to recognize the expense in the statements of operations. During the three and nine months ended June 30, 2006, we recorded total stock-based compensation expense of $10 million and $30 million, respectively, in our statements of operations. A portion of this expense is included in each of costs, selling general and administrative expenses, research and development expenses and restructuring and other charges – net. Because we adopted SFAS 123R using the modified prospective approach, which does not require restatement of prior period financial results, our fiscal 2005 statement of operations contain only a minimal amount of stock-based compensation expense which is related to restricted stock units.

          During the three months ended June 30, 2006, we made several changes to the U.S. post-retirement health plans. Effective January 1, 2008, our contributions to the cost of health benefits for current and future management retirees age 65 and older will be reduced. Effective January 1, 2009, our contributions to the cost of health benefits for current and future represented retirees under age 65 will be eliminated and our contributions to the cost of health benefits for current and future represented retirees age 65 and older will be reduced. It is estimated that these changes will reduce annual costs by approximately $14 million next fiscal year.

Restructuring and Decommissioning Activities

          We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. Our 2001 Manufacturing rationalization and resizing and our 2004 business resizing programs are substantially complete. Our third restructuring program relates to the closure of our wafer manufacturing facility in Orlando, Florida, where operations ceased in September 2005. On June 30, 2006, 14 people assigned to the Orlando facility were on roll, primarily engaged in facility decommissioning activities. We expect these people to leave the business by the end of the second quarter of fiscal 2007. In addition to our restructuring activities, we are engaged in activities to further resize our business.

          As a result of both restructuring and resizing activities, we recorded the following charges in the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,

	(dollars in millions)
	2006	2005	2006	2005

Business resizing expenses– net	$—	$—	$43	$—
Orlando decommissioning expenses	6	—	19	—
Restructuring and related expenses	—	1	3	18
Expenses related to reclassification of classes of common stock	—	—	—	1

Restructuring and other charges-net	$6	$1	$65	$19

          For additional details regarding our restructuring and business resizing activities, see Note 4 to our financial statements in Item 1.

          In addition, for the three and nine months ended June 30, 2006, we recorded $2 million and $4 million respectively, of restructuring related charges within gross margin, of which $1 million and $3 million, respectively, was associated with increased depreciation as a result of a facility consolidation. An additional charge of $1 million for the three and nine months ended June 30, 2006 was associated with other facility consolidation costs. During the three and nine months ended June 30, 2005, we recorded restructuring related charges included in gross margin of $38 million and $113 million, respectively. These amounts include $38 million and $102 million, respectively, of increased depreciation. The nine month period also includes $11 million of inventory and purchase commitment charges. The increased depreciation is due to the shortening of the estimated useful lives of assets related to our Orlando restructuring actions. The inventory and purchase commitment charges are the result of lower demand for WiFi and RF power transistor products in connection with our decision to exit the WiFi and RF power businesses.

          To complete our restructuring programs we estimate that we will incur $12 million of additional cash charges, primarily related to the shutdown of the Orlando facility. We expect to pay $7 million in fiscal 2006 and $5 million in fiscal 2007. To complete our business resizing activities, we expect to record $2 million during the remainder of fiscal 2006 for additional non-cash charges primarily related to increased depreciation resulting from facility consolidation.

          We expect to use approximately $40 million of cash to complete all of our current restructuring and restructuring related programs. This amount includes $18 million in our business restructuring reserves, $10 million in our payroll and benefit liabilities reflected in our balance sheet at June 30, 2006, and the $12 million of future cash charges discussed in the preceding paragraph. We expect to fund these cash requirements with cash on hand.

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

Results of Operations

          The following table shows certain components of the statements of operations expressed as a percentage of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Gross profit	50.8%	42.7%	48.7%	37.7%
Operating expenses	44.3	42.0	49.4	47.8
Operating income (loss)	6.5	0.7	(0.7)	(10.1)
Net income (loss)	12.3%	27.7%	0.6%	(1.2)%

Three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005.

          Revenue

          The following table shows the change in revenue by segment both in dollars and in percentage terms:

	Three Months Ended June 30,		Change

	2006	2005	$	%

	(dollars in millions)
Revenue by Segment:
Consumer segment:
Storage	$135	$146	$(11)	(8)%
Mobility	105	125	(20)	(16)

Consumer segment	240	271	(31)	(11)
Networking segment	142	162	(20)	(12)

Total Revenue	$382	$433	$(51)	(12)%

	Nine Months Ended June 30,		Change

	2006	2005	$	%

	(dollars in millions)
Revenue by Segment:
Consumer segment:
Storage	$479	$462	$17	4%
Mobility	290	324	(34)	(10)

Consumer segment	769	786	(17)	(2)
Networking segment	413	474	(61)	(13)

Total Revenue	$1,182	$1,260	$(78)	(6)%

          The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

          In the Consumer segment, product revenue was $221 million for the third quarter of fiscal 2006, a $30 million decrease from the third quarter of fiscal 2005 and revenue from licensing of intellectual property was $19 million for the third quarter of fiscal 2006, a $1 million decrease from the third quarter of fiscal 2005. During the nine months ended June 30, 2006, product revenue was $711 million, an $11 million decrease from the same period in fiscal 2005 and revenue from the licensing of intellectual property was $58 million, a $6 million decrease from the same period in fiscal 2005. The components of Consumer segment revenue are discussed below.

          Storage Revenue

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$135	$146	$(11)	(8)%

Nine months ended June 30	$479	$462	$17	4%

          In Storage, product revenue was $124 million for the third quarter, a decrease of $13 million from the prior year, and $445 million for the nine months ended June 30, 2006, an $18 million increase from the nine months ended June 30, 2005. The decrease in the product revenue for the current quarter is mainly due to volume declines in sales of discrete read channels, as they reached the mature stage of the product life cycle, lower volume in our system-on-a-chip solutions, and price declines across most applications. These decreases were partially offset by a volume increase in pre-amplifiers. The increase in product revenue for the nine months ended June 30, 2006, was primarily driven by volume increases in sales of pre-amplifiers and system-on-a-chip solutions. These increases were partially offset by declines in sales of discrete read channels, as they reached the mature stage of the product life cycle, and price declines across all applications. Revenue from the licensing of intellectual property was $11 million for the third quarter, an increase of $2 million from the prior year and $34 million for the nine months ended June 30, 2006, a $1 million decrease from the nine months ended June 30, 2005.

          Mobility Revenue

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$105	$125	$(20)	(16)%

Nine months ended June 30	$290	$324	$(34)	(10)%

          In Mobility, product revenue was $97 million for the third quarter, a decrease of $17 million from the prior year, and $266 million for the nine months ended June 30, 2006, a $29 million decrease from the nine months ended June 30, 2005. The decrease in product revenue for the current quarter is mainly due to price declines across most applications and lower volume in chipsets for satellite radio receivers. The decrease in product revenue for the nine months ended June 30, 2006, resulted primarily from $36 million lower sales of 3G custom chipsets the customer has discontinued and price declines across most applications. The decreases in both the three and nine month periods were partially offset by increases in shipments of products based on the 2.5G standard. Revenue from the licensing of intellectual property was $8 million for the third quarter, a decrease of $3 million from the prior year and $24 million for the nine months ended June 30, 2006, a decrease of $5 million for the nine months ended June 30, 2005.

          Networking Revenue

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$142	$162	$(20)	(12)%

Nine months ended June 30	$413	$474	$(61)	(13)%

DRAFT–August 3, 2006

          In the Networking segment, product revenue was $129 million for the third quarter, a decrease of $15 million from the prior year, and $376 million for the nine months ended June 30, 2006, a $45 million decrease from the nine months ended June 30, 2005. The decrease in product revenue for both the three and nine month periods was mainly due to price declines across many applications and volume decreases in mature products primarily related to a customer changing its personal computer system architecture. Product mix also contributed to the quarterly decline, and volume declines in chipsets for personal computer applications also contributed to the decline in the nine month period. The decrease in the nine month period was partially offset by favorable mix metrics, as new network infrastructure offerings replaced mature products. Revenue from the licensing of intellectual property was $13 million in the third quarter, a $5 million decrease from the prior year and $37 million for the nine months ended June 30, 2006, a $16 million decrease from the nine months ended June 30, 2005.

          Gross margin

	Three Months Ended June 30,

	2006	2005	Change

Total Gross margin	50.8%	42.7%	8.1%

Gross margin by segment:
Consumer segment	43.3%	45.0%	(1.7)%
Networking segment	65.5%	62.3%	3.2%

	Nine Months Ended June 30,

	2006	2005	Change

Total Gross margin	48.7%	37.7%	11.0%

Gross margin by segment:
Consumer segment	42.4%	39.6%	2.8%
Networking segment	62.5%	58.4%	4.1%

          The increase this year in gross margin percentage for both the three and nine month periods resulted from a decrease of $36 million from the prior year quarter and $109 million from the prior year nine months for restructuring related costs, primarily related to the closing of our Orlando facility, and improvement in our cost structure due to completion of our fab-lite strategy, which has resulted in lower fixed costs. The increase in gross margin was partially offset by overall price declines in the sale of integrated circuits in each operating segment and lower revenue from licensing intellectual property.

          Although we base performance measurement and resource allocation for the reportable segments on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges and stock-based compensation charges included in costs. See Note 11 to our financial statements in Item 1 for additional segment information. The decrease in the Consumer segment gross margin for the three month period reflects price declines in the sale of integrated circuits, partially offset by improvements in our cost structure related to completion of our fab-lite strategy. The improvement in the gross margin for the Consumer segment for the nine month period is primarily due to improvement in our cost structure related to completion of our fab-lite strategy, partially offset by overall price declines in the sale of integrated circuits. The improvement in the gross margin for the Networking segment for both the three and nine month periods is primarily due to improvement in our cost structure related to completion of our fab-lite strategy. This increase was partially offset by overall price declines in the sale of integrated circuits, and lower revenue from licensing intellectual property.

          Selling, general and administrative

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$56	$65	$(9)	(14)%

Nine months ended June 30	$177	$180	$(3)	(2)%

          The decrease in selling, general and administrative expenses in the current quarter is primarily due to headcount and cost reductions related to our business resizing activities. The decrease also reflects $3 million of lower employee incentive compensation expense associated with an adjustment based on our fiscal 2006 performance to date. Also, in the prior year quarter, we incurred $4 million of costs associated with our reverse stock split and $3 million of charges in connection with a default on a lease we guaranteed. These decreases were partially offset by $6 million of higher costs for defensive litigation and $5 million of stock-based compensation expense in the current year quarter. Comparing the nine months ended June 30, 2006, to the nine months ended June 30, 2005 the decrease is primarily due to headcount and cost reductions related to our business resizing activities and $2 million lower expenses associated with employee compensation incentive plans. In the prior year period, we incurred $4 million of costs associated with our reverse stock split and a $3 million charge recognized in connection with a default on a lease we guaranteed. These decreases were partially offset by stock-based compensation expense of $14 million in the current year.

          Research and development

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$107	$119	$(12)	(10)%

Nine months ended June 30	$344	$351	$(7)	(2)%

          The decrease in research and development expense for both the three and nine month periods is primarily related to lower design expense across several networking applications, as a result of our refocused research and development efforts. The decrease in design expense was $8 million for the three month period and $16 million for the nine month period. The decrease in research and development expense also includes $7 million in the three months and $5 million in the nine months, of lower employee incentive compensation expense associated with an adjustment based on our fiscal 2006 performance to date. Also contributing to the decreases are lower computer assisted design, information technology and non-program specific research and development expenses. Each of these items decreased by $2 million in the quarter and $4 million in the nine month period. These decreases were partially offset by higher design expenses related to mobility applications of $8 million in the three months and $15 million in the nine months and stock-based compensation expense of $4 million for the three month period and $10 million for the nine month period, as we implemented SFAS 123R in the first quarter of fiscal 2006. In the nine month period design expenses for storage applications increased $4 million.

          Purchased in-process research and development

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$—	$—	$—	N/A

Nine months ended June 30	$—	$55	$(55)	N/A

          The purchased in-process research and development in the nine months ended June 30, 2005 related to the acquisition of Modem-Art.

          Other income – net

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$5	$4	$1	25%

Nine months ended June 30	$17	$5	$12	240%

          The increase in other income – net for both the three and nine month periods is primarily due to higher interest income in both periods and in the nine month period last year an equity loss on investments of $5 million.

          Interest expense

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$6	$6	$—	N/A

Nine months ended June 30	$19	$22	$(3)	(14)%

          The reduction in interest expense for the nine month period is primarily due to lower interest on capital lease obligations, and lower interest on our convertible notes, since a portion was repurchased.

           Provision for income taxes

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30:
Benefit for income taxes	$23	$119	$(96)	(81)%
Effective tax rate	(95.8)%	N/A	N/A	N/A

Nine months ended June 30:
Benefit for income taxes	$13	$129	$(116)	(90)%
Effective tax rate	130.0%	89.6%	N/A	40.4%

          For the three months ended June 30, 2006, the effective tax rate differs from the U.S. statutory rate primarily due to a $27 million tax benefit recognized as a result of an $85 million reduction to our pension benefit obligations. This benefit was partially offset by a provision for taxes related to profitable non-U.S. jurisdictions, deferred taxes on indefinite-lived goodwill intangible assets, and a valuation allowance against U.S. net deferred tax assets. The $27 million tax benefit included in net income related to the reduction of the pension benefit obligation is offset by a $27 million tax charge recorded against the minimum pension liability adjustment reflected in accumulated other comprehensive loss. For the three months ended June 30, 2005, the effective tax rate differs significantly from the U.S. statutory rate primarily due to a reversal of $121 million for U.S. tax and interest contingencies for U.S. audit settlements related to tax years we operated as a division of AT&T Corp. or AT&T or Lucent Technologies, Inc. or Lucent, a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          For the nine months ended June 30, 2006, the effective tax rate differs from the U.S. statutory rate primarily due to a $27 million tax benefit discussed in the previous paragraph. This benefit was offset by a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, deferred taxes on indefinite-lived goodwill intangible assets, and a valuation allowance against U.S. net deferred tax assets. For the nine months ended June 30, 2005, the effective tax rate differs from the U.S. statutory rate primarily due to a reversal of $120 million for tax and interest contingencies for U.S. audit settlements related to tax years we operated as a division of AT&T or Lucent, a reversal of $22 million for non-U.S. tax and interest contingencies, a provision for taxes related to profitable non-U.S. jurisdictions, non-U.S. withholding taxes, and a full valuation allowance against U.S. net deferred tax assets and Singapore losses.

          Income from discontinued operations

			Change

	2006	2005	$	%

	(dollars in millions)

Three months ended June 30	$—	$—	$—	N/A

Nine months ended June 30	$4	$—	$4	N/A

          Income from discontinued operations was $4 million for the nine months ended June 30, 2006, as a result of the reversal of a reserve related to our former Optoelectronics business deemed no longer necessary.

Liquidity and Capital Resources

          As of June 30, 2006, our cash and cash equivalents were $490 million, a decrease of $208 million from September 30, 2005. As of June 30, 2006, total debt was $362 million, which consists entirely of convertible subordinated notes due in 2009.

          Net cash provided by operating activities was $21 million for the nine months ended June 30, 2006, and $114 million for the nine months ended June 30, 2005. The decrease is attributable to lower cash collections from sales in the current year, $41 million of dividends received from our joint venture in the prior year and $14 million increased restructuring related payments this year. These decreases were partially offset by $10 million of lower voluntarily pension plan contributions and $8 million of lower bonus payments.

          Net cash used by investing activities was $35 million for the nine months ended June 30, 2006 compared to $96 million for the nine months ended June 30, 2005. The decrease in cash used by investing activities in the current year is primarily due to a $39 million return of capital received from our joint venture this year, $14 million lower capital expenditures this year, and a net outflow in the prior year of $26 million for the acquisition of Modem-Art. These decreases were partially offset by the release of $8 million less of cash that had been held in trust, and the use of $7 million for the acquisition of intangible assets in the current year.

          Net cash used by financing activities was $194 million for the nine months ended June 30, 2006, compared to $170 million during the nine months ended June 30, 2005. The cash used by financing activities mainly reflects $200 million for the repurchase of our common stock in the current year, and $186 million of repayments of debt in the prior year.

          In October 2005, our Board authorized the repurchase of up to $200 million of our common stock. Under this authorization, we repurchased 14,033,498 shares of our common stock for a total of $200 million for the nine months ended June 30, 2006, including 6,204,998 shares repurchased for a total of $100 million during the quarter ended June 30, 2006. In July 2006, our Board authorized the repurchase of an additional $200 million of our common stock.

          In the quarter ending June 30, 2006, we contributed $35 million to the pension plan for represented employees. Although not required, we may consider additional voluntary cash contributions to our pension plans of up to $35 million during the last quarter of fiscal 2006.

          Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Recent Pronouncements

          In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires us to recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. We are evaluating the timing of our adoption of FIN 48 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

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

Item 4. Controls and Procedures

          With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

          No changes occurred during the three months ended June 30, 2006 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•

We conduct a significant amount of our product design, sales and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations due to increased costs.

          We conduct an important part of our development effort for 3G mobile wireless chipsets in Israel. If our efforts there are disrupted by hostilities in that region, our ability to develop 3G chipsets, which are an important part of our Mobility business, could be materially and adversely affected.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

          The following table contains information about our purchases of our common stock during the quarter ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares or Units That May Yet Be Purchased Under the Plans or Programs

April 1, 2006 to April 30, 2006	6,204,998	$16.1083	6,204,998	$—
May 1, 2006 to May 31, 2006	—	—	—	—
June 1, 2006 to June 30, 2006	—	—	—	—

Total	6,204,998	$16.1083	6,204,998	$—

          On October 26, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchases identified in the table were all pursuant to this authorization. As a result of these repurchases, we have completed this repurchase program. In July 2006, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock.

Item 6. Exhibits

Exhibits

                    See Exhibit Index.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ Gary J. Wojtaszek

Date: August 8, 2006	Gary J. Wojtaszek
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350