Form 10-K
period 2006-09-30
AGERE SYSTEMS INC
filed 2006-12-01
CIK 1129446

As filed with the Securities and Exchange Commission on December 1, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

Form 10-K
________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________.

Commission File Number 001-16397

Agere Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3746606 (I.R.S. Employer Identification No.)

1110 American Parkway N.E. Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-712-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [X]                    Accelerated Filer [  ]                    Non-Accelerated Filer [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     The aggregate market value of voting common equity held by non-affiliates of the registrant as of March 31, 2006 was approximately $2.5 billion, based on the reported last sale price on the New York Stock Exchange of such equity on such date.

     As of November 24, 2006, 167,675,327 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2007 annual meeting of stockholders.

Agere Systems Inc.
Form 10-K
For the Year Ended September 30, 2006

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

PART I

Item 1.    Business.

General

     We are a leading provider of integrated circuit solutions for a variety of computing and communications applications. Some of our solutions include related software and reference designs. Our solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. We also license our intellectual property to others.

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

     We have three operating segments: Storage, Mobility and Networking. We have two reportable segments for financial reporting purposes, Consumer and Networking. The Consumer segment includes the Storage and Mobility operating segments. You can find a description of each of our operating segments below. We also have an operations group that manages our manufacturing and supply chain activities. Prior to January 1, 2006, we had four operating segments: Storage, Mobility, Enterprise and Networking and Telecommunications. On January 1, 2006, we combined the Enterprise and Networking and Telecommunications groups into the Networking group, and moved our satellite digital radio business to the Mobility group. We have restated our segment financial information for periods prior to that date to conform to our new reporting structure.

     In fiscal 2006 and fiscal 2005, 17% of our revenue was generated in the United States and 83% was generated outside the United States. See “We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations” in Item 1A. See Item 8 for financial information about our reportable segments and geographic financial information.

     We have research and development and manufacturing activities in the United States, Australia, Austria, Canada, China, Germany, India, Ireland, Israel, Japan, Korea, Singapore, Spain, Taiwan, Thailand and the United Kingdom. We were incorporated in Delaware in 2000 as part of the plan of Lucent Technologies Inc. to spin off its microelectronics business to its stockholders. Lucent completed our spin-off in June 2002.

     We maintain an Internet website at http://www.agere.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

     In March 2006, our Chief Executive Officer submitted to the New York Stock Exchange an annual certification stating that he was not aware of any violations of the New York Stock Exchange’s corporate governance listing standards.

Consumer Segment

Storage

     We sell integrated circuits for hard disk drives, which are used to store data in personal computers, corporate network servers and consumer electronics products such as digital video recorders, digital media players, mobile phones and game consoles. A disk drive contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive.

     Our TrueStore® family of storage electronics includes read channels, pre-amplifiers, motor controllers, disk controllers and firmware, as well as systems-on-a-chip. These are the critical chips required to read, write and protect data.

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

     Consumers are increasingly in need of more storage to manage their digital content – digital music, photographs and video. As disk drives reach a capacity ceiling using current horizontal recording techniques, which record data in one layer on the surface of the media, new techniques and electronics are being developed to increase the capacity of hard disks. One method to increase storage capacities is to use perpendicular recording, which stores data in multiple layers on the media. Over the last two fiscal years, we have introduced a number of storage integrated circuits that support both horizontal and perpendicular recording, with what we believe to be attractive performance characteristics compared to competing solutions.

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

     Our mobile phone products support a number of protocols, including General Packet Radio Service, or GPRS, which operates on the second generation Global System for Mobile Communications, or GSM, standard. GPRS provides enhanced data transmission capabilities for GSM mobile phones. We also provide integrated circuits for an extension of GPRS called EDGE, that allows data transmission at three times the speed of GPRS solutions. GPRS and EDGE are often referred to as “2.5G” solutions because of the enhanced data rates they provide. Over time, we are seeking to add more features to our solutions and to bring advanced features to lower priced solutions. For example, in fiscal 2006, we introduced our TrueNTRYTM X125 EDGE-based solution that is designed to allow mobile phone manufacturers to produce entry level phones with high-quality music playback capabilities.

     We also offer products that support the wideband Code Division Multiple Access, or W-CDMA, standard. W-CDMA is a third generation, or “3G”, standard. Because it is costly for a carrier to replace its network infrastructure to support 3G service, we expect that many carriers will choose to replace their infrastructure only in high usage areas, and to retain 2.5G infrastructure in lower use areas. To address this, we are developing a 3G solution which is designed to support both W-CDMA and EDGE and to enable consumers to experience 3G data rates in a 3G service area, while providing 2.5G data rates outside of 3G coverage.

     In fiscal 2006, we began sampling our X455 HSDPA solution that supports the High-Speed Downlink Packet Access, or HSDPA, protocol. HSDPA is an extension of W-CDMA and supports download speeds up to 10 times faster than W-CDMA. Our X455 HSDPA solution is designed to allow mobile phone manufacturers to produce mass market HSDPA feature phones and Smartphones with attractive performance and price characteristics.

     We also sell custom-designed integrated circuits for use in satellite digital radio receivers. Traditional radios receive signals from ground-based transmitters, while satellite radios receive signals transmitted from satellites orbiting the Earth and from ground-based repeaters. Our integrated circuits process the signals received from satellites and ground-based repeaters.

Networking Segment

TrueONETM Solutions

     In fiscal 2006, we adopted a new strategy of providing complementary solutions that allow network service providers to deliver a variety of highly reliable communications services to homes, businesses and mobile users over Internet Protocol, or IP, networks. We call these solutions our TrueONE portfolio. IP networks are packet based. In an IP network, packets of data that are part of the same telephone conversation or video program can be routed over different paths. Traditional telephone networks are circuit-based where all data packets follow the same dedicated path or circuit. Historically, the dedicated paths in circuit-based networks have provided greater reliability than packet-based networks, although at the cost of flexibility.

     Our solutions are designed to allow IP networks to provide reliability similar to that of circuit-based networks and incorporate quality of service features that enable more critical data to receive priority over less critical data. For example, packets containing data about a television picture, where a delayed packet can mean a noticeable flaw in the picture, can be delivered before packets containing web-page data being downloaded to a personal computer, where a slight delay is less likely to be noticed.

     Our TrueONE portfolio includes solutions for carrier-managed gateways that would be used in residential, small office, home office and small-to-medium business applications. The portfolio also includes solutions for multi-service wireline and wireless access systems found in carrier networks. Multi-service systems can handle traffic such as data and video in addition to voice. Our TrueONE solutions include chips such as our network processors, gigabit Ethernet chips, digital signal processors and network-attached storage chips, as well as software and reference designs.

     Network Processors

     Network processors are typically used in switching and routing systems to classify, prioritize and forward packets as they move through a carrier’s network. We offer network processors with the ability to handle a range of data throughputs. For example, our PayloadPlus®APP300 family provides a lower cost solution intended for systems located between the customer’s premises and the carrier’s local central office, where data throughput demands are lower, but the need to prioritize the packets is still critical for all services to be delivered successfully. Our PayloadPlus APP600 is a higher throughput solution designed for use in systems that are closer to the core of a carrier’s IP network, where data throughput demands are higher.

     Gigabit Ethernet Interfaces & Switches

     Our gigabit Ethernet solutions target networking devices in residential, business, enterprise and service provider networks. Our gigabit Ethernet solutions include physical-layer interfaces, which provide the electrical interface to Ethernet cables, and switching chips, which provide higher-layer switching and routing of Ethernet packets.

     Digital Signal Processors

     Digital signal processors, or DSPs, transform analog signals into digitally-encoded bitstreams and perform advanced algorithms on these bitstreams. Our DSPs perform audio, video and speech signal processing, compression and transcoding and can be used in applications including Voice-over-IP, or VoIP, telephones, residential and business gateways, and wireline and wireless access network equipment.

     Network-Attached Storage

     Our network attached storage chips can be used in both residential and small business applications. A network attached storage device is typically a hard disk drive or an array of hard disk drives that is connected directly to a network. In home applications, network attached storage chips could be used in a media server that streams multimedia content through a home network to end-user display devices such as televisions, computers and audio systems. In a business context, our network attached storage chips can be used in high capacity storage devices that are connected directly to a network. For either of these applications, the network attached storage device can provide multiple levels of backup capability known as Redundant Array of Independent Disks, or RAID, for any application requiring some level of storage resiliency.

Other Telecommunications Products

     In addition to the TrueONE products described above, we also offer chips with supporting software that are designed for equipment used in metropolitan and wide area backbone telecommunications networks. That equipment can be used in both wireline and wireless networks. Our offerings for use in these areas include some of our TrueONE solutions as well as the products described below.

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

     SONET/SDH Network Devices. Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and directing those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexer. Add-drop multiplexers handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions, or framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within optical networks. A router is an interface, or link, between two networks.

     Wireless Infrastructure Devices. We sell integrated circuit solutions used in wireless infrastructure products, which are primarily cellular base stations and cellular base transceiver stations. Our solutions include digital signal processors for speech compression and encoding and transmission of voice and data and networking products that connect cellular equipment to a wired communications network. Some of these products are standard offerings that are sold to multiple customers and some are customized for a particular customer. The customized offerings may combine our intellectual property with intellectual property from our customer.

     Other Networking Products

     We also sell integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

     We believe that our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

Client Access Products

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

     In addition, we sell integrated circuits and associated software for modem products, primarily to leading manufacturers of personal computers, modems and other electronic equipment. We also sell integrated circuits for use in computer printing and imaging applications.

Customers, Sales and Distribution

     Customers

     Our customers consist primarily of manufacturers of hard disk drives, mobile phones, communications equipment and computers. Our top ten end customers in fiscal 2006 were:

Amoi Mobile Co., Ltd	Nokia Corporation
Apple Computer, Inc.	Nortel Networks Corporation
Hewlett-Packard Company	Samsung Electronics Co., Ltd.
Lucent Technologies Inc.	Seagate Technology, Inc.
Maxtor Corporation	SIRIUS Satellite Radio Inc.

     Our sales are concentrated in a limited number of customers. In fiscal 2006, our sales to Seagate, which exclude sales to Maxtor prior to its acquisition by Seagate, represented 24% of our total revenue and our sales to Samsung represented 18% of our total revenue. Our top 20 end customers in fiscal 2006, based on revenue, accounted for approximately 82% of our revenue and our top 10 end customers in fiscal 2006, based on revenue, accounted for approximately 73% of our revenue. These amounts include both product revenue and revenue from the licensing of intellectual property.

     Sales and Distribution

     As of September 30, 2006, we had approximately 600 employees who performed sales and marketing activities for our business units. We sell our products globally primarily through our direct sales force and through manufacturers’ representatives. We also sell our products through distributors, which sales in fiscal 2006 represented approximately six percent of our revenue.

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

Manufacturing

     As of September 30, 2006, we had joint venture wafer fabrication operations in Singapore and assembly and test operations in Singapore and Thailand. Our three assembly and test sites contained a total of approximately 600,000 square feet of space dedicated to manufacturing. As of September 30, 2006, we had approximately 2,500 employees in manufacturing and other functions involved in delivering products to customers.

     We have a joint venture, called Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., that operates a 54,000 square foot wafer fabrication facility in Singapore. We are entitled to 51% of the managed wafer capacity of the facility. The joint venture agreement may be terminated by either party upon two years’ written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency of either party.

     Because of the high cost of implementing new manufacturing processes, we use foundry partners, rather than internal manufacturing capabilities, to produce integrated circuits using newer processes. Our primary foundry partners are Chartered Semiconductor Manufacturing, Ltd. and Taiwan Semiconductor Manufacturing Corporation. We believe that our internal assembly and test operations provide us with a competitive advantage and intend to continue operating those facilities as long as we believe doing so is to our advantage.

Competition

     We sell products designed for communications, consumer electronics and computer equipment manufacturers. Our customers’ products are sold in various market segments, many of which are intensely competitive and characterized by:

  Rapid technological change;

  Evolving standards;

  Short product life cycles; and

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

     Our primary competitors are listed in the table below.

Storage	Mobility	Networking
Infineon Technologies AG	Broadcom Corp.	Applied Micro Circuits Corp.
Marvell Technology Group Ltd.	Freescale Semiconductor, Inc.	Broadcom Corp.
STMicroelectronics N.V.	NXP Semiconductors	Conexant Systems
Texas Instruments Incorporated	QUALCOMM Inc.	Marvell Technology Group Ltd.
	Telefonaktiebolaget LM Ericsson	PMC-Sierra, Inc.
	Texas Instruments Incorporated	Silicon Laboratories Inc.
Vitesse Semiconductor Corporation

     Our competitive position varies depending on the market and product areas within these markets. For example, we are one of the top three suppliers, based on revenue, in a number of our product areas, including integrated circuits for hard disks, integrated circuits for analog modems, digital signal processors for wireless infrastructure and SONET/SDH integrated circuits. Although we are not one of the three largest overall suppliers of baseband integrated circuits for mobile phones, we are a leading suppler to two mobile phone customers for the types of baseband integrated circuits we supply. Our competitive position is not as strong in the gigabit Ethernet product area. While improving our position in many of the product areas where our position is less well-established is an objective of ours, we cannot assure you that we will be able to accomplish this goal. Further, because we expect to face increasing competitive pressures from both current and future competitors in the product areas we serve, we may not be able to maintain our position in the product areas in which we are currently a leader.

     We believe competition in our industry is based on the following factors:

  Performance and reliability;

  Price;

  Compatibility of products with other products and communications standards used in communications networks;

  Product size;

  Ability to offer integrated solutions;

  Time to market;

  Breadth of product line;

  Customer support;

  Logistics and planning systems; and

  Quality of manufacturing processes.

     While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, our broad product lines, our customer support and our logistics and planning systems. In addition, existing suppliers tend to have an advantage when competing for designs, which can make it difficult for us to win designs at new customers, even if we compete favorably on the factors identified above.

Research and Development

     As of September 30, 2006, our product development team consisted of approximately 1,900 employees and contractors. Our research and development expenditures were $445 million, $462 million and $496 million for fiscal 2006, 2005 and 2004, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Patents, Trademarks And Other Intellectual Property

     We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of September 30, 2006, we had approximately 5,850 U.S. patents and patent applications and their corresponding foreign patents and patent applications. These patents include patents related to the following technologies:

  Integrated circuit and optoelectronic manufacturing processes;

  Modems, digital signal processors, wireless communications, network processors and communication protocols; and

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

Employees

     As of September 30, 2006, we had approximately 5,100 full-time employees and approximately 100 contractors. Of our full-time employees, 26 were U.S. union-represented employees covered by collective bargaining agreements.

     We believe that we generally have good relationships with our employees.

Backlog

     Our backlog, which represents the aggregate of the sales price of orders received from customers for delivery within six months, but not yet recognized as revenue, was approximately $307 million and $311 million on September 30, 2006 and September 30, 2005, respectively. The majority of these orders are fulfilled within three months. All orders, however, are subject to possible rescheduling by customers. Our customers often change their orders two or three times between initial order and delivery. Our customers’ frequent changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are shipping. Although we believe that the orders included in the backlog are firm, generally orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where we believe it is in our interest to do so. For these reasons, we believe that our backlog at any given date may not be a reliable indicator of future revenues.

Environmental, Health and Safety Matters

     We are subject to a wide range of laws and regulations relating to protection of the environment and employee health and safety. Our manufacturing, research and development and administrative facilities undergo regular internal audits relating to environmental, health and safety requirements. Our manufacturing and larger research and development facilities also are regularly audited and certified by Lloyd’s Register Quality Assurance, an independent and accredited third party registrar, as conforming to the internationally recognized ISO 14001 standard relating to environmental management and to OHSAS 18001, the international occupational health and safety management system specification. We believe that our facilities are in substantial compliance with applicable environmental, health and safety requirements.

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

     Our customer base is highly concentrated. In fiscal 2006, our sales to our two top customers, Seagate and Samsung, amounted to 24% of our revenue and 18% of our revenue, respectively, and our top 10 end customers accounted for approximately 73% of our revenue. If any one of our key customers were to decide to purchase significantly less from us or to terminate its relationship with us, our revenue may materially decline. Because we have a long product design and development cycle for most of our products, we may be unable to replace these customers quickly or at all. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line.

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be adversely affected.

     The demand for our products can change quickly and in ways we may not anticipate because our industry is generally characterized by:

  rapid, and sometimes disruptive, technological developments;

  evolving industry standards;

  changes in customer requirements;

  limited ability to accurately forecast future customer orders;

  frequent new product introductions and enhancements; and

  short product life cycles with declining prices over the life cycle of the product.

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

     Further, competitors may be selling commercial quantities of products that we are sampling to our customers, that are still in the initial stages of development or that we may develop in the future. By being able to offer these products in commercial quantities before we do, our competitors can establish significant market share, acquire design wins in customer equipment programs and create a market position that we may be unable to overcome once we have completed development and testing of our product.

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

     If we are not selected by a customer to provide the next generation of a product we already supply, we may experience significantly lower revenue later, as compared to prior periods with more revenue from earlier design wins. In addition, sales of our products for specific customer projects often begin and end abruptly, so revenue may increase rapidly and later decrease just as quickly. The relative timing of the beginning and end of our sales and design processes can make our revenues less predictable.

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

     Because the manufacturing costs at our owned assembly and test facilities and at our joint venture wafer fabrication facility are relatively fixed, efficient utilization of manufacturing facilities and manufacturing yields are critical to our results of operations. If we do not experience adequate utilization of our manufacturing facilities, our results of operations may be adversely affected. In addition, from time to time, we may have to pay to reserve capacity at third-party manufacturers. If this is the case and we overestimate demand for our products, we may have to pay for capacity that we do not use, and our results of operations may be adversely affected.

     The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers or contractors, or the inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability. Lower than expected manufacturing yields could delay product shipments, harm our relationship with a customer and adversely affect our results of operations.

Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could cause our revenue to decline or fluctuate.

     We generally sell products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in our revenue. If a customer does not pay for our products in a timely manner, we could incur significant charges against our income, which could materially and adversely affect our results of operations.

A joint venture and third parties manufacture all of our wafers for us. If these suppliers are unable to fill our orders on a timely and reliable basis, our revenue may be adversely affected.

     The integrated circuit manufacturing industry has a history of developing new manufacturing processes. We believe that the costs associated with implementing new processes, including acquiring the necessary equipment and building appropriate facilities, are increasing with each generation of manufacturing processes. We have not wanted to make the significant financial investments necessary for new processes and rely on contract manufacturers to fabricate products using processes that we do not have at our joint venture manufacturer. To the extent we rely on joint ventures and third-party manufacturing relationships, we face the following risks:

  that they may be unwilling to devote adequate capacity to produce our products;

  that they may not be able to develop manufacturing methods appropriate for our products;

  that manufacturing costs will be higher than planned;

  that reliability of our products will decline;

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

  cancellation of orders;

  product returns, repairs or replacements;

  diversion of our resources;

  legal actions by our customers or our customers’ end users;

  increased insurance costs; and

  other losses to us or to our customers or end users.

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

     We are currently developing products in new areas, including advanced mobile phone technologies, high-speed networking and consumer electronics. We may seek to expand into additional areas in the future. We may expand through internal development efforts, through acquisitions of companies or technologies, or a combination of these methods.

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

     A widespread outbreak of an illness such as avian influenza, or bird flu, or severe acute respiratory syndrome, or SARS, could adversely affect our operations as well as demand from our customers. A number of countries in the Asia/Pacific region have experienced outbreaks of bird flu and/or SARS. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. We have assembly and test and back-office operations as well as our joint venture wafer fabrication facility in Singapore, assembly and test and back-office operations in Thailand and design operations in China, countries where outbreaks of bird flu and/or SARS have occurred. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our design operations could result in delays in the development of new products. If our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

     The revenue we generate from the licensing of our intellectual property has a higher gross margin compared to the revenue we generate from the sale of integrated circuits. Although we derive less than 10% of our total revenue from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from the sale of our integrated circuit products. Our licensing revenue tends to come from a limited number of transactions and the failure to complete one or more transactions in a quarter could have a material adverse impact on our revenue and profitability.

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

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may adversely affect our results of operations.

     In fiscal 2006, we derived approximately 83% of our revenue from sales of our products shipped to locations outside the United States. We also manufacture a significant portion of our products outside the United States and are dependent on non-U.S. suppliers for many of our parts. We intend to continue to pursue growth opportunities in both sales and manufacturing outside the United States. Operations outside the United States are subject to a number of risks and potential costs, which could adversely affect our revenue and results of operations, including:

  unexpected changes in regulatory requirements;

  inadequate protection of intellectual property in some countries outside of the United States;

  currency exchange rate fluctuations;

  international trade disputes;

  political and economic instability; and

  disruptions in international air transport systems.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

     In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business as well as in retaining employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively.

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

Item 1B.    Unresolved Staff Comments

     Not applicable.

Item 2.    Properties

     As of September 30, 2006, we operated a total of three manufacturing facilities in Singapore and Thailand. We also operated an additional 40 facilities, including research and development facilities and design centers. We had facilities in a total of 17 countries. We also have a 51% interest in our Silicon Manufacturing Partners joint venture located in Singapore. That venture has a facility that is predominantly used as a manufacturing site.

     Our facilities have an aggregate floor space of approximately 4.2 million square feet, of which approximately 2.8 million square feet, including our assembly and test facility in Thailand and our headquarters in Allentown, Pennsylvania, is owned and approximately 1.4 million square feet, including our assembly and test facilities in Singapore, is leased. Our lease terms range from monthly leases to nine years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels. We are currently not utilizing approximately 2.2 million of our 4.2 million square feet of space due to our previous facility consolidation efforts.

Item 3.    Legal Proceedings

     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

     During the fourth quarter of fiscal 2006, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

     Our executive officers are as follows:

Name	Age	Position
Richard L. Clemmer	54	President and Chief Executive Officer
Peter Kelly	49	Executive Vice President and Chief Financial Officer
Denis P. Regimbal	45	Executive Vice President and General Manager, Mobility Division
Samir F. Samhouri	34	Executive Vice President and General Manager, Networking Division
Ruediger Stroh	44	Executive Vice President and General Manager, Storage Division

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

     Samir F. Samhouri has been the head of our Networking business since December 2005. Previously, Mr. Samhouri was the head of our Enterprise and Networking business from September 2005 to December 2005, the head of our Ethernet Division from December 2004 to September 2005, Vice President of marketing, applications and product line management for the Telecommunications Division from January 2002 to December 2004 and General Manager for network communications intellectual property from 2000 to January 2002.

     Ruediger Stroh has been the head of our Storage group since November 2005. Since August 2004, he has been a director, and from August 2004 until November 2005, he was Chief Executive Officer, of Intematix Inc., a nano and thin film materials design and manufacturing company. From November 2003 to November 2005, he was an active principal of RST Partners, a technology consulting firm. From February 2003 through November 2003, he was President and Chief Executive Officer and a director of Trebia Networks Inc., a storage area networking chipset company. From April 2001 to January 2003, Mr. Stroh was President and Chief Executive Officer of Systemonic AG, a wireless local area networking chipset company. Prior to that, he held a number of management positions at Infineon Technologies Corporation, including General Manager and Senior Vice President of the Storage Business Unit as well as the Consumer and DataComm Business Unit.

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

Fiscal 2005	High	Low
Quarter Ended December 31, 2004
Class A common stock	$15.40	$10.70
Class B common stock	$14.90	$10.40
Quarter ended March 31, 2005
Class A common stock	$16.90	$12.60
Class B common stock	$16.90	$12.50
Quarter ended June 30, 2005
Class A common stock (April 1, 2005 through May 27, 2005)	$14.60	$11.00
Class B common stock (April 1, 2005 through May 27, 2005)	$14.30	$11.00
Common stock (May 31, 2005 through June 30, 2005)	$13.65	$10.85
Quarter ended September 30, 2005 – Common stock	$12.98	$9.63

Fiscal 2006
Quarter Ended December 31, 2005 – Common stock	$13.70	$8.81
Quarter Ended March 31, 2006 – Common stock	$15.42	$12.13
Quarter Ended June 30, 2006 – Common stock	$17.18	$13.23
Quarter Ended September 30, 2006 – Common stock	$16.88	$11.94

     As of November 1, 2006, there were approximately 1.6 million record and beneficial holders of our common stock.

     Dividend Policy

     We have never declared or paid and we do not anticipate paying any dividends on our common stock in the foreseeable future. Any future dividend payments would be at the discretion of our Board of Directors.

     Issuer Purchases of Equity Securities

     The following table contains information about our purchases of our common stock during the quarter ended September 30, 2006.

			Total Number
			of Shares
			(or Units)	Maximum Number (or
			Purchased as	Approximate Dollar
		Average	Part of Publicly	Value) of Shares or
	Total Number of	Price Paid	Announced	Units That May Yet Be
	Shares (or Units)	per Share	Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
July 1, 2006 to July 31, 2006	200,500	$14.62	200,500	$197,067,769
August 1, 2006 to August 31, 2006	2,148,800	$14.98	2,148,800	$164,881,337
September 1, 2006 to September 30, 2006	1,298,400	$15.28	1,298,400	$145,035,616
Total	3,647,700	$15.07	3,647,700	$145,035,616

     In July 2006, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchases identified in the table were all pursuant to this authorization. This authorization is in addition to the $200 million of repurchases the Board authorized in October 2005. We previously repurchased $200 million of common stock under that authorization.

     See Item 12 for information about our equity compensation plans.

Item 6.    Selected Financial Data

     The following table sets forth selected financial information for our company. The financial information for the years ended September 30, 2006, 2005, and 2004, and as of September 30, 2006 and 2005, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended September 30, 2003 and 2002 and as of September 30, 2004, 2003 and 2002 has been derived from our audited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and the related notes in Item 8.

	Year Ended September 30,
	2006 (1)	2005 (2)	2004 (2)	2003	2002
	(Dollars in millions except per share amounts)
Statement of operations information:
Revenue	$1,570	$1,676	$1,912	$1,839	$1,923
Gross profit	762	664	866	579	494
Income (loss) from continuing operations	17	(8)	(90)	(371)	(803)

Basic and diluted income (loss) per share: (3)
Income (loss) from continuing operations	$0.10	$(0.04)	$(0.52)	$(2.23)	$(4.90)
Weighted average shares outstanding – basic
(in thousands)	174,525	177,775	171,248	166,699	163,720
Weighted average shares outstanding – diluted
(in thousands)	175,432	177,775	171,248	166,699	163,720

	September 30,
	2006 (1)	2005 (2)	2004 (2)	2003	2002
Balance sheet information:
Total assets	$1,497	$1,881	$2,272	$2,388	$2,864
Short-term debt	—	—	147	195	197
Long-term debt	362	372	420	451	486

__________

(1)

During fiscal 2006 we recorded a tax benefit of $24 million as a result of a $66 million reduction in our pension benefit obligations. This benefit was offset by a $24 million tax charge recorded against the minimum pension liability adjustment reflected in other comprehensive loss. Also, the decrease in our total assets reflects the repurchase of 17,681,198 shares of our common stock for $255 million of cash.

(2)

During fiscal 2005 and fiscal 2004 we recorded reversals of tax and interest contingencies of $120 million and $86 million, respectively, resulting from settlements of certain prior year tax audits. The settlements relate to our tax sharing agreement with Lucent and cover periods we operated as either a division of AT&T Corp. or Lucent. In fiscal 2005 we also recorded a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax.

(3)

On May 27, 2005, we reclassified our Class A common stock and Class B common stock into a new single class of common stock, and effected a 1-for-10 reverse stock split. The weighted average number of common shares outstanding and income (loss) per share from continuing operations on a historical basis was adjusted to give retroactive effect to our reverse stock split. Basic income (loss) per common share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing income (loss) from continuing operations by the adjusted outstanding shares for all dilutive potential common shares outstanding.

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

Overview

     We are a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of our solutions include related software and reference designs. Our customers include manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. We also generate revenue from the licensing of intellectual property.

     Effective January 1, 2006, we reorganized our business into operating segments that focus on three key markets: Storage, Mobility and Networking. We have two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics products. Mobility provides integrated circuit solutions for end-user applications such as mobile phones and satellite radio receivers. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based consumer communications applications.

     At the beginning of fiscal 2006, we implemented a turnaround plan to address challenges in our business. The plan is divided into three phases. During the initial stabilization phase we focused on assessing the business, simplifying and improving our business processes and aligning our investments with market opportunities. As part of this phase, we reorganized the senior executive management team, embedded sales personnel into each business, created customer-centered account teams and challenged employees at all levels to increase operating efficiency and improve overall effectiveness. This effort resulted in significant restructuring related charges during fiscal 2006, primarily the result of eliminating approximately 650 positions. In addition to savings realized from the headcount reductions, we reduced expenses in a number of other areas. We have completed the first phase of the turnaround plan.

     In the second phase we sought to increase our earnings primarily through the management of our costs and expenses. Also the cultural and organizational changes that occurred in the first stage became more fully embedded in the organization during this phase and resulted in a more streamlined, responsive approach from each of our three businesses. We believe that the changes we made gave the three businesses end-to-end responsibility for design win execution, increasing efficiency and ultimately delivering long term revenue growth. Additionally, in this phase of the plan the businesses began to more sharply focus on their technology and leadership positions and looked to work with other companies in areas that can improve our time-to-market performance or provide system-level solutions with the goal of growing market share while providing a reasonable level of return.

     In the final phase of our turnaround plan, we will seek to achieve competitive levels of revenue growth and consistently higher levels of earnings. We believe that we have a solid base of products, design wins and opportunities from which to drive growth.

     Our business depends in large part on demand for personal computers and associated equipment, mobile phones and communication network equipment. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results. Also, portions of our revenues are derived from customers that individually accounted for greater than 10% of our revenues for the years presented. Sales to Seagate in fiscal 2006, 2005 and 2004 represented 24%, 15% and 12%, respectively, of revenue. Sales to Samsung in fiscal 2006 and 2005 represented 18% and 14%, respectively, of revenue. Sales to Maxtor in fiscal 2005 and 2004 represented 15% and 16%, respectively, of revenue.

     During fiscal 2005,we recorded significant depreciation expense related to our Orlando, Florida manufacturing facility prior to its closure. The facility was depreciated to its estimated fair value by the end of fiscal 2005, and we are no longer recording depreciation related to the facility. We are currently working to decommission this facility and have an agreement to sell it once the decommissioning work is complete.

     On October 1, 2005, we implemented Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to account for stock-based compensation transactions using a fair value method and to recognize the expense in the statements of operations. During fiscal 2006, we recorded total stock-based compensation expense of $40 million in our statements of operations. A portion of this expense is included in each of costs, selling, general and administrative expenses, research and development expenses and restructuring and other charges – net. Because we adopted SFAS 123R using the modified prospective transition method, which does not require restatement of prior period financial results, our fiscal 2005 and 2004 statements of operations contain only a minimal amount of stock-based compensation expense which is related to restricted stock units.

     During the three months ended June 30, 2006, we made several changes to our U.S. post-retirement health plans. Effective January 1, 2008, our contributions to the cost of health benefits for current and future management retirees age 65 and older will be reduced. Effective January 1, 2009, our contributions to the cost of health benefits for current and future represented retirees under age 65 will be eliminated and our contributions to the cost of health benefits for current and future represented retirees age 65 and older will be reduced. It is estimated that these changes will reduce annual non-cash costs by approximately $14 million in fiscal 2007.

     In fiscal 2006, our Board of Directors authorized the repurchase of up to $400 million of our common stock. During fiscal 2006 we repurchased 17,681,198 shares of our common stock for a total of $255 million. We have an additional $145 million authorized for the repurchase of our common stock.

Restructuring and Decommissioning Activities

     We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. On September 30, 2006, we had restructuring reserves related to two of three separate restructuring programs. The first restructuring program began in fiscal 2001 and was a resizing and consolidation of the business in response to significant declines in our revenue. This program is substantially complete.

     Our second restructuring program was announced on September 23, 2004, and consisted of a further resizing of our business to align our cost structure with revenue projections. As part of this program, we reduced our workforce by approximately 550 employees across the business and exited our standalone wireless local area networking chipset, or Wi-Fi, business, our radio-frequency power transistor, or RF power business, and all operations in the Netherlands. This restructuring is complete.

     Our third restructuring program was announced on September 29, 2004, and relates to the closure of our Orlando wafer manufacturing facility. In September 2005, we ceased operations in the Orlando facility. Approximately 11 people were employed at the facility on September 30, 2006, the majority of which will be off roll by the second quarter of fiscal 2007.

     The following table shows the amounts recorded within restructuring and other charges – net in our statement of operations:

	Year Ended September 30,
	2006	2005	2004
	(dollars in millions)
Business resizing expenses – net	$57	$5	$—
Orlando decommissioning expenses	24	3	—
Restructuring and related expenses	6	15	160
Asset retirement charges	—	—	37
Reclassification of classes of common stock expenses	—	1	—
Restructuring and related charges – net	$87	$24	$197

     For additional details regarding our restructuring activities, see Note 5 to our financial statements in Item 8.

     In addition, for fiscal 2006, 2005 and 2004, we recorded $5 million, $139 million, and $7 million, respectively, of restructuring related charges within gross margin. The $5 million recorded in fiscal 2006 includes $4 million for increased depreciation as a result of a facility consolidation. The $139 million recorded in fiscal 2005 includes $120 million for increased depreciation, $16 million for inventory and purchase commitment charges, and $3 million related to other charges. The increased depreciation is due to the shortening of the estimated useful lives of assets resulting from our Orlando restructuring actions. The inventory and purchase commitment charges include $11 million due to lower demand for Wi-Fi and RF power transistor products in connection with our decision to exit the Wi-Fi and RF power businesses, and $5 million of purchase commitments related to our Orlando facility. The $7 million recorded in fiscal 2004 includes $5 million for increased depreciation due to shortening of estimated useful lives of assets in connection with our restructuring actions.

     To complete our restructuring programs, we estimate that we will incur approximately $3 million in additional cash charges in fiscal 2007, primarily related to the decommissioning of the Orlando facility. We expect to pay these amounts during fiscal 2007.

     Approximately $32 million of cash is needed to complete our restructuring and restructuring related programs. This amount includes $18 million reflected in our business restructuring reserves, and $11 million included in our payroll and benefit liabilities as of September 30, 2006, as well as the $3 million in additional estimated future cash charges noted above. We expect to fund these cash requirements with cash on hand.

Application of Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve one or more “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. We have reviewed these critical accounting policies with our audit committee. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

     Property, Plant and Equipment

     Property, plant and equipment that is held and used is generally reflected in our financial statements at its historical cost less an allocation for depreciation. As a result, the book value of our property, plant and equipment may not be reflective of its fair market value. In addition, we have impaired property, plant and equipment in connection with our restructuring initiatives. Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, facility closures, product dispositions, technological obsolescence, or other changes in circumstances indicate that their carrying amount may not be recoverable. We perform impairment tests on groups of assets that are related and have separately identifiable cash flows. In some cases, it may not be practical to measure the cash flows associated with a particular asset or group of assets due to the integrated nature of our production process. When an asset’s economic life is shorter than previously expected or when we plan to abandon an asset as a result of a restructuring plan or otherwise and are unable to measure the associated cash flows, we shorten the recovery period for that asset to its remaining useful life, which would cause us to recognize increased depreciation. If separate cash flows can be identified, we compare the carrying amount of the assets to their undiscounted expected future cash flows. If an impairment exists, assets classified as held and used are written down to fair value and are depreciated over their remaining useful life, while assets classified as held for sale are written down to fair value less costs to sell. It is reasonably likely that the actual fair value may differ from our current estimate, in which case we may under- or over-value our property, plant and equipment and under- or over-value the related impairment charge.

     Tax Valuation Allowance

     A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not to be realized. Since 2001, we have established a full valuation allowance against our U.S. and certain non-U.S. net deferred tax assets other than deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance because of our continuing losses in certain jurisdictions and because our long term financial forecast has enough uncertainty that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full benefit.

     Tax Contingencies

     Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The majority of our tax contingencies were transferred to us from Lucent as part of our separation from Lucent and reflect our potential exposures under our tax sharing agreement with Lucent. We believe our tax contingencies are reasonable although the accruals may change in the future due to new developments with each issue. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have accrued. In July 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109,” or FIN 48. We are evaluating the potential effects of implementing this interpretation on our financial condition and results of operations. See Recent Pronouncements below for more information about FIN 48.

     Retirement Benefits

     Postretirement liabilities are our estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining our postretirement liability, including the number of employees who we expect to receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate we may be over- or under-accrued.

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

     For fiscal 2006, we refined the process to select a discount rate for our retirement benefit plans. The rate we used is based on a cash flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. The rate used is within the range of the resultant interest rates. Previously, to select a discount rate for our retirement benefit plans, we used a modeling process that involved selecting a portfolio of bonds that matched the expected cash outflows of our benefit plans. We used the average yield of this hypothetical portfolio as a discount rate benchmark. In our model, we used a portfolio of fixed-income debt instruments rated AA- or better and picked one that matures in each of the next 60 years. We extrapolated values for any year in which an actual bond matching the needed criteria was not available in the financial market place. We also compared our calculated rate to the Moody’s AA bond rate for reasonableness. In fiscal 2006, we used two discount rates to determine our net periodic benefit cost, since we were required to remeasure our postretirement plans due to a curtailment. The rates used prior to and after the curtailment and settlement effects taken in the third quarter of fiscal 2006, were 5.50%, and 6.25%, respectively. The discount rate used to determine the benefit obligation as of September 30, 2006 was 5.75%. In fiscal 2005, we used discount rates of 6.00% and 5.50% to determine our net periodic benefit cost and our benefit obligation, respectively. In fiscal 2004 we used a discount rate of 6.25% and 6.00% to determine our net periodic benefit cost and our benefit obligation for U.S. retirement benefit plans, respectively.

     We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. For fiscal 2006 and 2005, we used the same weighted-average long-term rate of return of 8.25% and 8.0% for the management pension plan and the represented pension plan, respectively. For our U.S. retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.75%. The weighted average target investment portfolio allocation for our U.S. management and occupational pension plans is 53% in equity and 47% in debt investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For fiscal 2007, we are using an expected rate of return on plan assets of 8.25% and 8.0% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation.

     Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and postretirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have an estimated $2 million impact on annual net retirement benefit costs and a $40 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $3 million annual impact on net retirement benefit costs.

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

     Goodwill

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment at the reporting unit level in the fourth quarter of each fiscal year, or more frequently if events and circumstances indicate that there may be an impairment. The test involves a two-step process. The first step requires us to compare the fair value of the reporting unit to its carrying value including goodwill. The fair value of the reporting unit is calculated using discounted expected future cash flows. If the fair value is less then the carrying value, a potential impairment exists and the second step of the process is performed. In the second step we calculate the excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets other than goodwill. If this excess, referred to as the implied fair value of the goodwill, is less than the carrying value of the goodwill, an impairment exists and is recorded. Our estimates of future cash flows are dependent upon many factors, including general economic trends, industry trends, technological developments and customer demand. It is reasonably likely that future cash flows associated with these assets may exceed or fall short of our current estimates, in which case a different amount for an impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimates of future cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying value of the goodwill.

     Stock-Based Compensation Expense

     Effective October 1, 2005, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is a combination of both Company and peer company historical volatility and peer company market-based implied volatility. The expected term of the stock options is based on several factors including historical observations of employee exercise patterns, peer company employee exercise behavior, and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

     We estimated the fair value of the in-process research and development for these acquisitions using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rates was based on consideration of our weighted average cost of capital, as well as other factors known at the time, including the projected useful life of each technology, the expected profitability levels of each technology, the uncertainty of technology advances and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represented fair value and did not exceed the amount a third party would have paid for the projects.

     Set forth below are descriptions of the major acquired in-process research and development projects and our assumptions in connection with these acquisitions.

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

     At the date of acquisition, Modem-Art did not have any developed technology. Its projects underway were a 3G single-mode chipset, a variant of the single-mode chipset, which when combined with our software and advanced second generation, or 2.5G, chipset incorporating GPRS and Enhanced Global Rates for Global Evolution, or EDGE, can fulfill the requirements of dual-mode 2.5G and 3G, and the development of HSDPA technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The in-process research and development allocated to these projects was $12 million, $10 million and $33 million, respectively. These projects ranged from 10% to 90% complete at the time of acquisition and were expected to be completed through fiscal 2007. Projected net cash flows attributable to these projects, assuming successful development, were discounted to net present value using discount rates of 30% for the single-mode project, 35% for the dual-mode project and 40% for the HSDPA project.

     The 3G single-mode chipset was intended to permit mobile handsets to operate on a 3G network only and does not have the capability to switch to mobile phone networks based on other technologies such as 2.5G when outside of a 3G network range. We believe there will be few stand-alone markets for 3G networks because we expect telecommunications carriers to limit their 3G networks to high usage areas. As a result of this limited market opportunity, we anticipate that the 3G single-mode technology will derive most of its value as a building block for other projects involving 3G technology, including our dual-mode and HSDPA projects. We estimate that, as of the date of acquisition, the single-mode project was approximately 90% complete. As of September 30, 2006, this project was completed.

     The dual-mode technology will enable mobile handsets to maintain high GPRS and EDGE data rates when outside 3G coverage. This technology will also integrate baseband processing and power management, resulting in lower power consumption. This solution is expected to be compatible with a large range of mobile handsets from entry-level to high-end solutions, and is expected to support multimedia features such as speakerphone, music playback, video playback and memory card capabilities. The dual-mode technology is also expected to be used in future technologies, such as HSDPA. We estimate that, as of the date of acquisition, this project was approximately 50% complete. As of September 30, 2006, the development effort for this project has been completed, but engineering work is still needed to bring the product to production levels. Although we began to generate some revenues in the first half of fiscal 2006, we now expect initial production revenues in the first half of fiscal 2007.

     The HSDPA technology will be an upgrade to existing wideband CDMA networks and is being designed to support significantly higher data throughput speeds on the downlink from base stations to mobile phones. This technology also represents a significant improvement to the dual-mode technology, with greater memory and expected data rates. We expect that we will be able to use the HSDPA technology in future generations that target data rates of 3.6 megabits per second and higher. We estimate that, as of the date of acquisition, this project was approximately 10% complete. As of September 30, 2006 we estimate that this project was approximately 80% complete and our current estimate of the costs to complete the research and development efforts is approximately $4 million. The remaining research and development efforts include standards compliance and field testing the product. We now anticipate we will begin generating revenues from this product during the second half of fiscal 2007.

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

Results of Operations

     Fiscal year ended September 30, 2006 compared to fiscal year ended September 30, 2005

     The following table shows our revenue and the change in revenue both in dollars and in percentage terms, by segment:

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Revenue by Segment:
Consumer:
Storage	$1,625	$1,620	$5	1%
Mobility	394	430	(36)	(8)
Consumer	1,019	1,050	(31)	(3)
Networking	551	626	(75)	(12)
Total Revenue	$1,570	$1,676	$(106)	(6)%

     Our product revenue was $1,442 million in fiscal 2006, a decrease of $83 million from fiscal 2005, and revenue from the licensing of intellectual property of $128 million was a decrease of $23 million from fiscal 2005. The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analysis. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

     In the Consumer segment, product revenue was $941 million in fiscal 2006, a decrease of $27 million from fiscal 2005 and revenue from the licensing of intellectual property was $78 million in fiscal 2006, a $4 million decrease from fiscal 2005. The components of Consumer segment revenue are discussed below.

     Storage Revenue

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Storage Revenue	$625	$620	$5	1%

     Storage product revenue was $580 million in fiscal 2006, a $4 million increase from fiscal 2005. This increase was primarily driven by volume increases in sales of pre-amplifiers and system-on-a-chip solutions. These increases were partially offset by volume declines in sales of discrete read channels, as they reached the mature stage of the product life cycle, and price declines across the majority of applications. Revenue from the licensing of intellectual property was $45 million in fiscal 2006, a $1 million increase from fiscal 2005.

     Mobility Revenue

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Mobility Revenue	$394	$430	$(36)	(8)%

     Mobility product revenue was $361 million in fiscal 2006, a $31 million decrease from fiscal 2005. The decrease in product revenue resulted from price declines across most applications, $37 million of lower sales of 3G custom chipsets for use in a product that was discontinued by the customer and $22 million of lower sales a result of businesses we exited. These decreases were partially offset by increases in shipments of products based on the 2.5G standard. Revenue from the licensing of intellectual property was $33 million in fiscal 2006, a $5 million decrease from fiscal 2005.

     Networking Revenue

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Networking Revenue	$551	$626	$(75)	(12)%

     The Networking segment product revenue was $501 million in fiscal 2006, a $56 million decrease from fiscal 2005. The decrease in product revenue was mainly due to price declines across the majority of applications, volume decreases in mature products, in part because a customer changing its personal computer system architecture and volume declines in chipsets for personal computer applications. These decreases were partially offset by favorable mix metrics, as new network infrastructure offerings replaced mature products. Revenue from the licensing of intellectual property was $50 million in fiscal 2006, a $19 million decrease from fiscal 2005.

     Gross margin

	Year Ended September 30,
	2006	2005	Change
Total Gross margin	48.5%	39.6%	8.9%
Gross margin by segment:
Consumer segment	41.4%	41.0%	.4%
Networking segment	63.7%	59.4%	4.3%

     The increase in gross margin percentage this year is primarily the result of a decrease of $134 million from $139 million in the prior year for restructuring related costs, which is primarily related to the closing of our Orlando facility. This resulted in an 8.3 percentage point increase to gross margin in fiscal 2006. In addition, improvements in our cost structure due to completion of our fab-lite strategy resulted in lower fixed costs. These increases in gross margin were partially offset by overall price declines in the sale of integrated circuits in each operating segment and lower revenue from the licensing of intellectual property.

     Although we base performance measurement and resource allocation for the reportable segments on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges and stock-based compensation charges included in costs. See Note 17 to our financial statements in Item 8 for additional information about our segments. The improvement in the Consumer segment gross margin is primarily due to improvement in our cost structure related to the closure of our Orlando facility, offset by overall price declines in the sale of integrated circuits. The improvement in the gross margin for the Networking segment is primarily due to improvements in our cost structure related to the closure of our Orlando facility, partially offset by overall price declines in the sale of integrated circuits, and lower revenue from the licensing of intellectual property.

     Selling, general and administrative

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Selling, general and administrative	$225	$234	$(9)	(4)%

     The decrease in selling, general and administrative expense is primarily due to headcount and cost reductions related to our business resizing activities. Also, in the prior year, we incurred $4 million of expenses associated with our reverse stock split and $3 million of charges recognized in connection with a default on a lease we guaranteed. These decreases were partially offset by stock-based compensation expense of $18 million in the current year, as we implemented SFAS 123R in fiscal 2006.

     Research and development

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Research and development	$445	$462	$(17)	(4)%

     The decrease in research and development expense for the year is primarily related to lower design expense across several networking applications, as a result of our refocused research and development efforts. Also contributing to the decrease, are lower computer assisted design, design platform and information technology expenses. These decreases were partially offset by stock-based compensation expense of $14 million, as we implemented SFAS 123R in fiscal 2006, and higher design expenses related to mobility and storage applications.

     Purchased in-process research and development

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Purchased in-process research and
development	$—	$55	$(55)	(100)%

     The purchased in-process research and development in fiscal 2005 was related to the acquisition of Modem-Art. See “Purchased In-Process Research and Development” for additional details.

     Other income — net

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Other income — net	$24	$7	$17	243%

     The increase in Other income — net, is primarily due to a $10 million equity loss from our investment in Silicon Manufacturing Partners Pte. Ltd., or SMP in fiscal 2005, and higher interest income in fiscal 2006.

     Interest expense

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Interest expense	$25	$29	$(4)	(14)%

     The reduction in current year interest expense is due to lower interest on our convertible notes, since a portion was repurchased, and lower interest on capital lease obligations, as we terminated the majority of our capital leases.

     Provision for income taxes

	Year Ended September 30,		Change
	2006	2005	$	%
	(dollars in millions)
Benefit for income taxes	$12	$122	$(110)	(90)%
Effective tax rate	(273.1)%	94.1%	N/A	(367.2)%

     For fiscal 2006, the effective tax rate differs from the U.S. statutory rate primarily due to recording a $24 million tax benefit recognized as a result of a $66 million reduction in our pension benefit obligations, recording a $3 million prior period adjustment and a $2 million tax benefit for non-U.S. loss carryforwards as a result of a recent merger of two controlled non-U.S. subsidiaries, recording a benefit for taxes related to profitable non-U.S. jurisdictions, recording a provision for non-US withholding taxes, recording deferred taxes on indefinite-lived goodwill intangible assets, recording a benefit for amortization; and the recording of a valuation allowance against U.S. net deferred tax assets. The $24 million benefit included in net income related to the reduction of the pension benefit obligation was offset by a $24 million tax charge recorded against the minimum pension liability adjustment which is reflected in other comprehensive income.

     For fiscal 2005, the effective tax rate differs from the U.S. statutory rate primarily due to recording a reversal of $120 million for tax and interest contingencies for U.S. audit settlements related to tax years that we operated as a division of AT&T or Lucent, recording a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax, recording a provision for taxes related to profitable non-U.S. jurisdictions and non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangible assets, and the recording of a valuation allowance against U.S. net deferred tax assets and Singapore carryforward losses.

     Fiscal year ended September 30, 2005 compared to fiscal year ended September 30, 2004

     The following table shows our revenue and the change in revenue both in dollars and in percentage terms, by segment:

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Revenue by Segment:
Consumer:
Storage	$620	$635	$(15)	(2)%
Mobility	430	548	(118)	(22)
Consumer	1,050	1,183	(133)	(11)
Networking	626	729	(103)	(14)
Total Revenue	$1,676	$1,912	$(236)	(12)%

     Our product revenue was $1,525 million in fiscal 2005, a decrease of $241 million from fiscal 2004, and revenue from the licensing of intellectual property of $151 million was an increase of $5 million from fiscal 2004.

     In the Consumer segment, product revenue was $968 million in fiscal 2005, a $136 million decrease from fiscal 2004. Revenue from the licensing of intellectual property was $82 million in fiscal 2005, a $3 million increase from fiscal 2004. The components of Consumer segment revenue are discussed below.

     Storage Revenue

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Storage Revenue	$620	$635	$(15)	(2)%

     Storage product revenue was $576 million in fiscal 2005, an $11 million decrease from fiscal 2004. The product revenue decline was driven by pricing pressure across all applications, and volume decreases in disk controllers, motor controllers and read channels, as they reached the mature stage of the product life cycle. These decreases were partially offset by volume increases in pre-amplifiers and system-on-a-chip solutions, and improved product mix as we sold more higher-priced integrated circuit solutions as a percentage of revenue compared to the prior fiscal year. Revenue from the licensing of intellectual property was $44 million in fiscal 2005, a $4 million decrease from fiscal 2004.

     Mobility Revenue

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Mobility Revenue	$430	$548	$(118)	(22)%

     Mobility product revenue was $392 million in fiscal 2005, a $125 million decrease from fiscal 2004. The product revenue decrease was mainly the result of an $87 million decrease in 3G sales, primarily 3G custom chipsets, and a $35 million decrease in Wi-Fi sales following our decision to exit that business. We also experienced pricing declines in some applications. These decreases were partially offset by increased demand for satellite radio chipsets. Revenue from the licensing of intellectual property was $38 million in fiscal 2005, a $7 million increase from fiscal 2004.

     Networking Revenue

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Networking Revenue	$626	$729	$(103)	(14)%

     The Networking segment product revenue was $557 million in fiscal 2005, a $105 million decrease from fiscal 2004. The decrease in product revenue was attributable to price declines across most applications and weakening demand for mature custom networking solutions. In addition, we experienced a shift in overall mix as we sold more lower-priced custom chips as a percentage of revenue compared to the prior fiscal year and volume decreases in analog modem solutions. Revenue from the licensing of intellectual property was $69 million in fiscal 2005, an increase of $2 million from fiscal 2004.

     Gross margin

	Year Ended September 30,
	2005	2004	Change
Total Gross margin	39.6%	45.3%	(5.7)%
Gross margin by segment:
Consumer segment	41.0%	38.2%	2.8%
Networking segment	59.4%	57.6%	1.8%

     The decrease in gross margin percentage is primarily driven by a $132 million increase in restructuring related costs, primarily related to the closing of our Orlando facility. The increase in restructuring related costs resulted in an 8.0 percentage point decrease to gross margin in fiscal 2005 compared to fiscal 2004. In addition, we experienced price declines throughout most of the business. The resulting decreases in gross margin were partially offset by lower cost of purchased material from SMP, lower internal manufacturing costs, and increased revenue from the licensing of intellectual property, which has a higher gross margin than product revenue.

     The segment gross margin for the Consumer segment was 41.0% in fiscal 2005, an increase of 2.8 percentage points from 38.2% in fiscal 2004. The segment gross margin for Networking was 59.4% in fiscal 2005, an increase of 1.8 percentage points from 57.6% in fiscal 2004. The primary reasons for the increase in gross margin for both the Consumer and Networking segments was lower cost of purchased material at SMP, lower internal manufacturing costs primarily resulting from our restructuring actions announced in September 2004 and a higher percentage of revenue from the licensing of intellectual property. These improvements were somewhat offset by price declines throughout both segments.

     Selling, general and administrative

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Selling, general and administrative	$234	$272	$(38)	(14)%

     The decrease in selling, general and administrative expenses is due to lower salary, benefit and other expenses throughout all corporate and business support areas due to the cost saving initiatives implemented through our restructuring programs and lower defensive litigation expenses. These decreases were partially offset by costs incurred in fiscal 2005 of $4 million for the reverse stock split, a $3 million charge recognized in connection with a default on a lease we guaranteed, and increased bad debt expenses.

     Research and development

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Research and development	$462	$496	$(34)	(7)%

     The reduction in research and development expenses was driven by cost saving initiatives implemented through our restructuring programs, including $13 million of lower design expenses resulting from the decision to exit the Wi-Fi business, $9 million of lower design expenses for networking applications, and lower information technology, test center, and design platform expenses. These decreases were partially offset by increases in design and mask expenses for storage applications.

     Purchased in-process research and development

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Purchased in-process research and
development	$55	$13	$42	323%

     In-process research and development was $55 million in fiscal 2005 due to the acquisition of Modem-Art and $13 million in fiscal 2004 due to the acquisition of TeraBlaze.

     Other income — net

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Other income — net	$7	$8	$(1)	(13)%

     The decrease to other income – net is primarily due to a $5 million increase in our loss from our equity investment in SMP, and the absence in fiscal 2005 of a $4 million gain on the sale of an investment recognized in fiscal 2004. These decreases were almost entirely offset by an $8 million increase in interest income.

     Interest expense

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Interest expense	$29	$43	$(14)	(33)%

     The reduction to interest expense in fiscal 2005 is primarily due to the repayment of our accounts receivable securitization facility in October 2004, and to a lesser extent, due to lower interest expense on capital lease obligations.

     Benefit for income taxes

	Year Ended September 30,		Change
	2005	2004	$	%
	(dollars in millions)
Benefit for income taxes	$122	$60	$62	103%
Effective tax rate	94.1%	40.2%	N/A	53.9%

     For fiscal 2005, the effective tax rate differs from the U.S. statutory rate primarily due to recording a reversal of $120 million for tax and interest contingencies for U.S. audit settlements related to tax years that we operated as a division of AT&T or Lucent, recording a reversal of $22 million for tax and interest contingencies related to non-U.S. income tax, recording a provision for taxes related to profitable non-U.S. jurisdictions and non-U.S. withholding taxes, recording of deferred taxes on indefinite-lived goodwill intangible assets, and the recording of a valuation allowance against U.S. net deferred tax assets and Singapore loss carryforwards.

      For fiscal 2004, the effective tax rate differs from the U.S. statutory rate due to the recording of an $86 million reversal of tax and interest contingencies resulting from settlements of certain prior year tax audits, the recording of taxes related to non-U.S. jurisdictions, the impact of non-tax deductible in-process research and development expenditures related to the acquisition of TeraBlaze, and the recording of a full valuation allowance against U.S. net deferred tax assets. The $86 million reversal of tax and interest contingencies recorded in fiscal 2004 relate to our tax sharing agreement with Lucent and covers the settlement of periods we operated as a division of either AT&T or Lucent.

Liquidity and Capital Resources

     On September 30, 2006, our cash and cash equivalents were $406 million, a decrease of $292 million from September 30, 2005. During the year we repurchased 17,681,198 shares of our common stock for a total of $255 million. At the end of the year, our $362 million of debt consisted entirely of our long-term convertible subordinated notes due in December 2009.

     Net cash used by operating activities was $5 million in fiscal 2006 compared with net cash provided by operating activities of $137 million in fiscal 2005. The $142 million decrease of cash provided by operating activities resulted primarily from a $72 million increase in net cash outflows associated with accounts payable and receivables, $41 million of dividends received from SMP in the prior year, $26 million increase in restructuring related payments and $21 million increase in tax payments this year. These decreases were partially offset by $8 million of lower voluntary pension contributions and $8 million of lower bonus payments.

     Net cash provided by operating activities was $137 million in fiscal 2005 compared with $166 million in fiscal 2004. The $29 million decrease in cash provided by operating activities resulted primarily from lower cash collections from sales in fiscal 2005 as sales declined by $236 million, an increase of $75 million in voluntary pension plan contributions and $20 million of lower dividends from SMP. Partially offsetting these decreases were lower cash outflows resulting from initiatives taken to reduce our cost structure and $26 million of lower payments for our restructuring actions. In addition, in the prior year we paid $55 million related to tax settlements for certain years in which we operated as a division of AT&T or Lucent.

     Net cash used by investing activities was $42 million in fiscal 2006 compared to $45 million in fiscal 2005, and $88 million in fiscal 2004. The $3 million decrease in cash used by investing activities in fiscal 2006 compared to fiscal 2005 is due to $45 million of lower capital expenditures this year, $39 million of capital returned from SMP this year, and a net outflow in the prior year of $26 million for the acquisition of Modem-Art. These decreases were offset by $89 million of lower proceeds from the sale of property, plant and equipment, primarily related to the sale of equipment at our Orlando facility, $8 million decrease in cash returned to us that was previously held in trust and $7 million for the acquisition of an intangible asset. The $43 million improvement in cash used in investing activities from fiscal 2004 to fiscal 2005 reflects a $93 million increase in proceeds from the sale of property, plant and equipment primarily related to the sale of equipment at our Orlando facility. Also, we had an increase of $11 million in cash returned to us that was previously held in trust and $3 million in proceeds from the sale of our RF power business in fiscal 2005. These increases were partially offset by $34 million of higher capital expenditures, a $26 million net outflow in connection with the acquisition of Modem-Art in fiscal 2005 and a decrease of $4 million in proceeds from the sale of investments.

     Net cash used by financing activities was $245 million in fiscal 2006 compared to $173 million in fiscal 2005 and $44 million in fiscal 2004. The cash used by financing activities mainly reflects $255 million for the repurchase of our common stock in fiscal 2006, while fiscal 2005 includes $189 million in debt repayments. The fiscal 2004 use of cash primarily reflects the repayment of $53 million in long-term debt, the majority of which is related to capital leases, and the net repayment of $32 million under our accounts receivable securitization facility, partially offset by proceeds of $41 million from the issuance of common stock.

     We have outstanding $362 million of 6.5% Convertible Subordinated Notes due December 15, 2009. Interest on the notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year. Investors can convert the notes into shares of common stock at a conversion price of $33.075 per share, subject to adjustment for certain events, at any time prior to maturity, unless previously redeemed or repurchased by us. We may redeem the notes in whole or in part at any time on or after June 20, 2007. In addition, upon a fundamental change in our company, we may be required to repurchase the notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

     We have pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. The funding requirements related to our pension plans are dependent on many factors, including actuarial assumptions and the actual performance of our plan assets. We do not currently plan to make any contributions to our pension plans in fiscal 2007.

     At September 30, 2006, we do not have any assets that have been segregated to pay for postretirement medical benefits. Previously, we had a Voluntary Employee Benefit Association, or VEBA, trust but the net assets in the trust were depleted during fiscal 2005. In fiscal 2006, benefits payments for postretirement medical plans, net of employee contributions, were approximately $21 million, paid from cash on hand. Due to actions we have taken in fiscal 2006 and 2005 to reduce benefits provided under these plans, we expect our benefit payments to decrease significantly over the next four years. For postretirement life benefits, we have a VEBA trust with approximately $59 million of net assets at September 30, 2006. Benefits related to this plan will be paid out of the trust and the benefit payment amount is expected to slightly increase over the next ten years. We are exploring the possibility of transferring net assets from the retiree life plan’s VEBA trust to the retiree medical plan’s VEBA trust, but such a transaction would require the prior approval of the Internal Revenue Service and therefore, we can not be certain when or if this transaction will take place. For additional details on our postretirement benefit plans, including the timing and expected amounts of future benefit payments, see Note 10 to our financial statements in Item 8.

     Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

     Contractual Obligations

     The following table summarizes the payments due for specific contractual obligations as of September 30, 2006.

	Fiscal Years
			2008 and	2010 and	2012 and
	Total	2007	2009	2011	Later
	(dollars in millions)
Contractual obligations:
Convertible subordinated notes	$362	$—	$362	$—	$—
Operating leases	78	21	33	16	8
Purchase obligations (1)	164	81	61	22	—
Total	$604	$102	$456	$38	$8
__________

(1)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to $132 million for software licenses and maintenance and $23 million for manufacturing related agreements. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

     Our material contractual obligations also include a commitment with SMP, a joint venture with Chartered Semiconductor. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. We own a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. We have an agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity and Chartered Semiconductor has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If we fail to purchase our commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement also provides that Chartered Semiconductor will have a right of first refusal to purchase integrated circuits produced in excess of our requirements. The agreement may be terminated upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

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

Recent Pronouncements

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal year 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. We are evaluating the timing of our adoption of FIN 48 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for us as of the beginning of fiscal year 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. We are evaluating the timing of our adoption of SFAS 157 and the potential effects of implementing this Statement on our financial condition and results of operations.

     In September 2006, the FASB issued statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS 158, which amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition of the funded status under SFAS 158 is effective for us, as of the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position will have no effect on us, as that is our current practice. If SFAS 158 had been effective as of September 30, 2006 our pension and postretirement liability reflected in our balance sheet would have decreased by $130 million and accumulated other comprehensive income would have increased by $130 million, excluding any tax impacts.

     In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. We are in the process of evaluating the potential effects of implementing SAB 108, but do not believe that it will have a significant effect on our financial condition or results of operations.

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

     We may use foreign currency forward contracts to manage the volatility of non-functional currency cash flows resulting from changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and services. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2006, we did not have any foreign exchange contracts outstanding.

     The majority of our sales are in U.S. dollars, however any decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     As of September 30, 2006, we had $362 million of fixed rate long-term convertible notes outstanding. Interest rate changes and changes in the value of our common stock would likely result in changes in the market value of these notes. The fair value of these notes was $363 million at September 30, 2006. We performed a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 150 basis point shift in interest rates, while keeping the price of our common stock constant. At September 30, 2006, assuming a 150 basis point increase in interest rates, the fair value of the notes would decrease by $15 million. Conversely, a 150 basis point decrease in interest rates at September 30, 2006, would increase the fair value of the notes by $16 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At September 30, 2006, assuming a 10% increase in the price of our common stock, the fair value of the notes would increase by $2 million. Conversely, a 10% decrease in the price of our common stock would result in the fair value of the notes decreasing by $1 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Agere Systems Inc.:

     We have completed integrated audits of Agere Systems Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agere Systems Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
November 29, 2006

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Revenue	$1,570	$1,676	$1,912
Costs	808	1,012	1,046
Gross profit	762	664	866
Operating expenses:
Selling, general and administrative	225	234	272
Research and development	445	462	496
Amortization of acquired intangible assets	5	6	7
Purchased in-process research and development	—	55	13
Restructuring and other charges – net	87	24	197
Gain on sale of operating assets – net	(6)	(9)	(4)
Total operating expenses	756	772	981
Operating income (loss)	6	(108)	(115)
Other income – net	24	7	8
Interest expense	25	29	43
Income (loss) from continuing operations before benefit for
income taxes	5	(130)	(150)
Benefit for income taxes	(12)	(122)	(60)
Income (loss) from continuing operations	17	(8)	(90)
Income from discontinued operations (net of income tax expense of $0
for the year ended September 30, 2006)	4	—	—
Income (loss) before cumulative effect of accounting change	21	(8)	(90)
Cumulative effect of accounting change (net of benefit for income
taxes of $0 for the year ended September 30, 2006)	(1)	—	—
Net income (loss)	$20	$(8)	$(90)
Basic and diluted income (loss) per share information:
Income (loss) from continuing operations	$0.10	$(0.04)	$(0.52)
Income from discontinued operations	0.02	—	—
Income (loss) before cumulative effect of accounting change	0.12	(0.04)	(0.52)
Cumulative effect of accounting change	—	—	—
Net income (loss)	$0.12	$(0.04)	$(0.52)
Weighted average shares outstanding — basic (in thousands)	174,525	177,775	171,248
Weighted average shares outstanding — diluted (in thousands)	175,432	177,775	171,248

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,
	2006	2005
Assets
Cash and cash equivalents	$406	$698
Trade receivables, less allowance of $2 at September 30, 2006 and $3 at September
30, 2005	243	251
Inventories	116	130
Other current assets	33	38
Total current assets	798	1,117
Property, plant and equipment – net	402	420
Goodwill	196	196
Acquired intangible assets – net of accumulated amortization	10	9
Other assets	91	139
Total assets	$1,497	$1,881
Liabilities
Accounts payable	$152	$200
Payroll and related benefits	87	87
Income taxes payable	68	84
Restructuring reserve	18	28
Deferred income	20	35
Other current liabilities	30	54
Total current liabilities	375	488
Pension and postretirement benefits	378	522
Long-term debt	362	372
Other liabilities	80	72
Total liabilities	1,195	1,454
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no
shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and
166,362,294 shares issued and outstanding as of September 30, 2006 and
181,627,917 shares issued and outstanding as of September 30, 2005	2	2
Additional paid-in capital	7,629	7,561
Accumulated deficit	(6,769)	(6,789)
Accumulated other comprehensive loss	(305)	(347)
Treasury stock, at cost, 17,692,137, common shares at September 30, 2006 and 10,939
common shares at September 30, 2005	(255)	—
Total stockholders’ equity	302	427
Total liabilities and stockholders’ equity	$1,497	$1,881

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND TOTAL COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Year Ended September 30,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(000’s)		(000’s)		(000’s)
Common Stock
Beginning balance	181,639	$2	172,435	$2	169,320	$2
Issuance of common stock – Modem-Art Ltd. acquisition	—	—	7,033	—	—	—
Issuance of common stock – TeraBlaze, Inc. acquisition	—	—	—	—	692	—
Issuance of common stock – employee benefit plans	2,415	—	2,171	—	2,423	—
Ending balance	184,054	2	181,639	2	172,435	2

Additional Paid-in Capital
Beginning balance		7,561		7,424		7,352
Issuance of common stock – Modem-Art Ltd. acquisition		—		113		—
Issuance of common stock – TeraBlaze, Inc. acquisition		—		—		21
Issuance of common stock – employee benefit plans		28		24		51
Stock-based compensation expense		40		—		—
Ending balance		7,629		7,561		7,424

Accumulated Deficit
Beginning balance		(6,789)		(6,781)		(6,691)
Net income (loss)		20		(8)		(90)
Ending balance		(6,769)		(6,789)		(6,781)

Accumulated Other Comprehensive Income (Loss)
Beginning balance		(347)		(224)		(152)
Minimum pension liability adjustment (net of income tax
expense of $24 for the year ended September 30, 2006)		42		(125)		(81)
Foreign currency translation		—		2		—
Reclassification adjustment for realized foreign currency
translation losses		—		—		3
Unrealized gain on cash flow hedges		—		—		5
Reclassification adjustment for cash flow hedges		—		—		1
Ending balance		(305)		(347)		(224)

Treasury Stock
Beginning balance	(11)	—	(11)	—	(11)	—
Treasury shares purchased	(17,681)	(255)	—	—	—	—
Ending balance	(17,692)	(255)	(11)	—	(11)	—
Total stockholders’ equity	166,362	$302	181,628	$427	172,424	$421

Total Comprehensive Income (Loss)
Net income (loss)		$20		$(8)		$(90)
Other comprehensive income (loss)		42		(123)		(72)
Total comprehensive income (loss)		$62		$(131)		$(162)

See Notes to Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended September 30,
	2006	2005	2004
Operating Activities
Net income (loss)	$20	$(8)	$(90)
Less: Income from discontinued operations	4	—	—
Cumulative effect of accounting change	(1)	—	—
Income (loss) from continuing operations	17	(8)	(90)
Adjustments to reconcile income (loss) from continuing operations to net cash
(used) provided by operating activities net of effects for acquisitions of businesses:
Depreciation and amortization	113	297	215
Purchased in-process research and development	—	55	13
Restructuring expense – net of cash payments	(1)	(32)	115
Pension plan contributions	(70)	(78)	(3)
Stock-based compensation plans	40	—	—
Provision for inventory write-downs	11	13	7
Benefit for deferred income taxes	(20)	(13)	(40)
Equity loss from investments	—	10	5
Dividends received from equity investments	—	41	61
Decrease in receivables	9	34	24
Decrease (increase) in inventories	3	7	(35)
Decrease in accounts payable	(47)	—	(50)
(Decrease) increase in payroll and benefit liabilities	(8)	(9)	1
Decrease in income taxes payable	(17)	(114)	(88)
(Decrease) increase in deferred income	(16)	(43)	47
Changes in other operating assets and liabilities	(27)	(16)	(14)
Other adjustments for non-cash items – net	8	(7)	(2)
Net cash (used) provided by operating activities	(5)	137	166

Investing Activities
Capital expenditures	(86)	(131)	(97)
Acquisition of intangible assets	(7)	—	—
Return of capital from investments	39	—	—
Proceeds from the sale or disposal of property, plant and equipment	7	96	3
Net proceeds from disposition of businesses	—	3	—
Acquisitions of businesses – net of cash acquired	—	(26)	—
Decrease in cash designated as held in trust	5	13	2
Sales of investments	—	—	4
Net cash used by investing activities	(42)	(45)	(88)

Financing Activities
Purchase of treasury stock	(255)	—	—
Principal repayments on long-term debt	(10)	(67)	(53)
Proceeds from issuance of stock – net of expense	20	16	41
Principal repayment on short-term debt	—	(122)	(32)
Net cash used by financing activities	(245)	(173)	(44)

Effect of exchange rate changes on cash	—	1	—
Net (decrease) increase in cash and cash equivalents	(292)	(80)	34
Cash and cash equivalents at beginning of year	698	778	744
Cash and cash equivalents at end of year	$406	$698	$778

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions except per share amounts)

1.    Background and Basis of Presentation

     Agere Systems Inc. (the “Company” or “Agere”) is a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of the Company’s solutions include related software and reference designs. Agere’s customers include manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. The Company also generates revenue from the licensing of intellectual property.

     Effective January 1, 2006, the Company was reorganized into operating segments that focus on three key markets: Storage, Mobility and Networking. The Company has two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics products. Mobility provides integrated circuit solutions for end-user applications such as mobile phones and satellite radio receivers. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based communications applications.

     In accordance with the aggregation criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company operates in two reportable segments, Consumer and Networking. See Note 17 “Segment Information.”

     On May 27, 2005, Agere reclassified its Class A common stock and Class B common stock into a new, single class of common stock, with a par value of $0.01 per share, and effected a 1-for-10 reverse stock split. The weighted average number of common shares outstanding and per share information on a historical basis was adjusted to give retroactive effect to the reverse stock split.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Although the Company’s Silicon Manufacturing Partners Pte Ltd. (“SMP”) joint venture is majority-owned, it is accounted for under the equity method of accounting due to the partner’s significant participatory rights. See Note 11 “Investment in Silicon Manufacturing Partners.” Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material intercompany transactions and balances have been eliminated.

Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, determining the fair value of stock-based awards, the realization of deferred tax assets, the allocation of purchase price in acquisitions, tax contingencies and valuation allowances, pension and other employee benefits, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realizable value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Revenue Recognition

     Revenue is derived from sales of products and licensing of intellectual property. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer’s location when the risks and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer. Sales revenue is not reduced to reflect estimated returns because the Company’s sales arrangements do not grant end-customers a right of return. Products are pre-certified prior to shipment and are not subject to post shipment customer acceptance. There are no post shipment obligations such as installation or training. Accordingly, unless those obligations are specifically contained in a contract, deferral of revenue is not required for either customer acceptance or post shipment obligation.

     Revenue from the licensing of intellectual property is recognized when payments become due within 12 months and collection of the resulting receivable is reasonably assured, unless the Company has obligations, such as a commitment to grant a right to use patents or technologies developed in the future. In any such case, licensing revenue is recognized over a period not longer than the license term. The revenue associated with these arrangements may include amounts due from the licensee related to past infringements on the Company’s patents or technologies and the licensee’s continued use of these patents and technologies. These arrangements are not subject to any form of future acceptance by the licensee.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

Stock-based Compensation

     The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 4 “Stock Compensation Plans.” Effective October 1, 2005, the Company accounts for these plans under SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).

Income Taxes

     The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not.

Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted income (loss) per share is calculated by adjusting net income and outstanding shares for all dilutive potential common shares outstanding.

Other Comprehensive Income (Loss)

     Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets, and the other comprehensive income (loss) shown on the consolidated statements of changes in stockholders’ equity and total comprehensive loss, consists of minimum pension liability adjustments, foreign currency translation adjustments and unrealized gains and losses on cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

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

Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the various asset classes. Equipment leases qualifying as capital leases are also included in property, plant and equipment.

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

Impairment of Property, Plant and Equipment

     Property, plant and equipment is reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, facility closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows, if separate cash flows are available. If this comparison indicates that there is an impairment, assets classified as held and used are written-down to fair value and assets classified as held for sale are written-down to fair value less cost to sell. In some cases, it may not be practical to measure the cash flows associated with a particular asset or a group of assets due to the integrated nature of the Company’s production process. When an asset’s economic life is shorter than previously expected or when the Company plans to abandon an asset as a result of a restructuring plan or otherwise and are unable to measure the associated cash flows, the recovery period is shortened for that asset to it’s remaining useful life, which would result in increased depreciation.

Internal Use Software

     Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis. Estimated useful lives range from three to seven years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Goodwill and Acquired Intangible Assets

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment, based on fair value at the reporting unit level in the fourth quarter of each fiscal year, or more frequently if events and circumstances indicate that goodwill may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives. Fully amortized intangible asset balances are removed from the gross asset and accumulated amortization amounts in the quarter following the period in which the intangible assets become fully amortized. The Company does not have any indefinite lived intangible assets other than goodwill.

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

3.    Recent Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for Agere as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for Agere as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The Company is evaluating the timing of its adoption of SFAS 157 and the potential effects of implementing this Statement on its financial condition and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132(R) “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition of the funded status under SFAS 158 is effective for Agere, as of the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position will have no effect on Agere as that is the current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

practice. If SFAS 158 was effective as of September 30, 2006, the pension and postretirement liability reflected in the balance sheet would have decreased by $130 and accumulated other comprehensive income would have increased by $130, excluding any tax impacts.

     In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. The Company is in the process of evaluating the potential effects of implementing SAB 108, but does not believe that it will have a significant effect on its financial condition or results of operations.

4.    Stock Compensation Plans

     Agere has stock-based compensation plans under which employees and non-employee directors receive stock options and other stock-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. Shares issued under these plans may consist of authorized and unissued shares, treasury shares or shares purchased in the open market. The number of shares authorized and available for awards under Agere plans as of September 30, 2006, was 15,913,201. This number includes 6,000,000 shares approved by Agere stockholders during the second quarter of fiscal 2006. As of September 30, 2006, awards relating to 26,911,443 shares were outstanding, including awards relating to 1,910,017 shares that were granted by Lucent Technologies Inc. (“Lucent”), or companies acquired by Lucent prior to Agere’s spin-off by Lucent, and converted later into Agere awards. During fiscal 2006, 2005 and 2004, employees and non-employee directors of the Company were granted stock options and other equity-based awards. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year contractual terms, and vest no later than four years from the date of grant. Agere has also granted restricted stock units at no cost to the employee, that vest based on completion of a required service period or a combination of required service and satisfaction of a performance test that requires Agere’s total stockholder return to exceed that of a market capitalization weighted peer group index of nine companies over a four-year period. The time-based restricted stock unit awards vest over a two-year or four-year period and the performance-based awards vest after four years from the grant date if the performance test has been met at that time. If that test is not met, the restricted stock units will expire and any compensation cost recognized previously will not be reversed.

     Agere’s Employee Stock Purchase Plan (“ESPP”) has purchase periods that run for six months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price in any purchase period is equal to 85% of the lower of either the market price on the first trading day of the purchase period, or the last trading day of the purchase period. There are 8,500,000 shares authorized under the ESPP and at September 30, 2006, 4,855,663 shares remained available for issuance. In fiscal 2006, 2005 and 2004, the shares issued under the plan were 908,889, 1,040,277 and 809,255, respectively. Cash received from employees during fiscal 2006, 2005 and 2004 was $8, $10 and $13, respectively.

     On September 30, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding, unvested stock options with an exercise price over $35.00 per share held by current employees, excluding shares covered by options held by members of the Company’s executive committee. The unvested portions of the options that were accelerated covered a total of 2,262,016 shares of common stock and had a weighted average exercise price of $35.55 per share. The decision to accelerate the vesting of these significantly out-of-the-money stock options was made to avoid recognizing future compensation expense associated with these stock options as the Company was required to adopt SFAS 123R beginning in the first quarter of fiscal 2006. This accelerated vesting will result in lower non-cash charges of approximately $42, net of estimated forfeitures, which otherwise would have been recorded in fiscal 2006 through February 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     Effective October 1, 2005, the Company adopted the provisions of SFAS 123R, which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and purchases under the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net income before income taxes and net income for fiscal 2006 was $40 less than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net income per share for fiscal 2006 of $0.12 is $0.23 less than if the Company had not adopted SFAS 123R.

     The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for fiscal 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005. This compensation expense was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During fiscal 2006, the Company recognized compensation expense of $26 for stock options, $10 for restricted stock units and $4 for the ESPP. All of this expense was recognized in the statement of operations. There were no significant capitalized stock-based compensation costs at September 30, 2006.

     Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations (other than minimal amounts for restricted stock units) because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans:

	Year Ended
	September 30,
	2005	2004
Net loss:
As reported	$(8)	$(90)
Deduct: Stock-based compensation expense determined under
SFAS 123 fair value based method (1) (2)	152	137
Pro forma	$(160)	$(227)
Basic and diluted loss per share:
As reported	$(0.04)	$(0.52)
Pro forma	$(0.90)	$(1.33)
__________

(1)	The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

(2)	Of the $152 of stock-based compensation expense determined under the fair value based method in fiscal 2005, $47 represents the expense resulting from the acceleration of certain unvested and “out-of-the-money” stock options in the fourth quarter of fiscal 2005. The $152 also includes $55 from stock options granted in fiscal 2001 that became fully vested in fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock unit awards, and the ESPP included in the statement of operations for fiscal 2006:

Costs	$6
Selling, general and administrative	18
Research and development	14
Restructuring and other charges – net (1)	2
Stock-based compensation expense before income taxes	40
Benefit for income taxes (2)	—
Net compensation expense	$40
__________

(1)	Represents the total amount of stock-based compensation expense for employees on leave of absence for the period of time during which their awards continue to vest but the employees’ requisite service period has been completed.

(2)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

     The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	Year Ended September 30,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	51.2%-58.0%	59.0%-85.0%	90.0%-95.0%
Weighted-average volatility	57.5%	84.9%	94.9%
Risk-free interest rate	4.18%-5.06%	2.82%-4.11%	1.87%-3.10%
Expected term (in years)	4.0	2.7	2.8

	ESPP
	Year Ended September 30,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	58.0%-67.0%	67.0%-95.0%	95.0%
Weighted-average volatility	59.4%	83.3%	95.0%
Risk-free interest rate	2.76%-4.73%	1.32%-2.76%	1.00%-1.32%
Expected term (in years)	0.5	0.5-2.0	0.5-1.5

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

     Expected Term. In anticipation of adopting SFAS 123R in October 2005, during the third quarter of fiscal 2005, the Company engaged third-party analysis to assist in developing the expected term assumption of its stock options. As a result, the expected term is based on several factors including historical observations of employee exercise patterns, peer company employee exercise behavior, and expectations of employee exercise behavior in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

the future giving consideration to the contractual terms of the stock-based awards. Prior to the third quarter of fiscal 2005, the Company used weighted average of vesting periods as expected term. The expected term of ESPP options is determined by the length of the purchase period.

     Pre-Vesting Forfeitures. Estimates of pre-vesting forfeitures of stock-based awards are determined from Company experience and industry trends. The Company will adjust its estimates of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

Stock Options

     The following table summarizes the Company’s stock option activity during fiscal 2006:

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contractual Term	Value
Outstanding at September 30, 2005	25,461	$56.93
Granted	4,610	$13.01
Exercised	(772)	$11.90
Forfeited or Expired	(5,578)	$65.19

Outstanding at September 30, 2006	23,721	$48.15	3.75	$ 17

Vested or expected to vest at September 30, 2006	23,013	$48.15	3.75	$ 16

Exercisable at September 30, 2006	17,072	$61.55	2.96	$16

     The weighted-average per share grant-date fair value of options granted during fiscal 2006, 2005 and 2004 was $6.31, $7.73 and $20.35, respectively. The total fair value of stock options vested during fiscal 2006, 2005 and 2004 was $63, $151 and $107, respectively. As of September 30, 2006, there was a total of $44 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

     The aggregate intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $2, $0 and $9, respectively. Cash received from option exercises was $9, $1 and $6 for fiscal 2006, 2005 and 2004, respectively.

Restricted Stock Units

     The value of time-based restricted stock units is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity during fiscal 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date
(Time-based)	(000’s)	Fair Value
Nonvested at September 30, 2005	13	$11.62
Granted	2,925	$13.35
Vested	(13)	$12.75
Forfeited	(185)	$13.08

Nonvested at September 30, 2006	2,740	$13.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     As of September 30, 2006, there was a total of $26 of unrecognized compensation cost related to time-based nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

     The fair value of performance-based restricted stock units is determined by a Monte Carlo simulation technique. The following table summarizes the Company’s performance-based, nonvested share activity during fiscal 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date
(Performance-based)	(000’s)	Fair Value
Nonvested at September 30, 2005	—
Granted	475	$8.06
Vested	—
Forfeited	(25)	$8.61
Nonvested at September 30, 2006	450	$8.02

     As of September 30, 2006, there was a total of $2 of unrecognized compensation cost related to the performance-based nonvested restricted stock unit awards. That cost is expected to be recognized over a period of 3.0 years.

5.    Restructuring and Other Charges — Net

     The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, rationalization and consolidation of manufacturing capacity, and the exit of certain businesses, including the optoelectronic components business. In addition to restructuring programs, the Company is engaged in activities to resize its business, which began in fiscal 2005 and continued through fiscal 2006.

     The following table shows the amounts recorded within restructuring and other charges – net during fiscal 2006, 2005 and 2004:

	Year Ended September 30,
	2006	2005	2004
Business resizing expenses – net	$57	$25	$1—
Orlando decommissioning expenses	24	3	—
Restructuring and related expenses	6	15	160
Asset retirement charges	—	—	37
Reclassification of classes of common stock expenses	2—	$21	$1—
Restructuring and related charges – net	$87	$24	$197

Business Resizing Activities

     The business resizing actions taken in fiscal 2005 and 2006 were to further improve profitability and consolidate the Company’s operations. As part of these actions, the Company reduced its workforce by approximately 650 employees. In fiscal 2006, business resizing charges include $48 for termination benefits related to workforce reductions and $9 in non-cash charges. The non-cash charges include $4 for increased depreciation as a result of shortening the estimated useful life of a building, $2 for stock-based compensation expenses, and a $3 net non-cash charge, $6 of which relates to special termination benefits to be paid from the pension plan, and a $3 non-cash net credit for curtailment and settlement effects resulting from the terminations. During fiscal 2005, business resizing charges included $3 for termination benefits related to workforce reductions, and a $2 net non-cash charge for special pension benefits to be paid from the pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Restructuring Actions

     2001 Manufacturing Rationalization and Resizing

     Beginning in fiscal 2001, the Company implemented a restructuring and consolidation program in response to significant declines in revenue. This program was a resizing and consolidation of the business and included actions to improve gross profit, reduce expenses and streamline operations. This program was substantially complete as of December 31, 2004.

     2004 Business Resizing

     On September 23, 2004, the Company announced a restructuring program to resize the business and improve profitability. As part of this program, the Company reduced its workforce by approximately 550 employees across the business, and exited the standalone wireless local area networking chipset business, the radio-frequency power transistor business, and all operations in the Netherlands. This program was substantially complete as of September 30, 2005.

     Closure of the Orlando Manufacturing Facility

     On September 29, 2004, the Company announced that it would cease operations in its wafer manufacturing facility in Orlando, Florida if the Company was unable to find an acceptable buyer for the facility. In September 2005, the Company ceased operations in the Orlando facility. On September 30, 2006, approximately 11 people were employed at the facility, the majority of which are expected to be off-roll by the end of the second quarter of fiscal 2007.

     Year Ended September 30, 2006

     The following table sets forth the Company’s restructuring reserve as of September 30, 2006, and the activity affecting the reserve for fiscal 2006:

		Year Ended
	September 30,	September 30, 2006			September 30,
	2005		Deduct	Deduct	2006
	Restructuring	Add	Non-Cash	Cash	Restructuring
	Reserve	Charges	Charges	Payments	Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$1	$—	$—	$1	$—
Facility lease terminations	17	5	—	5	17
Other charges	1	1	—	2	—
Total	$19	$6	$—	$8	$17

2004 Business Resizing
Workforce reductions	$1	$—	$—	$1	$—

Closure of the Orlando Manufacturing Facility
Workforce reductions	$8	$—	$—	$7	$1
Grand Total	$28	$6	$—	$16	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

2001 Manufacturing Rationalization and Resizing

     Facility Lease Terminations and Other Charges

     In fiscal 2006, the Company recorded charges of $6 which included $5 related to a revised estimate for facility lease termination costs and $1 primarily for the relocation of employees and equipment.

Restructuring Reserve Balance as of September 30, 2006

     The $17 reserve for facility lease terminations will be paid over the respective lease terms through 2010. Substantially all of the $1 workforce reduction reserve is expected to be paid during the first half of fiscal 2007.

     The Company expects to fund the cash payments related to the restructuring reserves with cash on hand.

     Year Ended September 30, 2005

     The following table sets forth the Company’s restructuring reserve as of September 30, 2005, and the activity affecting the reserve for fiscal 2005:

		Year Ended
	September 30,	September 30, 2005			September 30,
	2004		Deduct	Deduct	2005
	Restructuring	Add	Non-Cash	Cash	Restructuring
	Reserve	Charges	Charges	Payments	Reserve
2001 Manufacturing Rationalization and Resizing
Workforce reductions	$5	$—	$—	$4	$1
Facility lease terminations	23	2	—	8	17
Other charges	3	11	—	13	1
Asset impairment	—	4	4	—	—
Total	$31	$17	$4	$25	$19

2004 Business Resizing
Workforce reductions	$21	$2	$2	$20	$1
Other charges	2	(4)	(4)	2	—
Asset impairments	—	1	1	—	—
Total	$23	$(1)	$(1)	$22	$1

Closure of the Orlando Manufacturing Facility
Workforce reductions	$6	$(1)	$(3)	$—	$8
Grand Total	$60	$15	$—	$47	$28

2001 Manufacturing Rationalization and Resizing

     Facility Lease Terminations, Other Charges and Asset Impairments

     The Company recorded charges for facility lease terminations, asset impairments and other charges of $17 in fiscal 2005. The charges included $11 primarily for the relocation of employees and equipment and decommissioning of the Allentown manufacturing facility and $2 related to estimated facility lease termination costs. The Company also recorded non-cash charges of $4 for the impairment of assets related to its operations in Singapore.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

2004 Business Resizing

     Workforce Reductions

     During fiscal 2005, the Company recorded net charges of $2, which consisted of $4 of charges relating to an additional workforce reduction of approximately 50 management employees, net of reversals of $2 as estimates related to separation payments were revised. The net charge of $2 consisted of non-cash charges principally related to special pension benefits to be paid from the Company’s pension fund.

     Asset Impairments and Other Charges

     The Company recorded $1 of non-cash asset impairment charges during fiscal 2005. The Company also reversed a non-cash charge of $4 related to a pension liability that previously existed in the Netherlands as the obligation was favorably settled.

Closure of the Orlando Manufacturing Facility

     Workforce Reductions

     During fiscal 2005, the Company recorded a net reversal of restructuring charges of $1 relating to workforce reductions. The net reversal consisted of an additional cash charge of $2 offset by a reversal of a non-cash charge of $3. The additional cash charge of $2 related to termination benefits for the workforce reduction of approximately 156 management and 372 represented employees. The reversal of a non-cash charge of $3 was the result of the Company’s revised estimate of costs related to special pension benefits that will be paid to employees from the Company’s pension fund.

6.    Income (Loss) Per Share

     The following table shows information about the numerators and denominators used in the calculation of basic and diluted net income (loss) per share.

	Year Ended September 30,
	2006	2005	2004
Numerator:
Net income (loss) – basic and diluted	$20	$(8)	$(90)
	(Shares in thousands)
Denominator:
Weighted average shares outstanding – basic	174,525	177,775	171,248
Stock options, restricted stock units and certain other
equity compensation instruments	907	—	—
Weighted average shares outstanding – diluted	175,432	177,775	171,248
Excluded from weighted average shares outstanding – diluted: (1)
Convertible notes	11,123	11,938	12,396
Stock options, restricted stock units and certain other
equity compensation instruments	—	429	2,501
Total excluded	11,123	12,367	14,897
__________

(1)	Items excluded from the diluted weighted average shares outstanding calculation as their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     Basic and diluted income per common share for fiscal 2006 of $0.12 is $0.01 more than if the Company had not repurchased 17,681,198 common shares during fiscal 2006.

7.    Supplemental Financial Information

Statement of Operations Information

     The Company recorded inventory provisions classified within costs of $11, $13 and $7 in fiscal 2006, 2005 and 2004, respectively. These amounts were calculated in accordance with the Company’s inventory valuation policy.

     The Company has recognized increased depreciation due to changes in accounting estimates as a result of shortening the estimated useful lives of certain assets in connection with the Company’s restructuring activities. The Company recorded increased depreciation of $8 in fiscal 2006, of which $4 was recorded in each of costs, and restructuring and other charges-net. The Company also recorded increased depreciation of $120 and $5 in fiscal 2005 and 2004, respectively, all of which was recorded in costs. This increased depreciation is reflected in net income (loss) and resulted in a $0.05 decrease to net income in fiscal 2006 and a $0.68 and $0.03 increase to net loss in fiscal 2005 and 2004, respectively.

	Year Ended September 30,
	2006	2005	2004
INCLUDED IN COSTS AND OPERATING EXPENSES:
Depreciation and amortization of property, plant and equipment	$96	$276	$186
Amortization of internal use software	11	15	22
Amortization of intangibles, included in costs	1	—	—

OTHER INCOME – NET:
Interest income	$25	$16	$8
Equity earnings (losses) from investments	—	(10)	(5)
Gain on sale of an investment	—	—	4
Loss on foreign currency transactions - net	(2)	(2)	—
Impairment of non-consolidated investments	—	—	(1)
Other income	1	3	2
Other income – net	$24	$$7	$8

Balance Sheet Information

     The Company had $1 and $6 of cash held in trust as of September 30, 2006 and 2005 respectively, recorded in other current assets. Cash held in trust of $1 at September 30, 2006 primarily related to workers compensation insurance.

	Year Ended September 30,
	2006	2005	2004
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of period	$3	$3	$6
Charged (Credited) to Operating Expenses	—	—	(2)
Other (1)	(1)	—	(1)
Balance at end of period	$2	$3	$3
__________

(1)	Amounts written off as uncollectible, payments or recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

	September 30,
	2006	2005
INVENTORIES
Finished goods	$50	$36
Work in process	62	89
Raw materials	4	5
Inventories	$116	$130

PROPERTY, PLANT AND EQUIPMENT—NET
Land and improvements	$40	$36
Buildings and improvements	422	428
Machinery, electronic and other equipment	1,260	1,236
Total property, plant and equipment	1,722	1,700
Less: accumulated depreciation and amortization	(1,320)	(1,280)
Property, plant and equipment—net	$402	$420
INTERNAL USE SOFTWARE—NET (included in other assets)
Internal use software	$36	$55
Less: accumulated amortization	(11)	(20)
Internal use software - net	$25	$35

     In fiscal 2006, Agere’s Board of Directors authorized the repurchase of up to $400 of the Company’s common stock. During fiscal 2006, the Company repurchased 17,681,198 shares of its common stock for $255.

Cash Flow Information

     Cash paid for interest was $24, $28 and $39 for fiscal 2006, 2005 and 2004, respectively. Cash paid for income taxes was $26, $5 and $67 for fiscal 2006, 2005 and 2004, respectively.

     In fiscal 2005, the Company acquired Modem-Art LTD. (“Modem-Art’) by issuing 7,033,170 shares of common stock valued at $113 and paying $31 cash in exchange for all the outstanding shares of Modem-Art. See Note 12 “Acquisitions.”

     In fiscal 2004, the Company acquired TeraBlaze, Inc. (“TeraBlaze”) by issuing 692,119 shares of common stock valued at $21 in exchange for all the outstanding shares of TeraBlaze. See Note 12 “Acquisitions.”

     Capital lease obligations of $6 was recognized in fiscal 2004 for the lease of semiconductor manufacturing equipment and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

8.    Income Taxes

     The following table presents the principal reconciling items from income tax computed at the U.S. federal statutory rate based on results from continuing operations:

	Year Ended September 30,
	2006	2005	2004
Computed tax provision (benefit) at statutory rate	$2	$(46)	$(53)
State and local income taxes, net of federal income tax effect	(2)	(1)	(2)
Pension liability adjustment	(24)	—	—
Effect of non-U.S. earnings	(9)	51	25
Research credits	(2)	(11)	(4)
Tax contingencies	—	(140)	(79)
Valuation allowance	24	24	46
Amortization	(4)	—	—
Stock options	3	—	—
Purchased in-process research and development	—	—	4
Other differences—net	—	1	3
Benefit for income taxes	$(12)	$(122)	$(60)

     The above table has been modified for fiscal years 2005 and 2004 to reflect the dollar impact of reconciling items rather than the previously disclosed rate impact, as this presentation is believed to be more meaningful.

     Since 2001, a full valuation allowance has been recorded against U.S. and certain non-U.S. net deferred tax assets other than deferred tax liabilities related to indefinite-lived goodwill. Fiscal 2006 includes the impact of recording a $24 tax benefit as a result of a $66 reduction to the pension benefit obligations as well as a tax benefit of $3 for a prior period adjustment and $2 for non-U.S. loss carryforwards related to the merger of two controlled non-U.S. subsidiaries. Fiscal 2005 includes the impact of recording a benefit of $120 for the reversal of tax and interest contingencies associated with audit settlements related to the Company’s tax sharing agreement with Lucent as well as a benefit of $22 for non-U.S. related audit issues. Fiscal 2004 includes the impact of recording a benefit of $86 for the reversal of tax and interest contingencies associated with audit settlements related to the Company’s tax sharing agreement with Lucent.

     The following table presents the U.S. and foreign components of income (loss) from continuing operations before income taxes and the benefit for income taxes.

	Year Ended September 30,
	2006	2005	2004
INCOME (LOSS) BEFORE INCOME TAXES
United States	$(87)	$(21)	$(114)
Non-U.S	92	(109)	(36)
Income (loss) before income taxes	$5	$(130)	$(150)

BENEFIT FOR INCOME TAXES
Current
Federal	$—	$(97)	$(34)
State and local	—	(3)	—
Non-U.S	8	(9)	14
Sub-total	8	(109)	(20)
Deferred
Federal	(15)	(14)	(43)
State and local	—	1	—
Non-U.S	(5)	—	3
Sub-total	(20)	(13)	(40)
Benefit for income taxes	$(12)	$(122)	$(60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     As of September 30, 2006, the Company had $1,052 of total tax-effected net operating loss carryforwards of which $937, $72 and 43 related to federal, state and non-U.S. jurisdictions, respectively. The Company also had $45 of research and development credits of which $41 and $4 related to federal and state jurisdictions, respectively. The majority of the net operating losses and credit carryforwards begin to expire at the end of fiscal 2021 through fiscal 2026.

     Deferred tax assets are reflected within other assets and deferred tax liabilities are reflected within other liabilities on the balance sheet. The components of deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005
Deferred Tax Assets
Net operating loss/credit carryforwards	$1,098	$1,054
Valuation allowance	(1,471)	(1,511)
Other benefit obligations	94	96
Pension obligation	71	102
Reserves and allowances	40	41
Property, plant and equipment	54	52
Intangible assets	118	168
Total deferred tax assets	$4	$2
Deferred Tax Liabilities
Intangible assets	$(8)	$(4)
Total deferred tax liabilities	$(8)	$(4)
Net Deferred Tax Assets (Liabilities)	$(4)	$(2)

     The deferred tax liabilities of $8 and $4 as of September 30, 2006 and 2005 are related to indefinite-lived goodwill intangible assets. The deferred tax assets of $4 and $2 as of September 30, 2006 and 2005, respectively, relate to non-U.S. amounts that the Company believes are more likely than not to be realized and for which a valuation allowance has not been recognized.

     The Company has not provided for U.S. deferred income taxes or non-U.S. withholding taxes on $579 and $310 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2006 and 2005, respectively, because these earnings are intended to be reinvested indefinitely.

	Year Ended September 30,
	2006	2005	2004
Deferred Tax Asset Valuation Allowance
Balance at beginning of period	$1,511	$1,364	$1,087
Charged (credited) to Costs and Expenses	(3)	102	46
Charged to other accounts (1)	(37)	45	29
Other (2)	—	—	202
Balance at end of period	$1,471	$1,511	$1,364
__________

(1)	Fiscal 2006, 2005 and 2004 amounts offset increases in deferred tax assets associated with future tax deductions upon payment of pension liabilities.

(2)	Fiscal 2004 amount represents addition to prior-year valuation allowance related to U.S. tax return filings, audit settlements with Lucent and Singapore deferred tax assets as a result of an expired tax holiday. A full valuation allowance was recorded for the Singapore deferred tax assets as realization of these assets is uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

9.    Comprehensive Income (Loss)

     Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the consolidated statements of operations. The components of accumulated other comprehensive income (loss) are shown below.

		Unrealized	Minimum	Total Accumulated
	Foreign	Gains (Losses)	Pension	Other
	Currency	on Cash Flow	Liability	Comprehensive
	Translation	Hedges	Adjustment	Income (Loss)
Ending balance September 30, 2003	$6	$(6)	$(152)	$(152)
Fiscal 2004 change	3	6	(81)	(72)
Ending balance September 30, 2004	9	—	(233)	(224)
Fiscal 2005 change	2	—	(125)	(123)
Ending balance September 30, 2005	11	—	(358)	(347)
Fiscal 2006 change	—	—	42	42
Ending balance September 30, 2006	$11	$—	$(316)	$(305)

     The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. The unrealized gains (losses) on cash flow hedges are related to hedging activities by SMP and there were no income taxes provided as they related to an equity method investee. The 2006 minimum pension liability adjustment of $66 is net of $24 income tax expense. In 2006 Agere had recorded a U.S. loss before income taxes and was required to record an income tax benefit in continuing operations to offset the amount of tax expense included in other comprehensive income (loss). In 2005 and 2004 there were no income taxes provided for the minimum pension liability adjustment due to the recording of a full valuation allowance against U.S. net deferred tax assets.

10.    Benefit Obligations

     The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan which is based on a pay and interest credit. The cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003, and provides for annual amounts credited to the participant’s account based on their age and compensation, and interest on existing balances. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plan. The Company also has pension plans covering certain international employees.

	Year Ended September 30,
	2006		2005		2004
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Net Periodic Benefit Cost
Service cost	$10	$—	$15	$1	$24	$2
Interest cost	73	11	73	17	71	18
Expected return on plan assets	(83)	(4)	(87)	(4)	(88)	(5)
Amortization of prior service cost	(1)	(8)	(1)	(1)	2	10
Recognized net actuarial loss	12	1	1	—	1	—
International pension adjustment	—	—	(4)	—	5	—
Net periodic benefit cost (credit)	11	—	(3)	13	15	25
Special termination benefits	6	—	1	—	45	3
Curtailment charges	4	(8)	—	—	3	42
Settlement charge	1	—	—	—	—	—
Total benefit cost	$22	$(8)	$(2)	$13	$63	$70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     Within net periodic benefit cost, the special termination benefits are separation payments and enhanced benefits for employees and are included in restructuring and other charges – net. The curtailment charges in fiscal 2006 and 2004 reflect accelerated recognition of prior service cost as average years of future service are reduced, primarily due to restructuring and resizing activities. The settlement charge in fiscal 2006 is for previously unrecognized losses related to employees taking a lump-sum distribution from the pension plans upon termination of employment, thereby eliminating the Company’s pension obligations.

     The following table sets forth the combined status of the plans as recognized in the consolidated balance sheets. The Company uses a September 30 measurement date for its plans.

	Year Ended September 30,
	2006		2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Change in benefit obligation
Benefit obligation at October 1	$1,376	$258	$1,262	$287
Service cost	10	—	15	1
Interest cost	73	11	73	17
Employee contributions	—	9	—	6
Amendments	1	(136)	—	(46)
Actuarial (gain)/loss	(62)	(28)	142	27
Benefits paid	(127)	(30)	(113)	(34)
Special termination benefits	6	—	1	—
Curtailments	4	(1)	—	—
International pension adjustment	—	—	(4)	—
Benefit obligation at September 30	$1,281	$83	$1,376	$258
Change in plan assets
Fair value of plan assets at October 1	$1,036	$55	$972	$59
Actual gain on plan assets	79	5	99	4
Employer contributions	70	20	78	20
Employee contributions	—	9	—	6
Benefits paid	(127)	(30)	(113)	(34)
Fair value of plan assets at September 30	$1,058	$59	$1,036	$55
Funded status of the plans	$(223)	$(24)	$(340)	$(203)
Unrecognized net actuarial loss	316	20	387	(50)
Unrecognized prior service cost	(6)	(169)	(9)	51
Net amount recognized	$87	$(173)	$38	$(202)

     The pension benefit obligation as of September 30, 2006 and 2005 includes $16 and $15, respectively for the Company’s international plans. The fair value of plan assets as of September 30, 2006 and 2005 includes $7 and $8, respectively, for the Company’s international pension plan assets.

     The accumulated benefit obligation was $1,263 and $1,356 as of September 30, 2006 and 2005, respectively. Benefits paid reflect all special and normal retiree benefit payments.

     In May and June 2006, several changes were made to the postretirement health plan for U.S. represented and management employees. Effective January 1, 2009, the Company will no longer subsidize medical coverage for retired represented employees under the age of 65, regardless of their retirement date. In addition, effective January 1, 2008 and January 1, 2009 for management and represented retirees, respectively, that are age 65 or older, the Company will contribute one hundred dollars per year for each eligible retiree towards the cost of health coverage sponsored by the Company. Effective January 1, 2009, the Company will no longer offer prescription drug coverage to Medicare-eligible represented retirees. These changes are reflected in the September 30, 2006 benefit obligation. These changes decreased the accumulated postretirement benefit obligation by $137.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     In September 2005, several changes were made to the postretirement health plan for U.S. management employees. Effective January 1, 2006, the Company will no longer offer prescription drug coverage to Medicare-eligible management retirees. In addition, effective January 1, 2008, the Company will no longer subsidize medical coverage for retired management employees under the age of 65, regardless of their retirement date. These changes decreased the accumulated postretirement benefit obligation by $30 at September 30, 2005. In September 2005, the Company also changed the postretirement life benefit plan to limit the payout a participant’s beneficiary could receive to a maximum of fifty thousand dollars. This change is reflected in the September 30, 2005 benefit obligation and decreased the accumulated postretirement benefit obligation by $16.

     During fiscal 2006 and 2005, the Company voluntarily contributed $66 and $77, respectively, in cash to the pension plan for represented employees. In addition, $4 and $1 in cash was paid under the non-qualified pension plan in fiscal 2006 and 2005, respectively.

     Amounts recognized in the consolidated balance sheets consist of:

	Year Ended September 30,
	2006		2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Accrued benefit liability	$(205)	$(173)	$(320)	$(202)
Accumulated other comprehensive loss	292	—	358	—
Net amount recognized	$87	$(173)	$38	$(202)

     The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and postretirement plans for fiscal 2006 and 2005 were as follows:

	Pension	Postretirement	Postretirement
	Benefits	Health Benefits	Life Benefits
Fiscal 2006
Discount rate to determine net periodic benefit
before/after curtailment cost	5.50/6.25%	5.50/6.25%	5.50/6.25%
Discount rate to determine the benefit obligation
as of September 30, 2006	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.13%	N/A	7.75%

Fiscal 2005
Discount rate to determine net periodic benefit
cost	6.00%	6.00%	6.00%
Discount rate to determine the benefit obligation
as of September 30, 2005	5.50%	5.50%	5.50%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.13%	N/A	7.75%

     In fiscal 2006, the Company announced additional business resizing activities which triggered curtailment and settlement accounting. This business resizing resulted in a mid-year remeasurement of the pension and postretirement benefit obligations, which used the prevailing interest rate at that time, and incorporated the announced postretirement plan amendments.

     For fiscal 2006 and 2005, the healthcare cost-trend assumption has no impact on the total service and interest cost components and on the postretirement benefit obligation since costs under the plans are in excess of the plan’s defined maximum contribution which is being enforced by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans assets.

	Allocation as of September 30,
	2006		2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Equity Securities	53%	49%	53%	46%
Debt Securities	47%	51%	47%	54%

     As of September 30, 2005, the net assets in the trust for postretirement health benefits had been depleted and future payments will be made from the Company’s cash on hand.

     The following table reflects the benefit payments, which include expected future service, that the Company expects to pay in the years noted:

	Pension	Postretirement
	Benefits	Benefits
Fiscal 2007	$87	$22
Fiscal 2008	$84	$19
Fiscal 2009	$84	$5
Fiscal 2010	$84	$2
Fiscal 2011	$84	$2
Fiscal 2012 through fiscal 2016	$429	$10

     The Company does not currently plan to make contributions to the pension plans in fiscal 2007.

11.    Investment in Silicon Manufacturing Partners

     During fiscal 1998 the Company formed a joint venture, SMP, with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method as Agere is effectively precluded from taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers that are directed to SMP by that partner, after deducting their respective share of the overhead costs of SMP. Accordingly, SMP’s net income is not shared in the same ratio as equity ownership. In September 2004, the joint venture agreement was amended to allow SMP to pay dividends out of SMP’s profits determined on a year to year basis. The Company received dividends of $41 and $61 from SMP in fiscal 2005 and 2004, respectively. No dividends were received in fiscal 2006.

     The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s facility. All postive and negative variances associated with Agere’s commitment to purchase 51% of SMP’s managed wafer capacity are passed to Agere through the pricing of the wafers. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers. During the first quarter of fiscal 2005, both Agere and Chartered Semiconductor agreed to waive the take or pay agreement for the first quarter, which resulted in a $5 increase to equity loss for Agere. On September 15, 2005, Agere and Chartered Semiconductor agreed to allow SMP to effect a capital reduction and return excess capital to Agere and Chartered Semiconductor in the form of cash distributions. Agere and Chartered Semiconductor also agreed to reduce wafer prices for Agere in the fourth quarter of fiscal 2005. The effect of the wafer price reductions was a $5 increase in the equity loss for Agere. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

combined effect of the take or pay waiver and the reduced wafer costs was a $10 increase to equity losses offset by $10 of reduced costs for fiscal 2005. The Company’s investment in SMP was $45 and $84 at September 30, 2006 and 2005, respectively, and is recorded in other assets. At September 30, 2006 the $45 investment in SMP is the maximum amount of loss that could be realized as a result of Agere’s involvement in SMP. The Company recognized equity losses of $10 and $5 in fiscal 2005 and 2004, respectively recorded in other income — net. There were no equity earnings or losses for fiscal 2006. The Company received a return of capital of $39 in fiscal 2006. The Company did not receive any return of capital for fiscal 2005 or 2004.

     The Company purchased $95, $110, and $142 of inventory from SMP in fiscal 2006, 2005 and 2004, respectively. At September 30, 2006 and September 30, 2005, the amount of inventory on hand that was purchased from SMP was $5 and $12, respectively. At September 30, 2006 and September 30, 2005, amounts payable to SMP were $20 and $22, respectively. At September 30, 2005, the Company had accounts receivable of $1 from SMP recorded in other current assets. There was no accounts receivable from SMP on September 30, 2006.

     The following table shows the condensed balance sheets and statements of operations of SMP:

	September 30,
	2006	2005
Assets
Current assets	$96	$120
Noncurrent assets	27	69
Liabilities
Current liabilities	$28	$21

	Year Ended September 30,
	2006	2005	2004
Revenue	$210	$187	$353
Gross profit (loss)	41	(20)	66
Net income (loss)	$38	$(24)	$48

     SMP had entered into interest rate swaps, which had been designated as cash flow hedges, to manage interest rate risk from its floating interest rate debt and had recorded the unrealized gain or loss from these hedges as a separate component of other comprehensive income (loss). The Company had a 51% equity interest in these transactions and, as a result, recorded an unrealized gain of $5 in other comprehensive income (loss) in fiscal 2004. SMP repaid all of its outstanding bank debt in June 2004 and at the same time, settled all outstanding interest rate swap transactions. Upon settlement of SMP’s interest rate swaps, the Company recorded a realized gain of $1 in fiscal 2004 related to the termination of the cash flow hedges, which is included in equity loss from SMP.

12.    Acquisitions

Modem-Art Ltd.

     On March 8, 2005, the Company acquired Modem-Art to accelerate the delivery of advanced third generation (“3G”) mobile communications products to market, to integrate additional functionality into the Company’s existing mobile phone technologies and to leverage the experience of Modem-Art’s development team. Modem-Art was a developer of advanced processor technology for 3G mobile phones. The Company acquired Modem-Art for $144 by issuing 7,033,170 shares of common stock, valued at $113 based on a $16.08 share price, and paying $31 cash in exchange for all the outstanding shares of Modem-Art. Of the shares issued, 1,335,995 shares were placed in escrow to satisfy claims, if any, for breaches of representations and warranties under the merger agreement and 508,308 shares were placed in escrow to satisfy potential tax liabilities of some of the selling shareholders in connection with their sale of Modem-Art shares. As of September 30, 2006, all the shares initially deposited in escrow have been released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     The acquisition of Modem-Art was accounted for under the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net assets acquired based on their fair market values. The consolidated financial statements include the results of operations for Modem-Art from the date of acquisition. The allocation of the purchase price by major balance sheet item is provided below.

Current assets (primarily cash)	$5
Goodwill	77
In-process research and development	55
Acquired intangible assets	9
Current liabilities	(2)
Total	$144

     The acquired intangible asset consists of a non-competition agreement restricting eight Modem-Art employees from engaging in non-Agere interests or business in the 3G industry, which is being amortized over the two-year term of the agreement.

     Of the $144 purchase price, $55 represents the fair value of acquired in-process research and development which had not yet reached technological feasibility and had no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The in-process research and development projects were a 3G single-mode chipset (“Single-Mode”), a variant of the Single-Mode chipset, which when combined with Agere’s software and advanced second generation (“2.5G”) chipsets incorporating General Packet Radio Service and Enhanced Global Rates for Global Evolution technologies can fulfill the requirements of dual-mode 2.5G and 3G (“Dual-Mode”) and the development of High Speed Downlink Packet Access (“HSDPA”) technology, which will be integrated in a chipset that supports high speed data transmission from base stations to mobile phones. The fair values of these projects were determined using the excess earnings method of the income approach. This method employs a discounted cash flow analysis using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development. The Company used the following discount rates, which reflect the development stage of the technology and risks associated with attaining full technological and commercial feasibility.

Project	Discount rate
Single-Mode	30%
Dual-Mode	35%
HSDPA	40%

     The goodwill of $77 includes future technology beyond the in-process technologies, such as the second release of HSDPA, a knowledgeable and experienced workforce, and a time-to-market or defensive strategy. The goodwill has been assigned to the Consumer segment and is deductible for tax purposes.

TeraBlaze, Inc.

     On December 31, 2003, the Company acquired TeraBlaze, a developer of gigabit Ethernet switching solutions, for $21. The Company issued 692,119 shares of common stock in exchange for all the outstanding shares of TeraBlaze, of which 69,212 shares were placed into escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the merger agreement. As of September 30, 2006, all the shares initially deposited in the escrow have been released.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     The only acquired intangible asset apart from goodwill was in-process research and development. The goodwill has been assigned to the Networking segment and is not deductible for tax purposes.

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

13.    Intangible Assets

     The Company has goodwill and acquired intangible assets resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment:

	September 30,
	2006	2005
Unamortized intangible assets:
Goodwill:
Consumer segment (1)	$152	$152
Networking segment	44	44
Goodwill	$196	$196
__________

(1)	During fiscal 2005, Consumer segment goodwill increased by $77 due to the acquisition of Modem-Art.

     The following table reflects the other acquired intangible assets by major class and the related accumulated amortization. These other acquired intangible assets are assigned to the Consumer segment.

	September 30, 2006			September 30, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortized intangible assets:
Existing Technology (1)	$11	$ 3	$ 8	$34	$32	$2
Non-competition agreements (2)	9	7	2	9	2	7
Acquired intangible assets	$20	$10	$10	$43	$34	$9
__________

(1)	During fiscal 2006, the Company recorded $7 for the acquisition of a patent in the Networking segment. This intangible asset is being amortized over a five-year period. Existing technology of $8 and $2 as of September 30, 2006 and 2005, respectively, relates to the Networking segment.

(2)	During fiscal 2005 the Company recorded $9 for a non-competition agreement in the Consumer segment in connection with the acquisition of Modem-Art Ltd. This agreement is being amortized over the two-year term of the agreement. Non-competition agreements of $2 and $7 as of September 30, 2006 and 2005, respectively, relate to the Consumer segment.

     Intangible asset amortization expense for fiscal 2006, 2005 and 2004 was $6, $6, and $7 respectively. During fiscal 2006, $1 was included in costs. The Company does not have any intangible assets with indefinite lives other than goodwill. The amortization expense for future fiscal years is estimated to be $4 for fiscal 2007, and $2 in each of fiscal 2008, 2009 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

14.    Debt

     Long-term debt of $362 and $372 as of September 30, 2006 and 2005, respectively, consists entirely of 6.5% Convertible Subordinated Notes due December 15, 2009 (the “Notes”). The Company issued $410 of the Notes in 2002 and received proceeds of $396 in connection with this offering, net of $14 in underwriting fees and other expenses, which have been deferred and are amortized to interest expense over the term of the Notes.

     Interest on the Notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes can be converted into shares of common stock at an initial price of $33.08 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time on or after June 20, 2007. In addition, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest if its stock is no longer approved for public trading, its stockholders approve a liquidation or if a specified change in control occurs. The Notes are unsecured subordinated obligations and are subordinated in right of payment to all the Company’s existing and future senior debt.

     During fiscal 2006 and fiscal 2005, the Company repurchased and retired $10 and $38, respectively, of the convertible subordinated notes.

15.    Cumulative Effect of Accounting Change

     Effective September 30, 2006, the Company adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), which clarified that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 resulted in capitalizing a net long-lived asset of $0, recording an associated liability of $1 and a cumulative loss of $1. The cumulative loss represents the depreciation and other operating expenses that would have been recorded previously if FIN 47 had been in effect in prior years.

16.    Discontinued Operations

     During fiscal 2003, the Company exited its optoelectronic components business. The financial statements presented reflect this business as discontinued operations. During fiscal 2006, a reserve of $4 related to the optoelectronic business was deemed no longer necessary and therefore was reversed. Income from discontinued operations net of income taxes was $4 for fiscal 2006.

17.    Segment Information

     The Company is organized into three operating segments: Storage, Mobility and Networking. The Storage and Mobility operating segments represent one reportable segment, Consumer. The Networking segment is the other reportable segment. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics products. Mobility provides integrated circuit solutions for end-user applications such as mobile phones and satellite radio. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based consumer communications applications. The segments each include revenue from the licensing of intellectual property related to that segment. There were no intersegment sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

     Under SFAS 131, two or more operating segments may be aggregated into a single segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

  the nature of products and services;

  the nature of the production processes;

  the type or class of customer for their products and services; and

  the methods used to distribute their products or provide their services.

     The Consumer segment meets each of the aggregation criteria for the following reasons:

  the sale of integrated circuits and the licensing of intellectual property are the only sources of revenue for both of the operating segments;

  the integrated circuits sold by both operating segments use the same manufacturing process;

  the customers of both operating segments incorporate the latest integrated circuit technology in their consumer electronics equipment.

     Because the Company meets each of the criteria set forth above and both operating segments have similar economic characteristics, the Company aggregates the results of operations of the Storage and Mobility operating segments into one reportable segment.

     The Company generates revenues from the sale of one product, integrated circuits. Integrated circuits are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

     Each segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is gross margin, exclusive of restructuring related charges and stock-based compensation included in costs.

     The Company does not identify or allocate assets by operating segment. The Company’s primary segment financial measure excludes operating expenses, interest income or expense, other income or expense, and income taxes. Management does not evaluate segments based on these criteria.

Reportable Segments

	Year Ended September 30,
	2006	2005	2004
Revenue
Consumer:
Storage	$625	$620	$635
Mobility	394	430	548
Consumer	1,019	1,050	1,183
Networking	551	626	729
Total	$1,570	$1,676	$1,912
Gross margin (excluding restructuring related charges and
stock-based compensation expense included in costs)
Consumer	$422	$431	$453
Networking	351	372	420
Total	$773	$803	$873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

Reconciling Items

     A reconciliation of reportable segment gross margin to gross margin reported in the consolidated statements of operations is shown below:

	Year Ended September 30,
	2006	2005	2004
Reportable segment gross margin	$773	$803	$873
Deduct: Restructuring related charges included in costs	5	139	7
Stock-based compensation expense	6	—	—
Total gross margin	$762	$664	$866

Geographic Information

	Revenue (1)			Long-lived Assets (2)
	Year Ended September 30,			September 30,
	2006	2005	2004	2006	2005	2004
U.S	$274	$286	$331	$248	$275	$527
Foreign Regions
Asia/Pacific & Pacific Rim (3) (4)	1,167	1,256	1,425	140	135	146
Europe, Middle East & Africa	104	116	119	14	9	8
Caribbean, Canada, Mexico & Latin America	25	18	37	—	1	1
Totals	$1,570	$1,676	$1,912	$402	$420	$682
__________

(1)	Revenue is attributed to geographic areas based on the customer’s shipped-to location, except for intellectual property license revenue which is attributed to the U.S. operations.

(2)	Represents property, plant and equipment-net.

(3)	Individual countries from which the Company generated greater than 10% of its revenues were China, Korea, Singapore and Japan. China accounted for $404, $295 and $215 of revenue in fiscal 2006, 2005 and 2004, respectively. Korea accounted for $270, $250 and $202 of revenue in fiscal 2006, 2005 and 2004, respectively.

Singapore accounted for $213, $269 and $299 of revenue in fiscal 2006, 2005 and 2004, respectively. Japan accounted for $193 of revenue in fiscal 2004.

(4)	Long-lived assets in Thailand were $104, $89 and $75 as of September 30, 2006, 2005 and 2004, respectively, which was greater than 10% of the Company’s long lived assets.

Concentrations

     The Company’s business depends in large part on demand for personal computers and associated equipment, wireless communications equipment such as wireless handsets and communications infrastructure equipment. The Company’s revenues can be affected by changes in demand for these types of products. These markets are competitive and rapidly changing and significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect revenues and operating results. Also, portions of the Company’s revenues are derived from customers that individually accounted for greater than 10% of the Company’s revenues for the years presented. Sales to Seagate Technology Inc. in fiscal 2006, 2005 and 2004 represented 24%, 15% and 12%, respectively, of revenue. Sales to Samsung Electronics Company in fiscal 2006 and 2005 represented 18% and 14%, respectively, of revenue. Sales to Maxtor Corporation in fiscal 2005 and 2004 represented 15% and 16%, respectively, of revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

18.    Financial Guarantees

     The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of September 30, 2006 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

     The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability for continuing operations for the years ended September 30, 2006 and 2005:

	Year Ended
	September 30,
	2006	2005
Balance as of beginning of period	$2	$3
Accruals for new and pre-existing warranties - net
(including changes in estimates)	—	3
Settlements made (in cash or in kind) during the period	(1)	(4)
Balance as of end of period	$1	$2

19.    Financial Instruments

Fair Values

     The carrying values and estimated fair values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the consolidated balance sheets approximate fair value.

     The carrying value and the fair value of the Notes at September 30, 2006 were $362 and $363, respectively. The carrying value and the fair value of the Notes at September 30, 2005 were $372 and $373, respectively. The fair values of the Notes were determined using quoted market rates.

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

Letters of Credit

     The Company is a party to letters of credit that represent purchased guarantees ensuring the Company’s performance or payment to third parties in accordance with specified terms and conditions which amounted to approximately $7 and $8 as of September 30, 2006 and 2005, respectively. The estimated fair value of these letters of credit was $0 as of September 30, 2006 and 2005, which is based on fees paid to obtain the obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

20.    Commitments and Contingencies

     In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2006 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at September 30, 2006, would not be material to the annual consolidated financial statements.

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

Leases

     The Company leases land, buildings and equipment under agreements that expire in various years through 2013. Rental expense under operating leases was $31, $50, and $72 for fiscal 2006, 2005 and 2004, respectively. Rental expense under operating leases is net of sublease rentals of $3 in fiscal 2006 and 2005. The table below shows the future minimum lease payments due under non-cancelable leases as of September 30, 2006. Such payments total $78 for operating leases and have not been reduced by minimum sublease rentals of $10 due in the future under noncancelable subleases.

	Year Ended September 30,
	2007	2008	2009	2010	2011	Later Years
Operating leases	$21	$18	$15	$11	$5	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions except per share amounts)

21.    Quarterly Information (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Total
YEAR ENDED SEPTEMBER 30, 2006
Revenue	$403	$397	$382	$388	$1,570
Gross profit	193	189	194	186	762
Net income (loss)	$(19)	$(21)	$47	$13	$20
Basic income (loss) per share	$(0.11)	$(0.11)	$0.28	$0.08	$0.12
Diluted income (loss) per share	$(0.11)	$(0.11)	$0.27	$0.08	$0.12
Weighted average shares outstanding
— basic (in thousands) (1)	180,780	177,609	171,176	168,567	174,525
Weighted average shares outstanding
— diluted (in thousands) (1)	180,780	177,609	172,391	169,992	175,432

YEAR ENDED SEPTEMBER 30, 2005
Revenue	$410	$417	$433	$416	$1,676
Gross profit	136	154	185	189	664
Net income (loss)	$(67)	$(68)	$120	$7	$(8)
Basic income (loss) per share	$(0.39)	$(0.38)	$0.66	$0.04	$(0.04)
Diluted income (loss) per share	$(0.39)	$(0.38)	$0.65	$0.04	$(0.04)
Weighted average shares outstanding
— basic (in thousands)	173,057	175,382	181,114	181,530	177,775
Weighted average shares outstanding
— diluted (in thousands)	173,057	175,382	193,169	181,692	177,775
__________

(1)	During fiscal 2006, the Company repurchased 17,681,198 shares of its common stock.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure, Controls and Procedures

     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2006. PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has issued its attestation report on our management’s assessment, as stated in their report which is included under Item 8 herein.

     No changes occurred during the three months ended September 30, 2006 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

     You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Agere Systems Inc.
1110 American Parkway NE
Room 10A-301C
Allentown, PA 18109
Attn: Response Center
Telephone: 1-800-372-2447

     The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that committee are: Thomas P. Salice (Chair), Richard S. Hill and Harold A. Wagner.

     Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee — Audit Committee Financial Expert.”

Item 11.    Executive Compensation

     The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2007 annual meeting, including the information set forth under the caption “Beneficial Ownership of Agere Systems Common Stock” and “Proposal to Re-Approve Our Short Term Incentive Plan.”

Item 13.    Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2007 annual meeting, including the information set forth under the caption “Other Arrangements with Executives.”

Item 14.    Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2007 annual meeting, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

     See Item 15(b) below.

(b)    Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to our Current Report on Form 8-K, filed June 1, 2005)
3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 1, 2005)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 1, 2005)
4.2	Certificate of Incorporation (filed as Exhibit 3.1 hereto)
4.3	By-laws of Agere Systems Inc. (filed as Exhibit 3.2 hereto)
4.4	Amended and Restated Rights Agreement between Agere Systems Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed June 1, 2005)
4.5	Form of Rights Certificate (attached as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.4 hereto)
4.6	Indenture for our 6.5% Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 9, 2002)
4.7	Supplemental Indenture No. 1 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed June 1, 2005)
10.1	Separation and Distribution Agreement (filed as Exhibit 2 hereto)
10.2	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)
10.3	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)
10.4	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-51594)
10.5	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)
10.6	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)
10.7	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 23, 2004)

10.8	Agreement of Sale with AG Semi-Conductor Limited, Maxim/Dallas Direct, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K, filed September 19, 2005)
10.9	Agere Systems Inc. Short Term Incentive Plan *†
10.10	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 5, 2006)†
10.11	Form of Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333- 51594)†
10.12	Form of Performance-vested RSU Award Agreement — Total Stockholder Return (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed November 3, 2005)†
10.13	Form of Performance-vested RSU Award Agreement — Earnings per share *†
10.14	Form of Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333- 51594)†
10.15	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 5, 2006)†
10.16	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)†
10.17	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)†
10.18	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.19	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.20	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.21	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.22	Founders Grant Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.23	Employment Agreement with Richard L. Clemmer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 3, 2005)†
10.24	Employment Agreement with Ruediger Stroh (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2005)†
10.25	Separation Agreement with John T. Dickson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 10, 2005)†
10.26	Separation Agreement with Sohail A. Khan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed November 10, 2005)†
10.27	Separation Agreement with Ahmed Nawaz (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed November 10, 2005)†
10.28	Separation Agreement with Kevin Pennington (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2005)†
10.29	Housing letter with Kevin Pennington (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2005)†
12	Computation of Ratio of Earnings to Fixed Charges*
21	List of Subsidiaries of Agere Systems Inc.*
23	Consent of PricewaterhouseCoopers LLP*

24	Powers of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*
__________

†	Exhibit represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 30th day of November, 2006.

AGERE SYSTEMS INC.

By: /s/	Peter Kelly
Peter Kelly
Executive Vice President and
Chief Financial Officer

Date:	November 30, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard L. Clemmer	President, Chief Executive	November 30, 2006
Richard L. Clemmer	Officer and Director
(Principal Executive Officer)

/s/ Peter Kelly	Executive Vice President and
Peter Kelly	Chief Financial Officer	November 30, 2006
(Principal Financial Officer and
Principal Accounting Officer)

*	Director
Richard S. Hill

*	Director
Michael J. Mancuso

*	Director
Arun Netravali

*	Director
Thomas P. Salice

*	Director
Rae F. Sedel

*	Chairman of the Board
Harold A. Wagner

*	Director
Kari-Pekka Wilska

* By: /s/ Peter Kelly
(Attorney in Fact)
November 30, 2006