Form 10-K/A
period 2006-09-30
AGERE SYSTEMS INC
filed 2007-01-26
CIK 1129446

As filed with the Securities and Exchange Commission on January 26, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

Form 10-K/A No. 1
___________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________.

Commission File Number 001-16397

Agere Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3746606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 American Parkway N.E.
Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-712-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Agere Systems Inc.
Form 10-K/A No. 1
For the Year Ended September 30, 2006

EXPLANATORY NOTE

     Because of our proposed merger with LSI Logic Corporation, we will not be filing a definitive proxy statement for our 2007 annual meeting with the Securities and Exchange Commission within the time required in order to be able to incorporate by reference parts of Part III of this report from that proxy statement. Accordingly, we are filing this amendment to include in this report, the additional information required by Part III of Form 10-K.

INDEX

PART II
		Page
Item 9B.	Other Information	1

PART III

Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions	22
Item 14.	Principal Accountant Fees and Services	22

PART IV

Item 15.	Exhibits, Financial Statement Schedules	22

PART II

Item 9B.   Other Information

     We will be holding our 2007 annual meeting of stockholders on March 29, 2007. Stockholders of record on February 2, 2007 will be entitled to notice of and to vote at the meeting. We anticipate distributing proxy materials to our stockholders for this meeting in mid-February. The deadline for submitting shareholder proposals for this meeting under Rule 14a-8 under the Securities Exchange Act of 1934 and under our bylaws has passed.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     We have a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of conduct on our website by going to the following address: http://www.agere.com/governance, and clicking on the link for our code of conduct. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, at that location on our website.

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

Audit Committee Financial Expert

     Our Board of Directors has determined that the Chairman of the Audit Committee, Mr. Salice, is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934. In making this determination, our Board of Directors considered Mr. Salice’s educational background and his business experience, which is described below under “Members of the Board of Directors – Directors Whose Terms Expire in 2009.” The Board of Directors has also determined that Mr. Salice is “independent” for purposes of Section 303A of the New York Stock Exchange Listed Company Manual and Section 10A(m)(3) of the Securities Exchange Act of 1934.

     Information concerning our executive officers is set forth in Part I of this report.

Members of the Board of Directors

Directors Whose Terms Expire in 2007

     Richard L. Clemmer, Director since October 2002. Mr. Clemmer has been Agere’s President and Chief Executive Officer since October 2005. Mr. Clemmer has over 30 years of experience in the technology industry, where he has held a variety of executive, financial and management positions. Between June 2004 and October 2005, he was an active partner at Shelter Capital Partners, a private investment fund. Between 2003 and October 2005, he was Chairman and President of Venture Capital Technology LLC, which was focused on investing in and consulting for technology companies, primarily involved as Chairman of uNav Microelectronics, an emerging global positioning systems chipset company. Between May 2001 and January 2003, he was on the board of directors and served as an executive at PurchasePro.com, Inc., a provider of electronic procurement and strategic sourcing solutions.

Between 1996 and May 2001, Mr. Clemmer was Executive Vice President, Finance and Chief Financial Officer of Quantum Corp., which was a provider of hard disk drives and other storage solutions. Prior to Quantum, Mr. Clemmer served at Texas Instruments Incorporated for over 20 years, including between 1988 and 1996 as Senior Vice President and Chief Financial Officer of Texas Instruments Incorporated’s Semiconductor Group. Mr. Clemmer is a director of i2 Technologies, Inc. Age: 54.

     In September 2002, while Mr. Clemmer was Chairman, Chief Executive Officer and Chief Financial Officer of PurchasePro, having been asked to take over from prior management, PurchasePro filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in connection with an agreement to sell substantially all of its assets.

     Michael J. Mancuso, Director since July 2006. From 1994 to 2006, Mr. Mancuso was chief financial officer of General Dynamics, a supplier of business aviation and aircraft services, land and amphibious combat systems and shipbuilding and marine systems. Prior to joining General Dynamics in 1993, he was vice president and controller of United Technologies Corporation’s Pratt and Whitney Commercial Engine business unit. He also served 21 years with General Electric in various financial management positions. Mr. Mancuso is a director of SPX Corporation and The Shaw Group. Age: 64.

     Kari-Pekka Wilska, Director since December 2005. Since October 2005, Mr. Wilska has been a partner at Austin Ventures, a venture capital firm. Prior to joining Austin Ventures, Mr. Wilska was President of Vertu Ltd., a subsidiary of Nokia Corporation and a provider of luxury mobile phones. From 1993 to 2004, Mr. Wilska held a variety of leadership positions in Nokia’s U.S. mobile phone operations. Mr. Wilska is also a director of Brightpoint, Inc. and Mavenir Systems. Age: 59.

Directors Whose Terms Expire in 2008

     Richard S. Hill, Director since July 2003. Mr. Hill has been Chief Executive Officer and a director of Novellus Systems, Inc., a supplier of integrated circuit manufacturing equipment, since 1993 and has been Chairman of its board of directors since 1996. Before joining Novellus, Mr. Hill spent 12 years at Tektronix, Inc., where he held a variety of positions, including President of Tektronix Development Company, Vice President of the Test and Measurement Group and President of Tektronix Components Corporation. Prior to joining Tektronix, he held engineering management and engineering positions at General Electric, Motorola and Hughes Aircraft Company. Mr. Hill is a director of Arrow Electronics, Inc. and the University of Illinois Foundation. Age: 54.

     Arun Netravali, Director since July 2004. Since November 2004, Mr. Netravali has been managing partner of OmniCapital Group LLC, a venture capital firm. From January 2002 to April 2003, Mr. Netravali was Chief Scientist for Lucent Technologies Inc., a provider of services, systems and software for communications networks, working with academic and investment communities to identify and implement new networking technologies. From 1999 to January 2002, Mr. Netravali was President of Bell Labs as well as Lucent’s Chief Technology Officer and Chief Network Architect. Mr. Netravali currently serves on the board of Level 3 Communications Inc. and on the advisory board of Veridicom International Inc. Age: 60.

     Harold A. Wagner, Director since March 2001 and Chairman of the Board of Directors since December 2001. In December 2000, Mr. Wagner retired from his position as Chairman and Chief Executive Officer of Air Products and Chemicals, Inc., a multi-national chemicals manufacturing company, a position he had held since 1998. From 1992 to 1998, Mr. Wagner served as Chairman, President and Chief Executive Officer of Air Products and Chemicals. He is also a director of CIGNA Corporation, United Technologies Corporation and PACCAR Inc. He is a trustee of the Eisenhower Exchange Fellowships, Inc. and is a member of the Business Advisory Committee of A.P. Møller. Age: 71.

Directors Whose Terms Expire in 2009

     Thomas P. Salice, Director since July 2003. Mr. Salice is a co-founder and has been a managing member of SFW Capital Partners, LLC, a private equity firm, since January 2005. Prior to his current position, he served as Vice Chairman of AEA Investors LLC, a private equity firm, and had served at AEA Investors since 1989. Mr. Salice is a director of Mettler-Toledo International Inc. and Waters Corporation and is a trustee of Fordham University. Age: 47.

     Rae F. Sedel, Director since March 2001. Ms. Sedel has been a Managing Director since 1987, and a member of the board of directors since October 2005, of Russell Reynolds Associates, Inc., an executive recruiting firm. From 1991 until October 2005, she was the lead partner on sector verticals and, from 1991 until December 2004, she was head of the technology sector at Russell Reynolds. Before joining Russell Reynolds, Ms. Sedel spent fifteen years with Pacific Telesis Group, where she was Vice President-Consumer Markets. Age: 57.

Section 16(a) Beneficial Ownership Reporting Compliance

     We believe that, under the Securities and Exchange Commission’s rules for reporting of securities transactions by executive officers, directors and beneficial owners of more than 10% of our common stock, all required reports for fiscal 2006 were timely filed.

Item 11.   Executive Compensation

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Awards
				Other
				Annual		Securities	All Other
Name and	Fiscal			Compensation	Restricted Stock	Underlying	Compensation
Principal Position (1)	Year	Salary ($)	Bonus ($)	($)(2)	Awards ($)(3)	Options (#)	($)(4)
Richard L. Clemmer	2006	636,825	425,000	140,369	3,022,500	500,000	10,800
President and Chief Executive
Officer
John T. Dickson	2006	66,667	—	1,400	—	—	6,174,820
President and Chief Executive	2005	800,000	—	35,727	—	200,000	14,040
Officer	2004	800,000	320,000	33,843	—	250,000	23,331
Peter Kelly	2006	400,000	120,000	34,854	1,343,000	175,000	9,060
Executive Vice	2005	400,000	200,000	51,286	—	100,000	25,922
President and Chief Financial	2004	400,000	150,000	29,351	—	100,000	8,910
Officer
Denis P. Regimbal	2006	291,667	110,000	18,054	1,007,250	115,000	9,127
Executive Vice President,
Mobility
Samir F. Samhouri	2006	250,000	120,000	35,650	1,007,250	115,000	10,765
Executive Vice President,
Networking
Ruediger Stroh	2006	279,451	120,000	34,074	1,343,000	200,000	101,560
Executive Vice President,
Storage
Andrew Micallef	2006	300,000	90,000	51,897	1,007,250	100,000	238,898
Executive Vice President,
Global Operations
Jean F. Rankin	2006	320,000	96,000	35,862	1,007,250	100,000	9,360
Executive Vice President,
General Counsel & Secretary
____________________

(1)

Mr. Clemmer was appointed President and Chief Executive Officer when Mr. Dickson retired from those positions in October 2005. Messrs. Micallef, Regimbal and Samhouri and Ms. Rankin became executive officers in October 2005. Following the management changes that occurred after Mr. Clemmer became President and Chief Executive Officer, the positions of Mr. Micallef and Ms. Rankin ceased being considered executive officer positions in December 2005. Mr. Stroh joined Agere in November 2005.

(2)	For fiscal 2006, the amounts shown in this column are comprised of the following:

				Tax Gross-ups
				on
		Financial		International
		Counseling and	Commuting	Assignment
Name	Car Allowance	Tax Gross-up	Expenses	Payments
Mr. Clemmer	16,800	18,054	105,515	—
Mr. Dickson	1,400	—	—	—
Mr. Kelly	16,800	18,054	—	—
Mr. Regimbal	—	18,054	—	—
Mr. Samhouri	16,800	18,850	—	—
Mr. Stroh	15,400	18,674	—	—
Mr. Micallef	—	14,862	—	37,035
Ms. Rankin	16,800	19,062	—	—
____________________

Under Mr. Clemmer’s employment agreement, we paid him $100,000 to be used for housing and/or commuting expenses. We also provided him $5,515 of additional commuting benefits during an initial, transition period after he became President and Chief Executive Officer.

(3)

The amounts shown in this column represent the grant date value of restricted stock units received by the named individuals in fiscal 2006. This value was computed using the closing price of a share of common stock on the date of grant for each restricted stock unit. We do not pay dividend equivalents on restricted stock units. The following table gives information about the restricted stock units granted in fiscal 2006.

	Performance-Based
	Restricted Stock	Time-Based Restricted	Value at Fiscal Year-End
	Units Granted	Stock Units Granted in	of All Restricted Stock
Name	in Fiscal 2006 (#)	Fiscal 2006 (#)	Units Held ($)
Mr. Clemmer	150,000	100,000	3,732,500
Mr. Kelly	50,000	50,000	1,493,000
Mr. Regimbal	25,000	50,000	1,119,750
Mr. Samhouri	25,000	50,000	1,119,750
Mr. Stroh	100,000	—	1,493,000
Mr. Micallef	25,000	50,000	1,119,750
Ms. Rankin	25,000	50,000	1,119,750
____________________

The performance-based restricted stock units shown in the table will be paid out on the fourth anniversary of the date of grant if our total stockholder return exceeds the market capitalization weighted total stockholder return of a peer group and the holder remains employed through that date. If the LSI Logic merger is completed, the performance test will be deemed satisfied. One quarter of the time-based restricted stock units shown in the table for Mr. Clemmer will be paid out on each of the first four anniversaries of the grant date if he remains employed through the date of payment. The other time-based restricted stock units shown in the table will be paid out on the second anniversary of the date of grant if the holder remains employed through that date. If the holder’s employment terminates after the merger, the holder may be entitled to immediate payment of all restricted stock units under our Officer Severance Policy.

(4)	For fiscal 2006, includes the following amounts:

	401 (k)	Term Life		International
	Matching	Insurance	Sign-on	Assignment	Severance
Name	Contributions ($)	Premiums ($)	Bonus ($)	Payments ($)	Payments ($)
Mr. Clemmer	6,600	4,200	—	—
Mr. Dickson	—	705	—	—	6,174,115
Mr. Kelly	6,300	2,760	—	—	—
Mr. Regimbal	7,567	1,560	—	—	—
Mr. Samhouri	9,925	840	—	—	—
Mr. Stroh	—	1,560	100,000	—	—
Mr. Micallef	6,500	1,110	—	231,288	—
Ms. Rankin	6,600	2,760	—	—	—
____________________

During fiscal 2006, Mr. Micallef was on a temporary, international assignment in Singapore. Under our international assignment policy, which is available to all employees on a temporary international assignment and is designed so that employees are not disadvantaged by their international assignment, Mr. Micallef received the amounts shown in the table above, which consist principally of additional living and travel expenses, as well as the tax gross-ups shown in the table in footnote 2.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	% of			Potential Realizable Value
	Securities	Total Options			at Assumed Annual Rates
	Underlying	Granted to			of Stock Price Appreciation
	Options	Employees in	Exercise Price		for Option Term ($)(1)
Name	Granted (#)(2)	Fiscal Year	($/Share)	Expiration Date	5%	10%
Richard L. Clemmer	500,000	11.0	9.845	10/29/2012	2,003,952	4,670,080
John T. Dickson	—	—	—	—	—	—
Peter Kelly	175,000	3.9	13.315	11/30/2012	948,595	2,210,629
Denis P. Regimbal	115,000	2.5	13.315	11/30/2012	623,362	1,452,699
Samir F. Samhouri	115,000	2.5	13.315	11/30/2012	623,362	1,452,699
Ruediger Stroh	200,000	4.4	13.315	11/30/2012	1,084,108	2,526,434
Andrew Micallef	100,000	2.2	13.315	11/30/2012	542,054	1,263,217
Jean F. Rankin	100,000	2.2	13.315	11/30/2012	542,054	1,263,217
____________________

(1)

These amounts represent hypothetical gains that might be achieved for the respective stock options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are prescribed by the Securities and Exchange Commission. None of the assumed rates of stock price appreciation represents our estimate or projection of the future price of our common stock. The real value of the stock options in this table depends upon the actual changes in the market price of our common stock during the term of the stock options.

(2)

One quarter of Mr. Clemmer’s stock option becomes exercisable on each of the first four anniversaries of the grant date. One quarter of each of the other stock options shown in the table becomes exercisable on the first anniversary of the grant date. The remainder of each of these stock options becomes exercisable in equal monthly increments over a three-year period thereafter. Under our Officer Severance Policy, earlier exercisability of these options may occur following a change in control if the named individual subsequently leaves the company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired on	Value	Options at Fiscal Year-End (#)		Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard L. Clemmer	—	—	14,000	500,000	29,290	2,542,500
John T. Dickson	—	—	—	—	—	—
Peter Kelly	—	—	267,852	265,628	407,369	361,756
Denis P. Regimbal	—	—	103,802	162,034	174,605	245,170
Samir F. Samhouri	—	—	66,522	143,846	32,562	222,013
Ruediger Stroh	—	—	—	200,000	—	323,000
Andrew Micallef	—	—	112,842	135,315	234,531	196,269
Jean F. Rankin	—	—	229,673	155,211	220,560	207,940

Pension Plans

     We have two programs that provide benefits under our pension plans: a service based program and an account balance program. Which program an employee participates in depends on their date of hire. Employees hired after June 30, 2003 do not participate in our pension plans. We have a non-qualified, supplemental pension plan that provides benefits using the same formulas as the tax-qualified pension plan based on compensation that exceeds the amount that may be taken into account under a tax-qualified pension plan.

   Service Based Program

     The service based program generally covers most management employees hired prior to January 1, 1999. Pensions provided under this program are computed on an adjusted career average pay basis. A participant’s annual pension benefit is equal to 1.4% of the sum of the individual’s:

  Average annual pay for the five years ending December 31, 1998, excluding the annual bonus award paid in December 1997, times the number of years of service prior to January 1, 1999;

  Pay subsequent to December 31, 1998; and

  Annual bonus award paid in December 1997.

     Average annual pay includes base salary and annual bonus awards.

     The normal retirement age under the service based program is 65. However, employees who are at least age 50 with at least 15 years of service can retire with reduced benefits. If an employee’s age is at least 50 and, when added to the employee’s years of service, is equal to or greater than 75, the employee may retire with unreduced pension benefits. A 3% reduction is made for each year that age plus years of service is less than 75. The unreduced pension benefit under this early retirement provision is determined based on an employee’s service and compensation history as of January 1, 2005, and age and years of service when the employee retires.

   Account Balance Program

     The account balance program generally covers management employees hired on or after January 1, 1999 and before July 1, 2003. Under this program, we establish an account for each participating employee and make annual contributions to that account based on the employee’s age, salary and bonus, in accordance with the following schedule:

Contributions as a percent
Age	of salary and bonus
less than 30	3.00%
30 — less than 35	3.75%
35 — less than 40	4.50%
40 — less than 45	5.50%
45 — less than 50	6.75%
50 — less than 55	8.25%
55+	10.00%

     In addition, interest is credited on the last day of the year. Once vested, normally after five years of service, an employee participating in the account balance program is entitled to the amounts in his or her account when he or she leaves the company.

     Management employees hired on or after July 1, 2003, including Messrs. Clemmer and Stroh, do not participate in our pension plans.

     Messrs. Regimbal and Samhouri and Ms. Rankin each participates in the service based program. Mr. Dickson participated in the service based program. Messrs. Kelly and Micallef participate in the account balance program.

     Federal laws place limitations on compensation amounts that may be included under the qualified pension plan. In 2006, up to $220,000 in eligible base salary and bonus could be included in the calculation under the plan.

     Compensation and benefit amounts that exceed the applicable federal limitations are taken into account, and pension amounts related to annual bonus awards payable to executive officers are paid, under the supplemental pension plan. That plan is a non-contributory plan and has the same two programs and uses the same benefit formulas and eligibility rules as the qualified pension plan. Pension amounts under the qualified pension plan and supplemental pension plan are not subject to reductions for social security benefits or other offset amounts.

     The supplemental pension plan also provides executive officers with minimum pensions. Eligible retired executive officers and surviving spouses may receive an annual minimum pension equal to 15% of the sum of final base salary plus annual bonus awards. This minimum pension will be offset by amounts received by plan participants as pensions under the qualified and supplemental pension plans.

     If Messrs. Kelly and Micallef continue to be employed by the company until age 65, we estimate that their balance in the account balance program will be $1,324,358 for Mr. Kelly and $1,442,189 for Mr. Micallef. This represents a lump sum payment; other optional forms of payment are available. This estimate assumes a 3% per year increase in base salary and a bonus paid at target level each year.

     If Messrs. Regimbal and Samhouri and Ms. Rankin continue to be employed by the company until age 65, we estimate that the annual pension payable to them under the qualified and supplemental pension plans would be $231,505, $374,053 and $235,951, respectively. These are single-life annuity amounts. Other optional forms of payment, which provide for actuarially reduced pensions, are available. These estimates assume a 3% per year increase in base salary and a bonus paid at target level each year. If the actual amounts they are paid differ, or if they leave the company at a different time, their actual pensions will differ.

OTHER ARRANGEMENTS WITH EXECUTIVES

Officer Severance Policy

     We have a severance policy that provides benefits for an officer who is terminated by us other than for cause or who chooses to leave following a change in control and within three months of one of the following events occurring after the change in control: either a diminution in job responsibility or a material negative change in employment terms, including a reduction in base salary or a material reduction in target bonus.

     The benefits under this policy include continuation of salary and health and welfare benefits and payment of annual bonus at target levels for two years. These salary and bonus payments would be taken into account for purposes of computing pensions. During this two-year period, participation and vesting under our stock-based benefit plans would continue. Alternatively, Agere may make payment of the salary and target bonus in a lump sum, in which event participation in company plans would end upon payment of those amounts. Payment of any amount under these arrangements will be conditional upon signing a release and will be offset by any individually negotiated arrangement. The policy provides that if an officer is subject to the tax imposed under Section 4999 of the Internal Revenue Code, the officer will receive additional payments from the company such that, after payment of all taxes, the officer retains the amount that the officer would have retained had that tax not applied.

Employment Agreements

   Mr. Clemmer

     We entered into a letter agreement dated October 30, 2005, with Mr. Clemmer that outlines the terms of his employment with Agere Systems. Under the letter agreement, Mr. Clemmer serves as our President and Chief Executive Officer. His salary was initially set at $680,000 per year and his target bonus is 125% of his base salary. For fiscal 2006, we agreed to pay him a bonus of at least $425,000. Any bonus in future years will depend on the level of achievement of goals set by the Compensation Committee of our Board.

     Mr. Clemmer received the following awards as hiring incentives:

  A seven-year stock option covering 500,000 shares. One quarter of the option becomes exercisable on each of the first four anniversary dates of the date of grant.

  100,000 restricted stock units, one quarter of which are paid out on each of the first four anniversary dates of the date of grant.

  150,000 restricted stock units which will be paid out after four years only if our total stockholder return exceeds the market capitalization-weighted total stockholder return for a peer group of nine companies.

  A lump sum payment of $100,000, to be used for housing and/or commuting expenses.

     Mr. Clemmer also receives $1 million of company-paid term life insurance, a $1,400 per month car allowance and a $10,000 per year financial counseling allowance. The financial counseling payments are “grossed up” for taxes, so that Mr. Clemmer receives $10,000 after taxes.

     Mr. Clemmer has the benefit of our officer severance policy, which may affect the equity awards described above if our proposed merger with LSI Logic is completed and Mr. Clemmer subsequently leaves the company. In order to receive the benefit of the severance plan, Mr. Clemmer agreed that if he leaves the company, he will serve as non-executive chairman of our Board for up to two years, if the Board requests.

   Mr. Stroh

     We entered into a letter agreement dated October 26, 2005, with Ruediger Stroh that outlines the terms of his employment with Agere Systems. Under the letter agreement, Mr. Stroh serves as our Executive Vice President, Storage. His salary was initially set at $325,000 per year and his target bonus is 75% of his base salary.

Mr. Stroh received the following awards as hiring incentives:

  A $100,000 sign-on bonus that is repayable in full if Mr. Stroh voluntarily resigns or is terminated for cause before November 22, 2007.

  A seven-year stock option covering 200,000 shares that becomes exercisable over a four-year period.

  100,000 restricted stock units which will be paid out after four years only if our total stockholder return exceeds the market capitalization-weighted total stockholder return for a peer group of nine companies.

     Mr. Stroh also receives $500,000 of company-paid term life insurance, a $1,400 per month car allowance and a $10,000 per year financial counseling allowance. The financial counseling payments are “grossed up” for taxes, so that Mr. Stroh will receive $10,000 after taxes.

     Mr. Stroh has the benefit of our officer severance policy, which may affect the equity awards described above if our proposed merger with LSI Logic is completed and Mr. Stroh subsequently leaves the company.

   Mr. Dickson’s Separation Agreement

     On November 4, 2005, we entered into a separation agreement with John T. Dickson, our former President and Chief Executive Officer, relating to his retirement from the company. Under the agreement:

  Mr. Dickson did not receive a bonus for fiscal 2005.

  Mr. Dickson received a severance payment of $3.6 million, which is equal to two years’ salary and bonus at target. This payment was conditioned on Mr. Dickson signing a waiver and release.

  Mr. Dickson received a transition assistance payment of $133,333, which is equal to two months’ salary, in return for his assistance with business and customer transition issues.

  Mr. Dickson’s stock options were governed by the terms of the awards, which provided that any portion of any stock option that was exercisable on October 26, 2005, remained exercisable for 90 days, and any portion of any stock option that was not then exercisable terminated.

  We paid Mr. Dickson $1,504,899, which was the value of Mr. Dickson’s accrued benefit under our supplemental pension plan.

  We paid Mr. Dickson $682,612, which is equal to the amount of additional benefit that Mr. Dickson would have accrued under the supplemental pension plan had he continued to be employed by the company for an additional two years and become eligible for an early retirement benefit under the plan.

  We paid Mr. Dickson $253,271, which was equal to his accrued benefit under our tax-qualified pension plan.

REPORT OF THE AGERE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

     The Agere Compensation Committee oversees the company’s compensation plans and practices. We review and establish the individual compensation levels for members of senior management and we work with management to establish the outlines of Agere’s compensation programs for other employees.

Executive Compensation Philosophy

     We designed our compensation program to attract, motivate and retain highly talented individuals to drive business success. The program reflects the following principles:

  Compensation should be related to performance

     Our compensation program reinforces the company’s business and financial objectives. Employee compensation will vary based on company and individual performance. When the company performs well against the objectives we set, employees will receive greater incentive compensation. When the business does not meet these objectives, incentive awards will be reduced or eliminated. An employee’s individual compensation will also vary based on the person’s performance, contribution and overall value to the business. And, employees with sustained high performance should be rewarded more than those in similar positions with lesser performance.

  Agere employees should think like Agere stockholders

     We believe that Agere employees should act in the interests of Agere stockholders and the best way to encourage them to do that is through an equity interest in the company. We do this in a number of ways. We have, over time, granted equity-based awards, such as stock options and/or restricted stock units, to most employees. In addition, we have an employee stock purchase plan that enables employees to purchase Agere stock at a discount through payroll deductions and a 401(k) plan under which U.S. employees can invest in Agere common stock. Our goal is to have market competitive stock programs that encourage each employee to think like an owner of the business.

  Incentive compensation should be a greater part of total compensation for more senior positions

     The proportion of an individual’s total compensation that varies with individual and company performance objectives should increase as the individual’s business responsibilities increase.

  Other goals

     We have designed our compensation program to balance short and long-term financial objectives, to encourage building stockholder value and to reward individual and company performance.

     When we determine compensation levels for executive officers, we generally consider the advice of independent, outside consultants retained by the committee, and recommendations made by the company’s senior human resources executive. We also review compensation survey data from our consultants and other independent sources to ensure that our total compensation program is competitive and that the amounts and types of compensation the company pays its leaders are appropriate. We look at compensation data from companies in our industry as well as from companies in a broad cross-section of the technology sector and similarly sized companies. We target overall compensation opportunities to be competitive with our industry comparison group. In addition, we consider the compensation level of each of our officers and attempt to maintain appropriate relationships between the compensation of the different officers.

Deductibility of Compensation Paid under Section 162(m) of the Internal Revenue Code

     It is our policy to have the compensation paid to the company’s five most highly compensated executive officers qualify as performance-based and deductible for federal income tax purposes under Section 162(m) of the Internal Revenue Code unless there is a valid compensation reason that would justify paying non-deductible amounts. That law provides that compensation paid to those individuals in excess of $1 million per year is not deductible for federal income tax purposes unless it is performance-based and a number of other requirements are met.

     Our stock options and bonuses, other than guaranteed bonuses, are intended to be “performance-based” and thus should be deductible for federal income tax purposes, regardless of amount. The other compensation we pay generally will not be deductible to the extent that the total amount of that compensation for one of those officers is more than $1 million in any year.

2006 Background

     At the beginning of fiscal 2006, John Dickson retired as Chief Executive Officer of the company and we hired Rick Clemmer to fill that position. Soon after his appointment, we and Rick made a number of changes in senior management. Some people left the company. Others moved into new positions of responsibility. Almost all senior management positions were held by different people than a year earlier.

     We believed that these changes created a great deal of uncertainty for those who remained. Would the new CEO like their strategy and management style? Would they agree with any policy changes that resulted from the management change? At the same time, we wanted to challenge the new leadership team to improve the company’s financial performance and wanted to provide meaningful financial incentives to reinforce that challenge. In our discussion below, you will see that we addressed these matters in a number of aspects of our executives’ compensation.

Compensation Program

     Our executive compensation program has a number of components, including:

  Base Salary

  Short-Term Incentives

  Long-Term Incentives

  Retirement Benefits

  Severance Policy

  Perquisites

     Each of these components is discussed below.

   Base Salary

     We target base salaries for senior management at levels that are comparable to base salaries for similar positions at similarly sized technology companies. We review surveys periodically to ensure that our salaries are competitive. We also take into account other elements of our compensation package so that senior management’s total compensation opportunity will be competitive.

     In the first few years after our initial public offering in 2001, we experienced significant declines in our revenue as a result of extreme drops in market demand for telecommunications products of the types we supplied. In response to these declines, we exited our optoelectronics business and sold or discontinued a number of other product lines.

     We believe a significantly lower revenue level and less complex business make it appropriate to consider whether lower salary levels are appropriate; however, we also recognized that the declining revenues were resulting in lower bonuses and no value being recognized from stock options and chose not to adjust executives’ base salaries as the size and complexity of the company became smaller. However, in 2006, we hired a new CEO and moved new people into senior management positions and did take into account the size and complexity of the company in determining executive officer salaries.

   Bonus

     Each year, our executives have an opportunity to earn a bonus. We set financial performance goals each year based on our view of what would be an acceptable level of performance for the company, taking into account management’s outlook for the year, semiconductor industry conditions and competitors’ performance. The extent to which these goals are met determines in large part the level of executive bonuses. We feel that financial performance measures alone do not fully reflect executives’ contributions to the company and also take into account personal performance characteristics such as quality of strategy, leadership and execution in setting final bonus amounts. In the past, our actual performance has generally not reached a level we viewed as meriting target level bonuses and actual payouts have generally been much lower than target level as a result.

     In fiscal 2006, bonuses for all employees, including senior management, were tied to achievement of annual revenue and non-GAAP operating margin targets. In addition, the company had to meet a non-GAAP net income test in order for any bonuses to be payable to the officers named in the Summary Compensation Table, other than Mr. Clemmer. Non-GAAP operating margin and non-GAAP net income excluded items that we felt were not appropriate either to hold against employees, such as restructuring charges, or to give employees the benefit of, such as a large gain from the settlement of tax contingencies.

     We set the non-GAAP net income target used to determine whether named executive officers could earn any bonus in October 2005, before the senior management changes occurred. Because this target determines only whether bonuses can be paid and not the actual amount, we set the target at a level below which we felt that we would not want to pay bonuses to senior executives, based on the then-current forecast for fiscal 2006. This target was met. Making the non-GAAP net income test does not, however, guarantee that any bonus will be paid. Making the non-GAAP net income target does make any bonuses paid “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code and allows us to deduct the amount of the bonuses for federal income tax purposes.

     Normally, we would set the other targets used to determine executive officer bonuses at the beginning of the fiscal year in October. This year, because of the significant management changes, we felt that we needed to wait until new management could review the business’ forecasts before setting the targets. We discussed bonus metrics at a meeting in December 2005, and then set the revenue and non-GAAP operating margin targets in April 2006 based on management’s outlook for the year at that time as approved by the board of directors. At that time, we set the levels of performance required to achieve bonuses paid at the target level above management’s then-current outlook for the year.

     The company’s performance in fiscal 2006 did not meet the threshold level of performance for revenue and fell between the threshold and target levels of performance for non-GAAP operating margin and resulted in company-wide bonus funding at less than half the target level. Bonuses for our executive officers were adjusted based on individual and business unit performance and relative base salaries of different officers and ranged from 40 to 64% of target.

   Equity Awards

     Last year, we awarded three types of long-term incentives to executive officers: stock options, time-based restricted stock units and performance-based restricted stock units. We have historically granted stock options each year as part of our regular compensation program. Last year we also granted time-based and performance-based restricted stock units to address specific issues related to the management changes. We target long-term incentive grants, other than last year’s time-based restricted stock unit awards, to provide an above-median long term compensation opportunity and attempt to structure the awards so that the company must achieve competitive or better performance in order for our officers to actually achieve above-median long-term compensation.

     We discussed and approved the equity awards that were part of the regular compensation program at a series of meetings, the latest of which occurred on December 1, 2005. December 1, 2005 was the grant date for these awards.

This was also the grant date for equity awards for other employees under our annual grant program and the annual stock option grant received by non-employee Directors. In accordance with our normal new-hire practice, Mr. Stroh’s sign-on equity awards were granted on the first day of the month following the commencement of his employment. Mr. Clemmer’s equity awards were granted after we announced that he had been appointed President and Chief Executive Officer.

     Stock options. In fiscal 2006, we granted stock options to our executive officers in order to align their pay with stockholders’ interests and competitive market practice. For each executive officer, the Compensation Committee awarded stock options based on an evaluation of competitive market value, the size of awards made to other executive officers and the officer’s relative impact to the business. The grants made to Messrs. Clemmer and Stroh were part of the package offered when they joined the company, and were larger than a typical annual grant for their positions.

     Time-based restricted stock units. We felt that the management changes at the beginning of fiscal 2006 created significant uncertainty for many of our officers. To encourage these officers not to leave the company, we granted them restricted stock units that would vest, or become payable in shares of stock, if they stayed with the company for two years.

     Performance-based restricted stock units. We also wanted to create an incentive for our management team to improve the company’s total stockholder return. To do this, we awarded officers restricted stock units that will be paid out four years from the date of grant if the recipient stays with the company and a company performance test is met. That test requires that Agere’s total stockholder return over a four-year period exceed that of a peer group. The companies included in the peer group are: Advanced Micro Devices, Analog Devices, Atmel, Broadcom, Intersil, LSI Logic, Marvell Technology Group, National Semiconductor and PMC-Sierra. These performance-based restricted stock units were granted to Mr. Clemmer when he joined the company and to the other executive officers on December 1, 2005, the regular, annual grant date for our equity programs. As of November 30, 2006, our performance was meeting the performance test.

     The time-based restricted stock unit awards and the performance-based restricted stock unit awards will not constitute “performance-based compensation” for purposes of section 162(m) of the Internal Revenue Code and thus will not be deductible for federal income tax purposes for us to the extent that the value of those awards upon vesting, together with other non-deductible amounts, exceeds $1 million. We believed that adding a performance test to the time-based restricted stock unit awards was not consistent with why we granted the awards — to retain valued members of the management team. We felt that adding a non-GAAP net income test, which is the test that would be required by our stock plan, to the performance-based restricted stock units, would have detracted from the focus that our executives would have on the total stockholder return test and could have led to an unintended result.

   Retirement Benefits

     We have pension plans that are described in detail elsewhere in this document. Individuals hired since July 2003, including Messrs. Clemmer and Stroh, do not participate in these plans. Benefits under these plans depend on a participant’s eligible compensation, which includes salary and bonus. Eligible compensation does not include other items such as stock option gains or the value of restricted stock unit awards. We have not credited any executive officer with more years of service under any of these plans than they have actually served with the company or its predecessors. Our pension plans were originally put in place by our predecessors. Many of our competitors do not have pension plans and we have been reducing participation and benefits under the plans in recent years in an effort to become more competitive with other companies in our industry.

   Severance Policy

     We have an officer severance policy that provides benefits to officers who are terminated other than for cause or who leave the company after a change in control if they leave for “good reason.” You can find a detailed description of the policy elsewhere in this document. We provide these benefits because we want executives to focus on the company’s business and enhancing stockholder value without undue concern about any possible loss of their job.

   Perquisites

     The only perquisites that we provide to our executive officers are a car allowance and a financial counseling allowance. The car allowance is $16,800 a year. We provide it because our officers often travel to meetings with customers, suppliers and investors and we do not feel it a productive use of their time to track and submit reimbursement requests for business use of their own cars. We also believe that providing the car allowance would reduce the need for the company to provide a car and driver to transport executive officers to meetings. The car allowance is subject to tax and is not grossed up. The financial counseling allowance is $10,000 per year. We provide a tax gross-up on the financial counseling allowance so that our executives can actually obtain that amount of financial counseling.

Compensation of the Chief Executive Officer

     John Dickson was our Chief Executive Officer until he retired in late October 2005. At that time, we appointed Rick Clemmer to succeed him. A discussion of the compensation of both individuals follows.

   Mr. Dickson

     Mr. Dickson retired near the beginning of the fiscal year, before we had made any compensation decisions for him. When he retired, we entered into an agreement with him that provided for benefits consistent with our Officer Severance Policy. Under the circumstances, we believed that Mr. Dickson was entitled to the benefit of that policy. You can find a description of this agreement under the heading “Other Arrangements with Executives.” We also agreed to pay Mr. Dickson two additional months’ salary in return for his assistance with business and customer transition issues.

   Mr. Clemmer

     Prior to his appointment as President and Chief Operating Officer, Mr. Clemmer was a partner in a venture capital firm and had his own technology consulting company in addition to being an outside director of Agere. When he joined us, he withdrew from these outside activities. At that time, we entered into an employment agreement with him. You can find a description of that agreement under the heading “Other Arrangements with Executives.” In that agreement we provided that Mr. Clemmer would receive an initial base salary of $680,000 a year. This is lower than what Mr. Dickson was receiving and reflects our view that a lower salary was appropriate given the smaller size of the company than in the past.

     We made Mr. Clemmer a participant in our annual bonus program, with a target bonus of 125% of his base salary. Because the metrics in our annual bonus program, particularly annual revenue, are difficult for a new CEO to impact in the short-term, we also agreed that he would receive a bonus for fiscal 2006 of at least $425,000. This amount is one half of his target. This is the amount he actually received as our actual performance would have resulted in a bonus equal to 40% of target, or $340,000. We agreed to pay him at least $425,000 in order to encourage him to join us and to stay at least until that amount was paid.

     In order to provide Mr. Clemmer with a more meaningful equity stake in the company than he had as an outside director so that his interests would quickly be aligned in a more meaningful way with those of our stockholders, our employment agreement with Mr. Clemmer also provided for a stock option grant, a time-based restricted stock unit award and a performance-based restricted stock unit award. We determined the size and structure of these awards after discussing our objectives and possible structures with an outside compensation consultant. We believe that these awards provided Mr. Clemmer with a strong incentive to improve the company’s financial performance.

     Because we are based in Allentown, PA and Mr. Clemmer lived on the West Coast of the United States, we gave him a lump sum of $100,000, to be used for housing and/or commuting expenses. We also provided Mr. Clemmer $5,515 of additional commuting benefits during an initial transition period after he became President and Chief Executive Officer.

     In addition, based on the positions and opportunities he was giving up to join the company, we agreed that if he chose to leave Agere before October 26, 2006, we would pay him one year’s salary and bonus at target. We refer to this arrangement below as the “one-year termination arrangement.” Since he is still with the company, he will not receive this amount. If he had chosen to leave, he would have forfeited his right to receive the guaranteed bonus for fiscal 2006 and all of the equity awards granted pursuant to his employment agreement.

     Mr. Clemmer, like other new hires, does not participate in our pension plans.

     Mr. Clemmer does participate in our Officer Severance Policy. If, on September 30, 2006, he had been terminated without cause and ignoring the one-year termination arrangement, he would have been entitled to the following benefits:

•	Two years base salary and bonus at target — $3,060,000 in total. This amount can be paid in a lump sum, or over a two-year period.

•	If payments are made over a two-year period, he would have received the following for that two-year period:

	•	Continued vesting of stock options and time-based restricted stock units.

•

The opportunity to earn approximately one half of his performance-based restricted stock units if the four- year performance test is met. If he elected a lump sum payment, this award would have been canceled.

	•	Continued participation in company health and welfare plans.

	•	Continued payment of car allowance and financial counseling allowance and tax gross-up on financial counseling allowance — $69,708 in total.

     In addition to the events described above, if on September 30, 2006, Mr. Clemmer had been terminated other than for cause or had left the company for “good reason” following a recent change in control, and ignoring the one-year termination arrangement, all of his outstanding equity awards would have become fully vested at the time he ceased being an employee of the company.

     We believe that Mr. Clemmer’s total compensation for fiscal 2006 was as follows:

Description of Compensation	Amount
Salary(1)	$636,825
Bonus(1)	425,000
Other annual compensation(1)	140,369
Equity awards(2)	4,358,555
All other compensation(1)	10,800
Total	$5,571,549
____________________

1	Amount taken from Summary Compensation Table.

2	This amount is the sum of the grant-date present values of Mr. Clemmer’s 2006 equity awards used for financial reporting purposes. This is an estimate of amounts that Mr. Clemmer may receive in the future. Depending on our stock price performance, he may receive more or less than the amount shown.

     We believe that the amount we have paid Mr. Clemmer for fiscal 2006 is a fair and reasonable amount.

Harold A. Wagner (Chair)
Arun Netravali
Thomas P. Salice
Rae F. Sedel

Compensation of Directors

     Each of our outside Directors, that is, any Director who is not an employee of Agere, receives annually a retainer of $45,000 and an option to purchase 10,000 shares of Agere common stock. Each new outside Director receives an option to purchase 10,000 shares of common stock when first elected to the Board of Directors. The exercise price per share for these options, which are granted under our Non-Employee Director Stock Plan, is the fair market value of a share on the date of grant. Options granted under the plan generally have a seven-year term and become exercisable on the first anniversary of the date of grant.

     Agere also provides outside Directors with travel accident insurance when on company business.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee in fiscal 2006 were Richard S. Hill (through January 2006), Arun Netravali (from January 2006), Thomas P. Salice, Rae F. Sedel and Harold A. Wagner. None of the members has ever been an officer or employee of Agere or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2006.

PERFORMANCE GRAPHS

     The following graphs compare the cumulative total stockholder return on Agere common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graphs assume that a $100 investment was initially made in Agere’s Class A common stock, Class B common stock and each of the indices at the earliest date shown, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance. The graphs below take into account the reclassification of each share of Class A common stock and each share of Class B common stock into one share of common stock on May 27, 2005. Agere stockholders now own only common stock.

     The following graph compares the return on an investment in our Class A common stock, the S&P 500 Index and the S&P 500 Semiconductors Index from September 30, 2001 through September 30, 2006.

Value of a $100 Investment

	30-Sep-01	30-Sep-02	30-Sep-03	30-Sep-04	30-Sep-05	30-Sep-06
Agere Systems Inc.	$100.00	$26.57	$74.15	$25.36	$25.14	$36.06
S&P 500 Index	$100.00	$79.51	$98.91	$112.63	$126.44	$140.08
S&P 500 Semiconductors Index	$100.00	$63.62	$118.35	$98.21	$127.27	$117.28

Percentage Return

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006
Agere Systems Inc.	(73.43)%	179.09%	(65.80)%	(0.86)%	43.42%
S&P 500 Index	(20.49)%	24.40%	13.87%	12.25%	10.79%
S&P 500 Semiconductors Index	(36.38)%	86.02%	(17.02)%	29.59%	(7.85)%

     The following graph compares the return on an investment in our Class B common stock, the S&P 500 Index and the S&P 500 Semiconductors Index from June 3, 2002, the date on which Agere’s Class B common stock began trading on the New York Stock Exchange, through September 30, 2006.

Value of a $100 Investment

	03-Jun-02	30-Sep-02	30-Sep-03	30-Sep-04	30-Sep-05	30-Sep-06
Agere Systems Inc.	$100.00	$31.63	$92.33	$32.59	$33.26	$47.70
S&P 500 Index	$100.00	$78.79	$98.01	$111.60	$125.28	$138.80
S&P 500 Semiconductors Index	$100.00	$49.98	$92.96	$77.14	$99.97	$92.12

Percentage Return

	03-Jun-02 through
	30-Sep-02	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006
Agere Systems Inc.	(68.37)%	191.92%	(64.71)%	2.06%	43.42%
S&P 500 Index	(21.21)%	24.40%	13.87%	12.25%	10.79%
S&P 500 Semiconductors Index	(50.02)%	86.02%	(17.02)%	29.59%	(7.85)%

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More Than 5% of Agere Common Stock

     The following table sets forth information concerning the beneficial ownership of Agere common stock for each person or group of persons known to Agere, as of January 15, 2007, that beneficially owned more than 5% the shares of Agere common stock. The information below is based on public filings made with the Securities and Exchange Commission. These filings contain information as of particular dates and may not reflect current holdings of Agere common stock. To Agere’s knowledge, other than as described below, the named person or group of persons has sole voting and investment power with respect to these securities.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class(1)
Capital Research and Management Company
333 South Hope Street
Los Angeles, CA 90071	9,267,920	(2)	5.5%
Brandes Investment Partners, L.P.
11988 El Camino Real, Suite 500
San Diego, CA 92130	13,035,919	(3)	7.7%
____________________

(1)

Percentage of ownership was determined by dividing (i) the number of shares shown in the table by (ii) 168,756,514, the number of shares of Agere common stock outstanding as of January 15, 2007, unless otherwise indicated.

(2)

Based on a Schedule 13G Information Statement amendment filed by Capital Research and Management (Capital Research) on February 14, 2006. Such Schedule discloses that (i) Capital Research has sole voting power with respect to 1,432,600 shares of common stock, and has sole dispositive power with respect to 9,267,920 shares of common stock and does not have shared voting power or dispositive power with respect to any shares, and (ii) Capital Research disclaims beneficial ownership with respect to all such shares.

(3)

Based on a Schedule 13G Information Statement filed by Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby (Brandes) on February 14, 2006. Such Schedule discloses that (i) Brandes has shared voting power with respect to 11,205,972 shares of common stock, and has shared dispositive power with respect to 13,035,919 shares of common stock and does not have sole voting or dispositive powers over any shares, and (ii) Brandes Investment Partners, Inc., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby disclaim direct ownership of such shares, except for an amount that is substantially less than one percent of such shares, and Brandes Worldwide Holdings, L.P. disclaims direct ownership of such shares.

Security Ownership of Directors and Executive Officers

     The following table sets forth information concerning the beneficial ownership of Agere common stock as of January 15, 2007 for our directors, the individuals named in the Summary Compensation Table and the directors and executive officers as a group. To Agere’s knowledge, except as otherwise noted, the named individual had sole voting and investment power with respect to these securities.

Common Stock
Beneficially
Name	Owned(1)(2)
Richard L. Clemmer	158,203
Richard S. Hill	21,000
Michael J. Mancuso	3,600
Arun Netravali	19,782
Thomas P. Salice	51,859 (3)
Rae F. Sedel	28,747
Harold A. Wagner	42,500
Kari-Pekka Wilska	10,000
John T. Dickson	—
Peter Kelly	367,744
Denis P. Regimbal	159,875
Samir F. Samhouri	115,077
Ruediger Stroh	62,676
Andrew Micallef	127,667
Jean F. Rankin	284,276
Directors and executive officers as a group (15 persons)	1,453,006
____________________

(1)

No individual director, executive officer or other individual identified above owned more than 1% of our outstanding common stock as of January 15, 2007. As of that date, the directors and executive officers as a group beneficially owned less than 1% of our outstanding common stock.

(2)

Includes beneficial ownership of the following numbers of shares of Agere common stock that may be acquired within 60 days of January 15, 2007 pursuant to stock options awarded under Agere stock plans.

# of Shares
Mr. Clemmer	139,000
Mr. Hill	21,000
Mr. Netravali	18,000
Mr. Salice	21,000
Ms. Sedel	27,000
Mr. Wagner	37,000
Mr. Wilska	10,000
Mr. Kelly	350,665
Mr. Regimbal	152,761
Mr. Samhouri	110,450
Mr. Stroh	62,499
Mr. Micallef	125,342
Ms. Rankin	278,631
Directors and executive officers as a group (15 persons)	1,353,348

(3)

Includes 27,043 shares held jointly and over which Mr. Salice shares voting and investment power with his spouse, and 3,816 shares held by a charitable trust and over which Mr. Salice shares voting and investment power with his spouse as trustees.

Information about equity compensation plans.

     The following table summarizes information about Agere’s equity compensation plans as of September 30, 2006. For additional information about Agere’s equity compensation plans, see note 4 to our financial statements in Item 8.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights(1)	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,290,226	$29.0283	20,768,864 (2)
Equity compensation plans not approved by security holders(3)	1,476,915	$270.7757	0
Total	26,767,141	$42.3671	20,768,864
____________________

(1)

In connection with Agere’s spin-off from Lucent, we assumed stock options that had originally been granted by Lucent or AT&T Corp. or companies that Lucent had acquired. The table does not include information for equity compensation plans assumed by Lucent in connection with acquisitions of the companies that originally established those plans. At September 30, 2006, 114,302 shares were issuable upon exercise of outstanding options, with a weighted-average exercise price of $57.0218 per share, under these plans. Since the spin-off we have not granted, and we will not grant in the future, any additional options under these plans.

(2)

Includes 15,606,788 shares available for issuance under our 2001 Long Term Incentive Plan, all of which were available in connection with stock options, stock appreciation rights, restricted stock awards, performance shares and units, dividend equivalents and other stock unit awards. The amount shown in the table also includes 4,855,663 shares available under our employee stock purchase plan and 306,413 shares available for issuance in connection with stock options, restricted stock units and restricted stock granted under our Non-Employee Director Stock Plan.

(3)

All of the shares reported in this row relate to stock options granted prior to Agere’s spin-off by Lucent under Lucent plans that had not been approved by Lucent’s stockholders and that Agere assumed in connection with the spin-off. Since the spin-off, we have not granted, and we will not grant in the future, any further awards under these plans.

Potential Change in Control

     On December 3, 2006, Agere, LSI Logic and a subsidiary of LSI Logic entered into a merger agreement pursuant to which Agere would be merged into the LSI Logic subsidiary and each outstanding share of Agere common stock would be converted into the right to receive 2.16 shares of LSI Logic common stock. The transaction is subject to a number of conditions, including approval by LSI Logic's stockholders of the issuance of LSI Logic common stock, the adoption by Agere's stockholders of the merger agreement and the receipt of applicable regulatory approvals. Agere and LSI Logic have made filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable waiting period under that Act has expired.

Item 13.	Certain Relationships and Related Transactions

          The information required by this Item can be found under the caption “Other Arrangements with Executives” in Item 11.

Item 14.	Principal Accountant Fees and Services

Our Relationship with Our Independent Auditors

     The fees billed by PricewaterhouseCoopers LLP to Agere during fiscal 2006 and fiscal 2005 were as follows:

	Fiscal 2006		Fiscal 2005
Audit Fees	$2,076,000		$2,366,000
Audit-Related Fees
Financial due diligence	—		54,000
Intellectual property royalty audits	—		10,000
Services related to our reclassification and reverse stock split	—		35,000
Consultations regarding GAAP	65,000		50,000
Total Audit-Related Fees	$65,000		$149,000
Tax Fees
Transfer pricing	$175,000		175,000
International tax compliance	240,000		249,000
International tax advice	30,000		30,000
Total Tax Fees	$445,000		$454,000
All Other Fees	4,000	(1)	—
Total Fees Billed	$2,590,000		$2,969,000
____________________

(1)	For access to a web-based, accounting research product provided by PricewaterhouseCoopers LLP.

     Under its charter, the Audit Committee must pre-approve all engagements of the independent auditors unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, the committee approves the retention of the independent auditors to audit Agere’s financial statements, including proposed fees, before the filing of the preceding year’s annual report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditors, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditors’ independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditors, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year. The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. This might occur, for example, if we proposed to execute a financing on an accelerated timetable. If the Chairman approves any engagements pursuant to this delegation, he will report that approval to the full committee at the next committee meeting.

     In fiscal 2006 and fiscal 2005, each new engagement of PricewaterhouseCoopers LLP was approved in advance by the Audit Committee or its Chairman, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedule

     The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

     See Item 15(b) below.

(b) Exhibits:

2	Separation and Distribution Agreement (incorporated by reference to Exhibit 2 to our Registration Statement on Form S-1, File No. 333-51594)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to our Current Report on Form 8-K, filed June 1, 2005)
3.2	By-laws of Agere Systems Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8- K, filed June 1, 2005)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 1, 2005)
4.2	Certificate of Incorporation (see Exhibit 3.1)
4.3	By-laws of Agere Systems Inc. (see Exhibit 3.2)
4.4	Amended and Restated Rights Agreement between Agere Systems Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed June 1, 2005)
4.5	Form of Rights Certificate (attached as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.4 hereto)
4.6	Indenture for our 6.5% Convertible Subordinated Notes (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 9, 2002)
4.7	Supplemental Indenture No. 1 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8- K, filed June 1, 2005)
10.1	Separation and Distribution Agreement (see Exhibit 2)
10.2	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-51594)
10.3	Letter Agreement amending the Tax Sharing Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, File No. 333-81632, filed March 11, 2002)
10.4	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-51594)
10.5	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-51594)
10.6	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-51594)
10.7	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 23, 2004)
10.8	Agreement of Sale with AG Semi-Conductor Limited, Maxim/Dallas Direct, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K, filed September 19, 2005)
10.9	Agere Systems Inc. Short Term Incentive Plan *†
10.10	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 5, 2006)†
10.11	Form of Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333- 51594)†
10.12	Form of Performance-vested RSU Award Agreement — Total Stockholder Return (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed November 3, 2005)†
10.13	Form of Performance-vested RSU Award Agreement — Earnings per share *†
10.14	Form of Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333- 51594)†

10.15	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 5, 2006)†
10.16	Agere Systems Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-51594)†
10.17	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-51594)†
10.18	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.19	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.20	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.21	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.22	Founders Grant Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2002)†
10.23	Employment Agreement with Richard L. Clemmer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 3, 2005)†
10.24	Employment Agreement with Ruediger Stroh (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2005)†
10.25	Separation Agreement with John T. Dickson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 10, 2005)†
10.26	Separation Agreement with Sohail A. Khan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed November 10, 2005)†
10.27	Separation Agreement with Ahmed Nawaz (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed November 10, 2005)†
10.28	Separation Agreement with Kevin Pennington (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed December 12, 2005)†
10.29	Housing letter with Kevin Pennington (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed December 12, 2005)†
12	Computation of Ratio of Earnings to Fixed Charges*
21	List of Subsidiaries of Agere Systems Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Powers of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*
____________________

†	Exhibit represents a management contract or compensatory plan or arrangement.

*	Previously filed.
**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, in the City of Allentown, Commonwealth of Pennsylvania, on the 26th day of January, 2007.

AGERE SYSTEMS INC.

By: /s/	Peter Kelly
Peter Kelly
Executive Vice President and
Chief Financial Officer

Date: January 26, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard L. Clemmer	President, Chief Executive	January 26, 2007
Richard L. Clemmer	Officer and Director
(Principal Executive Officer)

/s/ Peter Kelly	Executive Vice President and
Peter Kelly	Chief Financial Officer	January 26, 2007
(Principal Financial Officer and
Principal Accounting Officer)

*	Director
Richard S. Hill

*	Director
Michael J. Mancuso

*	Director
Arun Netravali

*	Director
Thomas P. Salice

*	Director
Rae F. Sedel

*	Chairman of the Board
Harold A. Wagner

*	Director
Kari-Pekka Wilska

* By:	/s/ Peter Kelly
(Attorney in Fact)
January 26, 2007