Form 10-Q
period 2006-12-31
AGERE SYSTEMS INC
filed 2007-02-09
CIK 1129446

As filed with the Securities and Exchange Commission on February 9, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----

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

At January 31, 2007, 169,332,730 shares of common stock were outstanding.

Agere Systems Inc.
Form 10-Q
For the quarterly period ended December 31, 2006
Table of Contents

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Operations for the three months
ended December 31, 2006 and 2005	2

Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006	3

Condensed Consolidated Statements of Cash Flows for the three months
ended December 31, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 1A. RISK FACTORS	23

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

PART I – Financial Information

Item 1. Financial Statements

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

Revenue	$372	$403
Costs	198	210
Gross profit	174	193
Operating expenses:
Selling, general and administrative	45	61
Research and development	104	119
Amortization of acquired intangible assets	1	1
Restructuring and other charges – net	4	31
Gain on sale of operating assets – net	—	(1)
Total operating expenses	154	211
Operating income (loss)	20	(18)
Other income – net	5	6
Interest expense	6	7
Income (loss) from continuing operations before provision for income	19	(19)
taxes
Provision for income taxes	3	4
Income (loss) from continuing operations	16	(23)
Income from discontinued operations (net of taxes)	—	4
Net income (loss)	$16	$(19)

Basic income (loss) per share information:
Income (loss) from continuing operations	$0.10	$(0.13)
Income from discontinued operations (net of taxes)	—	0.02
Net income (loss)	$0.10	$(0.11)
Weighted average shares outstanding–basic (in thousands)	167,441	180,780

Diluted income (loss) per share information:
Income (loss) from continuing operations	$0.09	$(0.13)
Income from discontinued operations (net of taxes)	—	0.02
Net income (loss)	$0.09	$(0.11)
Weighted average shares outstanding–diluted (in thousands)	169,771	180,780

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$456	$406
Trade receivables, less allowances of $3 at December 31, 2006 and $2 at
September 30, 2006	242	243
Inventories	81	116
Other current assets	46	33
Total current assets	825	798
Property, plant and equipment—net of accumulated depreciation and amortization
of $1,326 as of December 31, 2006 and $1,320 as of September 30, 2006	391	402
Goodwill	196	196
Acquired intangible assets—net of accumulated amortization	8	10
Other assets	69	91
Total assets	$1,489	$1,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$127	$152
Payroll and related benefits	68	87
Income taxes payable	69	68
Restructuring reserve	17	18
Deferred income	18	20
Other current liabilities	22	30
Total current liabilities	321	375
Pension and postretirement benefits	356	378
Long-term debt	362	362
Other liabilities	79	80
Total liabilities	1,118	1,195

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 250,000,000 shares authorized and no
shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized and
168,635,102 shares outstanding as of December 31, 2006 and 166,362,294 shares
outstanding as of September 30, 2006	2	2
Additional paid-in capital	7,437	7,629
Accumulated deficit	(6,753)	(6,769)
Accumulated other comprehensive loss	(292)	(305)
Treasury stock, at cost, 1,500,000 common shares at December 31, 2006 and
17,692,137 common shares at September 30, 2006	(23)	(255)
Total stockholders’ equity	371	302
Total liabilities and stockholders’ equity	$1,489	$1,497

See Notes to Condensed Consolidated Financial Statements.

AGERE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$16	$(19)
Less: Income from discontinued operations	—	4
Income (loss) from continuing operations	16	(23)

Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Restructuring and other charges – net of cash payments	(7)	8
Depreciation and amortization	25	27
Stock-based compensation expense	11	10
Provision for deferred income taxes	1	2
Provision for uncollectibles	1	—
Provision for inventory write-downs	5	2
Decrease (increase) in receivables	1	(1)
Decrease in inventories	30	3
Decrease in accounts payable	(27)	(4)
Decrease in payroll and benefit liabilities	(14)	(8)
Increase (decrease) in tax accruals	1	(11)
Changes in other operating assets and liabilities	(26)	(12)
Other adjustments for non-cash items – net	2	—
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	19	(7)

INVESTING ACTIVITIES
Capital expenditures	(10)	(39)
Return of capital from investments	12	34
Proceeds from the sale or disposal of property, plant and equipment	1	5
Acquisition of intangible assets	—	(7)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3	(7)

FINANCING ACTIVITIES
Proceeds from the issuance of stock – net of expense	28	6
Purchase of treasury stock	—	(41)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	28	(35)

Net increase (decrease) in cash and cash equivalents	50	(49)
Cash and cash equivalents at beginning of period	406	698
Cash and cash equivalents at end of period	$456	$649

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

Merger Agreement with LSI Logic

     On December 3, 2006, LSI Logic Corporation (“LSI”) and Agere entered into a definitive merger agreement under which Agere will be merged into a wholly owned subsidiary of LSI. If the proposed merger is completed, holders of Agere common stock will be entitled to receive 2.16 shares of LSI common stock for each share of Agere common stock that they own. The transaction is subject to the approval of stockholders of both companies as well as customary conditions and regulatory approvals. Agere will hold its stockholders meeting on March 29, 2007 and expects the transaction to close shortly thereafter.

Interim Financial Information

     These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2006. The condensed financial information as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three months ended December 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year 2007 or any other future periods.

2. Recent Pronouncements

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for Agere as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The Company is evaluating the timing of its adoption of SFAS 157 and the potential effects of implementing this Statement on its financial condition and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132(R) “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes through comprehensive income in that funded status in the year in which the changes occur. This Statement requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition of the funded status under SFAS 158 is effective for Agere as of the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

financial position will have no effect on Agere as that is the current practice. If SFAS 158 had been effective as of December 31, 2006 the pension and postretirement liability reflected in the balance sheet would have decreased by $129 and accumulated other comprehensive loss would have decreased by $129, excluding any tax impacts.

3. Stock Compensation Plans

     Agere has stock-based compensation plans under which employees and non-employee directors receive stock options and other stock-based awards. The plans provide for the granting of stock options, performance awards, restricted stock awards, cash awards, stock appreciation rights and other stock unit awards. Shares issued under these plans may consist of authorized and unissued shares, treasury shares or shares purchased in the open market. The number of shares authorized and available for awards under Agere plans as of December 31, 2006, was 12,447,211. As of December 31, 2006, awards relating to 28,503,329 shares were outstanding, including awards relating to 1,863,929 shares that were granted by Lucent Technologies Inc. (“Lucent”), or companies acquired by Lucent prior to Agere’s spin-off by Lucent, and converted later into Agere awards. During the first quarter of fiscal 2007 and 2006, employees and non-employee directors of the Company were granted stock options and other equity-based awards. Agere stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have seven-year contractual terms, and vest no later than four years from the date of grant. Agere has also granted restricted stock units at no cost to employees, that vest based on completion of a required service period or a combination of required service and satisfaction of market or performance based goals such as earnings per share or a total stockholder return greater than that of a market capitalization weighted peer group index of nine companies over a four-year period.

     Agere’s Employee Stock Purchase Plan (“ESPP”) has purchase periods that run for six months beginning each May 1 and November 1. Under the terms of the ESPP, participating employees may have up to 10% of eligible compensation (subject to limitations on the number of shares and fair market value of shares that may be acquired each purchase period) deducted from their pay to purchase the Company’s common stock. The per share purchase price in any purchase period is equal to 85% of the lower of either the market price on the first trading day of the purchase period, or the last trading day of the purchase period. The number of shares authorized and available for awards under the ESPP, as of December 31, 2006, was 4,530,733. During the three months ended December 31, 2006, 324,930 shares were purchased under the plan and $4 cash was received from employees.

     The Company follows the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options and restricted stock units, and purchases under the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

     Stock-based compensation expense for fiscal 2007 and 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005. This compensation expense was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Compensation expense for stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. Since the adoption of SFAS 123R in October 2005, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. During the three months ended December 31, 2006, the Company recognized compensation expense of $6 for stock options, $4 for restricted stock units and $1 for the ESPP. All of this expense was recognized in the statement of operations. For the three months ended December 31, 2006 and 2005, no significant stock-based compensation costs were capitalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

     The following table presents the total stock-based compensation expense resulting from stock option awards, restricted stock unit awards and the ESPP included in the statements of operations:

	Three Months Ended December 31,
	2006	2005
Costs	$1	$2
Selling, general and administrative	5	4
Research and development	5	2
Restructuring and other charges – net (1)	—	2
Stock-based compensation expense before income taxes	11	10
Benefit for income taxes (2)	—	—
Net compensation expense	$11	$10

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

     The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		ESPP
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	47.1%	58.0%	51.2%-58.0%	59.0%-67.0%
Weighted-average volatility	47.1%	58.0%	53.5%	62.0%
Risk-free interest rate	4.29%-4.46%	4.18%-4.43%	4.73%-4.97%	2.76%-3.43%
Expected term (in years)	4.0	4.0	0.5	0.5

     Dividend Yield. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

     Expected Volatility. The Company uses third-party analysis to assist in developing expected volatility. The expected volatility is based on a combination of both Company and peer company historical volatility and Company or peer company market-based implied volatility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Stock Options

     The following table summarizes the Company’s stock option activity during the three months ended December 31, 2006:

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contractual Term	Value

Outstanding at September 30, 2006	23,721	$48.15
Granted	2,708	$18.09
Exercised	(1,645)	$14.03
Forfeited or Expired	(609)	$61.19

Outstanding at December 31, 2006	24,175	$46.79	3.88	$58

Vested or expected to vest at December
31, 2006	23,331	$46.79	3.88	$56

Exercisable at December 31, 2006	16,248	$62.17	2.84	$24

     The weighted-average per share grant-date fair value of options granted during the three months ended December 31, 2006 and 2005 was $7.56 and $6.19, respectively. The total fair value of stock options vested during the three months ended December 31, 2006 and 2005 was $24 and $29, respectively. As of December 31, 2006, there was a total of $56 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of 1.9 years.

     The aggregate intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $7 and $0, respectively. Cash received from option exercises was $23 and $2 for the three months ended December 31, 2006 and 2005, respectively.

Restricted Stock Units

     The value of time-condition restricted stock units is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The time-condition restricted stock unit awards vest over a two-year or four-year period. The following table summarizes the Company’s time-condition nonvested share activity during the three months ended December 31, 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date
(Time-condition)	(000’s)	Fair Value

Nonvested at September 30, 2006	2,740	$ 13.36
Granted	1,129	$ 17.68
Vested	(264)	$ 12.80
Forfeited	(54)	$ 13.77

Nonvested at December 31, 2006	3,551	$ 14.77

     As of December 31, 2006, there was a total of $40 of unrecognized compensation cost related to time-based nonvested restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of 2.1 years.

     Total stockholder return is a market target measured against a peer group index and constitutes a market condition as defined by SFAS 123R. The fair value of market-condition restricted stock units is determined by a Monte Carlo simulation technique. The market-condition restricted stock unit awards vest four years after the grant date if the total stockholder return goal has been met. If the goal is not met, the restricted stock units will expire and compensation cost previously recognized for these restricted stock units

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

will not be reversed. The following table summarizes the Company’s market-condition, nonvested share activity during the three months ended December 31, 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date
(Market-condition)	(000’s)	Fair Value

Nonvested at September 30, 2006	450	$ 8.02
Granted	127	$ 11.49
Vested	—
Forfeited	—

Nonvested at December 31, 2006	577	$ 8.79

     As of December 31, 2006, there was a total of $3 of unrecognized compensation cost related to the market-condition nonvested restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 2.1 years.

     Earnings per share is a performance target measured solely by reference to the Company’s own operations and constitutes a performance condition as defined by SFAS 123R. The fair value of performance-condition restricted stock units is their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The performance-condition restricted stock unit awards vest four years after the grant date if the earnings per share goal has been met. If the goal is not met, the restricted stock units will expire. The following table summarizes the Company’s performance-condition, nonvested share activity during the three months ended December 31, 2006:

Weighted-Average
Nonvested Shares	Shares	Grant-Date
(Performance-condition)	(000’s)	Fair Value

Nonvested at September 30, 2006	—
Granted	193	$ 17.68
Vested	—
Forfeited	—

Nonvested at December 31, 2006	193	$ 17.68

     As of December 31, 2006, there was a total of $3 of unrecognized compensation cost related to the performance-condition nonvested restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 2.4 years.

4. Restructuring and Other Charges – Net

     The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. The following table shows the amounts recorded within restructuring and other charges-net in the statements of operations during the three months ending December 31, 2006 and 2005:

	Three Months Ended
	December 31,

	2006	2005
Business resizing expenses – net	$1	$21
Orlando decommissioning expenses	1	7
Restructuring and related expenses	—	3
Merger expenses	2	—
Restructuring and other charges-net	$4	$31

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

Business Resizing Activities

     The business resizing actions beginning in fiscal 2005 were to further improve profitability and consolidate the Company’s operations. For the three months ended December 31, 2006, the Company recorded net business resizing charges of $1, which include a charge of $2 for termination benefits related to workforce reductions, and a $1 net non-cash credit for curtailments related to the Company’s pension and post retirement plans, as described in Note 9 “Benefit Obligations.”

     For the three months ended December 31, 2005, the Company recorded charges of $21 for business resizing activities. Those charges included $19 of cash charges principally related to termination benefits related to workforce reductions and $2 of non-cash charges, primarily related to stock-based compensation expense for certain employees on leave of absence.

Restructuring Actions

     Agere has implemented restructuring and consolidation actions including the closure of its wafer manufacturing facility in Orlando, Florida where it ceased operations in September 2005. As of December 31, 2006, approximately seven employees were assigned to the Orlando facility, primarily engaged in facility decommissioning activities, all of whom are expected to leave the Company by the end of the second quarter of fiscal 2007.

     During the three months ended December 31, 2006, the Company paid $1 for facility lease terminations which was included in the business restructuring reserve at September 30, 2006. As of December 31, 2006, there was a balance of $16 for facility lease terminations in the business restructuring reserve, which the Company anticipates will be paid over the respective lease terms through 2010. As of December 31, 2006, there was a balance of $1 for workforce reductions in the business restructuring reserve, which is expected to be paid during fiscal 2007.

     During the three months ended December 31, 2005, the Company recorded charges for facility lease terminations and other charges of $3. The charges include $2 related to revised estimates for facility lease terminations and $1 primarily for the relocation of employees and equipment.

5. Supplemental Financial Information

Statement of Operations Information

     For the three months ended December 31, 2006, the Company recorded a provision for income taxes of $3 on pre-tax income from continuing operations of $19, yielding an effective tax rate of 15.8% . This rate differs from the U.S. statutory rate primarily due to the net impact of recording a provision for taxes related to profitable non-U.S. jurisdictions, recording a provision for certain U.S. state taxes, recording deferred taxes on indefinite-lived goodwill intangible assets, and recording a valuation allowance against U.S. net deferred tax assets. For the three months ended December 31, 2005, the Company recorded a provision for income taxes of $4 on a pre-tax loss from continuing operations of $19, yielding an effective tax rate of (21.1)% . This rate differs from the U.S. statutory rate primarily due to the net impact of recording a provision for taxes related to profitable non-U.S. jurisdictions, recording deferred taxes on indefinite-lived goodwill intangible assets, and recording a full valuation allowance against U.S. net deferred tax assets.

Balance Sheet Information

	December 31,	September 30,
	2006	2006
Inventories:
Finished goods	$34	$50
Work in process	41	62
Raw materials	6	4
Inventories	$81	$116

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

6. Investment in Silicon Manufacturing Partners – a Related Party

     During fiscal 1998 the Company formed a joint venture, SMP, with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates a 54,000 square foot integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because Agere is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP. Under the joint venture agreement, each partner is entitled to the margins from sales to themselves or customers that are directed to SMP by that partner, after deducting their respective share of SMP’s overhead costs. Accordingly, SMP’s net income is not shared in the same ratio as equity ownership. As of December 31, 2006, the Company’s investment in SMP was $33, which is the maximum amount of loss that could be realized as a result of Agere’s involvement. This investment in SMP is recorded as $8 in other current assets and $25 in other assets. At September 30, 2006, the investment in SMP was $45 and was recorded in other assets.

     The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s facility. All positive and negative variances associated with Agere’s commitment to purchase 51% of SMP’s managed wafer capacity are passed to Agere through the pricing of wafers. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with any unpurchased wafers.

     The Company received a return of capital of $12 and $34 during the three months ended December 31, 2006 and 2005, respectively. There were no equity earnings or losses during the three months ended December 31, 2006 and 2005. SMP reported net income of $8 and $11 for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, SMP reported total assets of $94 and total liabilities of $41 compared to total assets of $123 and total liabilities of $28 as of September 30, 2006.

     The Company purchased $20 and $25 of inventory from SMP for the three months ended December 31, 2006 and 2005, respectively. At December 31, 2006 and September 30, 2006, the amount of inventory on hand that was purchased from SMP was $8 and $5, respectively. At December 31, 2006 and September 30, 2006, amounts payable to SMP were $13 and $20, respectively.

7. Comprehensive Income (Loss)

     Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the statements of operations. The components of comprehensive income (loss) are shown below.

	Three Months Ended
	December 31,
	2006	2005
Net income (loss)	$16	$(19)
Other comprehensive income (loss):
Minimum pension liability adjustment	13	—
Total comprehensive income (loss)	$29	$(19)

     The minimum pension liability adjustment has not been adjusted for income taxes due to recording a full valuation allowance against US net deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

8. Income (Loss) Per Share

     The following table shows information about the numerators and denominators used in the calculation of basic and diluted net income (loss) per share.

	Three Months Ended
	December 31,
	2006	2005
Numerator:
Income (loss) from continuing operations – basic and	$16	$(23)
diluted

	(shares in thousands)
Denominator:
Weighted average shares outstanding – basic	167,441	180,780
Stock options, restricted stock units and certain other
equity compensation instruments	2,330	—
Weighted average shares outstanding – diluted	169,771	180,780

Excluded from weighted average shares outstanding –
diluted: (1)
Convertible notes	10,935	11,237
Stock options, restricted stock units and certain other
equity compensation instruments	—	158
Total excluded	10,935	11,395

     ___________
     (1) Items excluded from the diluted weighted average shares outstanding calculation as their effect would be anti-dilutive.

9. Benefit Obligations

     The Company has pension plans covering substantially all U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan which is based on a pay and interest credit. The cash balance plan covers certain employees of companies acquired since 1996 and management employees hired after January 1, 1999 and before July 1, 2003, and provides for amounts credited to a participant’s account each year based on their age and compensation, and interest on existing balances. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plans. The Company also has pension plans covering certain international employees.

Net Periodic Benefit Cost

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$2	$—	$3	$—
Interest cost	18	1	18	3
Expected return on plan assets	(21)	(1)	(21)	(1)
Amortization of prior service cost	—	(3)	—	(2)
Recognized net actuarial loss	3	—	3	1
Net periodic benefit cost	2	(3)	3	1
Curtailment gain	—	(1)	—	—
Total benefit cost	$2	$(4)	$3	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

     The curtailment gain reflects accelerated recognition of prior service cost, as the expected years of future service of participants was reduced, primarily as a result of the Company’s workforce reductions.

     The Company does not currently plan to make contributions to its pension plans during fiscal 2007.

10. Intangible Assets

     The Company has goodwill and acquired intangible assets resulting from acquisitions. Intangible assets with finite lives are amortized over their useful lives and goodwill is tested for impairment at least annually. The following table reflects the Company’s goodwill by reportable segment:

	December 31,	September 30,
	2006	2006

Unamortized intangible assets:
Goodwill:
Consumer segment	$152	$152
Networking segment	44	44
Goodwill	$196	$196

The following table reflects the other acquired intangible assets by major class and the related accumulated amortization.

	December 31, 2006			September 30, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Existing technology (1)	$11	$ 4	$7	$11	$ 3	$8
Non-competition agreements (2)	9	8	1	9	7	2

Acquired intangible assets	$20	$ 12	$8	$20	$ 10	$10

______________
(1)	Existing technology relates to the Networking segment.

(2)	Non-competition agreements relate to the Consumer Segment.

     Intangible asset amortization expense for the three months ended December 31, 2006 was $2, of which $1 was included in costs. Intangible asset amortization expense for the three months ended December 31, 2005 was $1. Intangible asset amortization expense for the remainder of fiscal 2007 is estimated to be $2. The amortization for future fiscal years is estimated to be $2 for each of fiscal 2008, 2009 and 2010.

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

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected financial information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, major customers and geographic areas. Although the Company had three operating segments at December 31, 2006, under the aggregation criteria set forth in SFAS 131, the Company had two reportable segments, Consumer and Networking.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

     Each operating segment is managed separately. Disclosure of segment information is on the same basis used internally for evaluating segment performance and allocating resources. Performance measurement and resource allocation for the segments are based on many factors. The primary financial measure used is segment gross margin, which excludes restructuring related charges and stock-based compensation charges included in costs. The Company’s primary segment financial measure also excludes operating expenses, interest income or expense, other income or expense, and income taxes. The Company does not identify or allocate assets by operating segment.

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

Reportable Segments
	Three Months Ended
	December 31,
	2006	2005
Revenue
Consumer:
Storage	$128	$173
Mobility	123	90
Consumer	251	263
Networking	121	140
Total	$372	$403

Gross margin (excluding restructuring related charges and
stock-based compensation expense included in costs)
Consumer	$96	$111
Networking	79	84
Total	$175	$195

Reconciling Items

     A reconciliation of reportable segment gross margin to gross margin reported in the condensed consolidated statements of operations is shown below:

	Three Months Ended
	December 31,
	2006	2005
Reportable segment gross margin	$175	$195
Deduct: Stock-based compensation expense included in costs	1	2
Gross margin	$174	$193

12. Financial Guarantees

     The Company generally indemnifies its customers from third party intellectual property infringement litigation claims related to its products. No liability recognition is required as of December 31, 2006 for indemnification clauses and no estimate of potential future payments is provided because the reliability of any measurement cannot be verified independently.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

     The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual is recorded within other current liabilities. The table below presents a reconciliation of the changes in the Company’s aggregate product warranty liability reserve for the three months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
Balance as of beginning of period	$1	$2
Accruals for new and pre-existing warranties (including changes in estimates)	—	—
Settlements made (in cash or in kind) during the period	—	—
Balance as of end of period	$1	$2

13. Discontinued Operations

     During fiscal 2003, the Company exited its optoelectronic components business. The condensed consolidated financial statements reflect this business as discontinued operations. During the three months ended December 31, 2005 a reserve of $4 related to the optoelectronics business was deemed no longer necessary and therefore was reversed. Income from operations of discontinued business before income taxes was $4 for the three months ended December 31, 2005. There was no income from discontinued operations during the three months ended December 31, 2006.

14. Commitments and Contingencies

     In the normal course of business, the Company is involved in proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, tax and other matters. The semiconductor industry is characterized by substantial litigation concerning patents and other intellectual property rights. From time to time, the Company may be party to inquiries or claims in connection with these rights. In addition, from time to time the Company is involved in legal proceedings arising in the ordinary course of business, including unfair labor charges filed by its unions with the National Labor Relations Board, claims before the U.S. Equal Employment Opportunity Commission and other employee grievances. These matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2006 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company beyond that provided for at December 31, 2006, would not be material to the annual consolidated financial statements.

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

     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. filed a lawsuit in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. While Agere has not completed its review of the matter, based on the information currently available, Agere intends to contest this matter vigorously. No liability has been recorded since any possible loss or range of possible loss cannot be estimated at this time.

     Agere has incurred and expects that it will incur substantial costs in connection with the proposed merger with LSI. These costs are primarily the fees of attorneys, accountants and financial advisors. Pursuant to an engagement letter, Agere has agreed to pay Goldman Sachs, Agere’s financial advisor, a transaction fee of approximately $28, substantially all of which is payable upon consummation of the merger. In addition, Agere must pay a fee of $120 to LSI if the merger agreement is terminated under circumstances specified in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2006 and 2005 and the notes thereto. This discussion contains forward-looking statements. Please see Item 1A, “Risk Factors,” in Part II for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

     On December 3, 2006, we entered into a definitive merger agreement with LSI Logic Corporation, or LSI, under which we will be merged into a wholly owned subsidiary of LSI. If the proposed merger is completed, holders of our common stock will be entitled to receive 2.16 shares of LSI common stock for each share of Agere common stock that they own. The transaction is subject to the approval of stockholders from both companies as well as customary conditions and regulatory approvals. We plan to hold our stockholder meeting on March 29, 2007, and expect the transaction to close shortly thereafter. Agere and LSI have made pre-merger notification filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the waiting period under the Act has expired.

     Our business is organized into operating segments that focus on three key markets: Storage, Mobility and Networking. We have two reportable segments, Consumer and Networking. Each segment includes product revenue and revenue from the licensing of intellectual property. The Consumer segment includes the Storage and Mobility operating segments. Storage provides integrated circuit solutions for hard disk drives used in computing and consumer electronics products. Mobility provides integrated circuit solutions for end-user applications such as mobile phones and satellite radio receivers. Networking provides semiconductor solutions for communications networks, storage area networks, as well as personal computer based consumer communications applications.

     At the beginning of fiscal 2006, we implemented a turnaround plan to address challenges in our business. The plan is divided into three phases. During the initial stabilization phase we focused on assessing the business, simplifying and improving our business processes and aligning our investments with market opportunities. As part of this phase, we reorganized the senior management team, embedded sales personnel into each business, created customer-centered account teams and challenged employees at all levels to increase operating efficiency and improve overall effectiveness. This effort resulted in significant restructuring related charges during fiscal 2006. We have completed the first phase of the turnaround plan.

     In the second phase we increased our earnings, primarily through the management of our costs and expenses. Also the cultural and organizational changes that occurred in the first stage became more fully embedded in the organization during this phase and resulted in a more streamlined, responsive approach from each of our three businesses. We believe that the changes we made gave the three businesses end-to-end responsibility for design win execution, increasing efficiency and ultimately delivering long term revenue growth. Additionally, in this phase of the plan the businesses began to more sharply focus on their technology and leadership positions and looked to work with other companies in areas that can improve our time-to-market performance or provide system-level solutions with the goal of growing market share while providing a reasonable level of return. We have completed the second phase of the turnaround plan.

     In the final phase of our turnaround plan, we will seek to achieve competitive levels of revenue growth and consistently higher levels of earnings. We believe that we have a solid base of products, design wins and opportunities from which to drive growth.

     Our business depends in large part on demand for mobile phones, communication network equipment, personal computers and associated equipment, and consumer electronics devices. Our revenues can be affected by changes in demand for any of these types of products. The markets for these products are competitive and rapidly changing. Accordingly, significant technological changes, new customer requirements, changes in customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect our revenues and operating results. In addition, our planned merger with LSI has had an effect on our anticipated revenues from the licensing of intellectual property because some counterparties are reluctant to enter into agreements at this time.

Restructuring and Decommissioning Activities

     We have implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations, including the closure of our wafer manufacturing facility in Orlando, Florida, where operations ceased in September 2005. On December 31, 2006, seven employees were assigned to the Orlando facility and primarily engaged in facility decommissioning activities. We expect these people to leave the business by the end of the second quarter of fiscal 2007. The buyer requested some changes to the agreement to sell our Orlando facility, therefore, we reworked the agreement and currently plan to close in the second quarter of fiscal 2007. In addition to our restructuring activities, we are engaged in activities to further resize our business.

     The following table shows the amounts recorded within restructuring and other charges-net in our statement of operations during the three months ended December 31, 2006 and 2005.

	Three Months Ended
	December 31,
	2006	2005
	(dollars in millions)
Business resizing expenses– net	$1	$21
Orlando decommissioning expenses	1	7
Restructuring and related expenses	—	3
Merger expenses	2	—
Restructuring and other charges-net	$4	$31

     For additional details on our restructuring and business resizing activities, see Note 4 to our financial statements in Item 1.

     To complete our restructuring programs we estimate that we will incur $2 million of additional cash charges, primarily related to the shutdown of the Orlando facility. The Company expects to pay the majority of these amounts during fiscal 2007.

     We estimate that approximately $23 million of cash is required to complete all of our current restructuring and restructuring related programs. This amount includes $17 million in our business restructuring reserves, $4 million in our payroll and benefit liabilities reflected in our balance sheet at December 31, 2006, and the $2 million of future cash charges noted above. These amounts exclude merger related expenses. The Company expects to fund these cash requirements with cash on hand.

Results of Operations

     Three months ended December 31, 2006 compared to the three months ended December 31, 2005

      The following table shows certain components of the statements of operations expressed as a percentage of revenue:

	Three Months Ended
	December 31,
	2006	2005

Gross profit	46.8%	47.9%
Operating expenses	41.4	52.4
Operating income (loss)	5.4	(4.5)
Net income (loss)	4.3%	(4.7)%

     The following table shows the change in revenue, both in dollars and in percentage terms, by segment:

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Revenue by Segment:
Consumer segment:
Storage	$128	$173	$(45)	(26)%
Mobility	123	90	33	37
Consumer segment	251	263	(12)	(5)
Networking segment	121	140	(19)	(14)
Total Revenue	$372	$403	$(31)	(8)%

     The revenue discussion below is qualitative in nature as it pertains to price, volume and mix analyses. Traditional price, volume and mix analysis is not practicable due to the diversity of our product lines and the rapid evolution of technology, including the frequent integration of additional functionality on a single integrated circuit.

     In the Consumer segment, product revenue was $236 million for the first quarter of fiscal 2007, a $7 million decrease from the first quarter of fiscal 2006, and revenue from licensing of intellectual property was $15 million for the first quarter of fiscal 2007, a $5 million decrease from the first quarter of fiscal 2006. The components of Consumer segment revenue are discussed below.

     Storage revenue

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Storage Revenue	$128	$173	$(45)	(26)%

     In Storage, product revenue was $126 million for the first quarter of fiscal 2007, a decrease of $36 million from the first quarter of fiscal 2006, and revenue from licensing of intellectual property was $2 million for the first quarter of fiscal 2007, a $9 million decrease from the first quarter of fiscal 2006. The product revenue decrease was primarily driven by product mix and lower volume in our system-on-a-chip solutions as a result of two of our customers merging. Price declines across most applications also contributed to the decrease. The decreases were partially offset by volume increases in sales of pre-amplifiers.

     Mobility revenue

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Storage Revenue	$123	$90	$33	37%

     In Mobility, product revenue was $110 million in the first quarter of fiscal 2007, an increase of $29 million from the first quarter of fiscal 2006, and revenue from licensing of intellectual property was $13 million for the first quarter of fiscal 2007, a $4 million increase from the first quarter of fiscal 2006. The product revenue increase was mainly due to an increase in shipments of products based on the 2.5G standard, partially offset by price declines across many applications and product mix.

     Networking revenue

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Storage Revenue	$121	$140	$(19)	(14)%

     In the Networking segment, product revenue was $115 million for the first quarter of fiscal 2007, a decrease of $13 million from the first quarter of fiscal 2006, and revenue from licensing of intellectual property was $6 million for the first quarter of fiscal 2007, a $6 million decrease from the first quarter of fiscal 2006. The decrease in product revenue is due to volume decreases in mature products, primarily related to a customer changing its personal computer system architecture. Volume decreases in personal computer applications, and price declines across many applications also contributed to the quarterly decline. The decreases were partially offset by favorable mix metrics as new network infrastructure offerings replaced mature products.

     Gross margin

Three Months Ended December 31,
	2006	2005	Change

Total Gross margin	46.8%	47.9%	(1.1)%

Gross margin by segment:
Consumer segment	38.2%	42.2%	(4.0)%
Networking segment	65.3%	60.0%	5.3%

     The decrease in gross margin percentage resulted from overall price declines in the sale of integrated circuits in each operating segment, unfavorable product mix and lower revenue from licensing of intellectual property. The decrease in gross margin was partially offset by improvement in our cost structure due to our business resizing initiatives.

     Although performance measurement and resource allocation for the reportable segments are based on many factors, the primary financial measure is segment gross margin, which excludes restructuring related charges and stock-based compensation charges included in costs. See Note 11 to our financial statements in Item 1 for additional segment information. The decrease in the Consumer segment gross margin reflects price declines in the sale of integrated circuits, unfavorable product mix and lower revenue from the licensing of intellectual property. These decreases were partially offset by improvements in our cost structure due to our business resizing initiatives. The improvement in gross margin for the Networking segment is primarily due to favorable product mix, savings related to improvements in our cost structure due to our business resizing initiatives. These increases were partially offset by price declines in the sale of integrated circuits.

     Selling, general and administrative

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Selling, general and administrative	$45	$61	$(16)	(26)%

     The decrease in selling, general and administrative expenses is primarily due to headcount and cost reductions resulting from our business resizing activities.

     Research and development

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Research and development	$104	$119	$(15)	(13)%

     The decrease in research and development expense is primarily related to headcount and cost reductions resulting from our business resizing activities resulting in lower design expenses for networking applications, non-program specific research and development expenses and information technology expenses. Also contributing to the decline is lower mask expenses as the timing for certain projects changed and lower computer assisted design expenses as we renegotiated contracts.

     Other income – net

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)
Other income – net	$5	$6	$(1)	(17)%

     The decrease in other income – net is mainly due to lower interest income, related to a lower cash balance during the current quarter, compared to the prior year quarter.

     Provision for income taxes

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)

Provision for income taxes	$3	$4	$(1)	(25)%
Effective tax rate	15.8%	(21.1)%	N/A	36.9

     For the three months ended December 31, 2006, the effective tax rate differs from the U.S. statutory rate primarily due to the net impact of recording a provision for taxes related to profitable non-U.S. jurisdictions, recording a provision for certain U.S. state taxes, recording deferred taxes on indefinite-lived goodwill intangible assets, and recording a valuation allowance against U.S. net deferred tax assets. For the three months ended December 31, 2005, the effective tax rate differs from the U.S. statutory rate primarily due to net impact of recording a provision for taxes related to profitable non-U.S. jurisdictions, recording deferred taxes on indefinite-lived goodwill intangible assets, and recording a full valuation allowance against U.S. net deferred tax assets.

     Income from discontinued operations

	Three Months Ended December 31,		Change
	2006	2005	$	%
	(dollars in millions)

Income from discontinued operations	$-	$4	$(4)	N/A

      Income from discontinued operations was $4 million in the first three months ended December 31, 2005, as a result of the reversal of a reserve related to our former Optoelectronics components business deemed no longer necessary. There was no income from discontinued operations for the three months ended December 31, 2006.

Liquidity and Capital Resources

     As of December 31, 2006, our cash and cash equivalents were $456 million, an increase of $50 million as of September 30, 2006. As of December 31, 2006, total debt was $362 million, which consists entirely of our long-term convertible subordinated notes due in 2009.

     Net cash provided by operating activities was $19 million for the three months ended December 31, 2006 and net cash used by operating activities was $7 million for the three months ended December 31, 2005. The improvement is attributable to lower cash outflows for costs and operating expenses as a result of our resizing activities, partially offset by lower revenues in the current period.

     Net cash provided by investing activities was $3 million for the three months ended December 31, 2006 compared to a use of $7 million in cash for the three months ended December 31, 2005. The improvement is primarily due to $29 million lower capital expenditures in the current quarter and the acquisition of intangible assets of $7 million in the prior year quarter. The increase was partially offset by a lower return of capital from our joint venture of $22 million and $4 million of lower proceeds from the sale of property, plant and equipment.

     Net cash provided by financing activities was $28 million for the three months ended December 31, 2006, compared to a use of cash of $35 million in the prior year quarter. The improvement is mainly due to repurchasing $41 million of our common stock in the prior year quarter and $22 million higher proceeds from the issuance of stock in the current quarter.

     We have incurred and expect that we will incur substantial costs in connection with the proposed merger with LSI. These costs are primarily the fees of attorneys, accountants and financial advisors. Pursuant to an engagement letter, we have agreed to pay Goldman Sachs, our financial advisor, a transaction fee of approximately $28 million, substantially all of which is payable upon consummation of the merger. In addition, we must pay a fee of $120 million to LSI if the merger agreement is terminated under circumstances specified in the merger agreement.

     Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided from operations will be sufficient to meet our projected cash requirements for at least the next 12 months.

Recent Pronouncements

     In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal year 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. We are evaluating the timing of our adoption of FIN 48 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for us as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. We are evaluating the timing of our adoption of SFAS 157 and the potential effects of implementing this statement on our financial condition and results of operations.

     In September 2006, the FASB issued statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS 158, which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. This Statement requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition of the funded status under SFAS 158 is effective for us as of the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position will have no effect on us, as that is the current practice. If SFAS 158 had been effective as of December 31, 2006 our pension and postretirement liability reflected in the balance sheet would have decreased by $129 million and accumulated other comprehensive loss would have decreased by $129 million, excluding any tax impacts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” for additional details.

Item 4. Controls and Procedures

     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

     No changes occurred during the three months ended December 31, 2006 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

      PART II - Other Information

Item 1. Legal Proceedings

     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. filed a lawsuit against us in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. While we have not completed our review of the matter, based on the information currently available, we intend to contest this matter vigorously.

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

     The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, could affect our future performance and the price of our stock.

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

Risk Factors Relating to the Merger

  If the proposed merger with LSI is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.

               If the merger is not completed, the price of our common stock may decline to the extent that the current market prices of our common stock reflect a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay a termination fee of $120 million.

               In addition, if the merger is not completed, we may experience negative reactions from the financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

  Customer uncertainties related to the merger could adversely affect our businesses, revenue and gross margins.

               In response to the announcement of the merger or due to ongoing uncertainty about the merger, customers may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase our products and services due to uncertainty about the direction of the company’s offerings and willingness to support its products. To the extent that the merger creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned merger, our revenues could be adversely affected. We may make assurances to customers to address their uncertainty about the direction of the company’s product and related support offerings which may result in additional obligations for the company. In addition, the announcement of the merger may cause prospective licensees of our intellectual property to delay or defer licensing decisions resulting in a decline in our licensing revenues which could have a significant impact on the profitability of the company. Our quarterly revenues and net earnings could be substantially below expectations of market analysts and a decline in our stock price could result.

Item 5. Other information

     We will hold our 2007 annual meeting of stockholders on March 29, 2007. Stockholders of record on February 2, 2007 will be entitled to notice of and to vote at the meeting. We anticipate distributing proxy materials to our stockholders for this meeting in mid-February. The deadlines for submitting shareholder proposals for this meeting under Rule 14a-8 under the Securities Exchange Act of 1934 and under our bylaws has passed.

Item 6. Exhibits

Exhibits

               See Exhibit Index.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGERE SYSTEMS INC.

/s/ Peter Kelly
Date: February 9, 2007
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

10.1

Agreement and plan of Merger, dated as of December 3, 2006, by and among Agere Systems Inc., LSI Logic Corporation and Atlas Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed December 4, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350